Form 10-K
period 1993-12-31
UNION ELECTRIC CO
filed 1994-03-29
CIK 100826

================================================================================
                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
          For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-2967

                             UNION ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)
              Missouri                                  43-0559760
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                1901 Chouteau Avenue, St. Louis, Missouri 63103
             (Address of principal executive offices and Zip Code)
       Registrant's telephone number, including area code: (314) 621-3222
          Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Common Stock, $5 par value                   New York Stock Exchange

Preferred Stock, without par value (entitled to cumulative dividends):
    Stated value $100 per share -     }
     $7.44 Series    $4.50 Series     }  New York Stock Exchange
     $6.40 Series    $4.00 Series     }
     $4.56 Series    $3.50 Series     }

       Securities Registered Pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No   .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any agreement to this Form 10-K. (X)

    Aggregate market value of voting stock held by non-affiliates as of March 9, 1994, based on closing prices most recently available as reported in The Wall Street Journal (excluding Preferred Stock for which quotes are not publicly available): $3,831,643,261.

    Shares of Common Stock, $5 par value, outstanding as of March 9, 1994:
102,123,834 shares (excluding 42,990 treasury shares).

                     Documents Incorporated by References.

    Portions of the registrant's 1993 Annual Report to Stockholders (the "1993 Annual Report") are incorporated by reference into Parts I, II and IV.

    Portions of the registrant's definitive proxy statement for the 1994 annual meeting are incorporated by reference into Part III.
================================================================================

                               TABLE OF CONTENTS
                               -----------------

PART I                                                                      Page
                                                                            ----
Item  1 - Business
            General........................................................   1
            Construction Program and Financing.............................   1
            Rates..........................................................   2
            Fuel Supply....................................................   2
            Regulation.....................................................   3
            Industry Issues................................................   4
            Operating Statistics/1/........................................   5
            Other Statistical Information..................................   5
Item  2 - Properties.......................................................   6
Item  3 - Legal Proceedings................................................   7
Item  4 - Submission of Matters to a Vote of Security Holders/2/

Executive Officers of the Registrant (Item 401(b) of Regulation S-K).......   8

PART II

Item  5 - Market for Registrant's Common Equity and Related
            Stockholder Matters/1/.........................................  10
Item  6 - Selected Financial Data/1/.......................................  10
Item  7 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations/1/...................................  10
Item  8 - Financial Statements and Supplementary Data/1/...................  10
Item  9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure/2/

PART III

Item 10 - Directors and Executive Officers of the Registrant/1/............  11
Item 11 - Executive Compensation/1/........................................  11
Item 12 - Security Ownership of Certain Beneficial Owners
            and Management/1/..............................................  11
Item 13 - Certain Relationships and Related Transactions/1/................  11

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.......................................................  12

SIGNATURES.................................................................  23
EXHIBITS...................................................................  24

- ------------------
/1/ Incorporated herein by reference.
/2/ Not applicable and not included herein.

                                     PART I

 ITEM  1.  BUSINESS.

                                    GENERAL

         The registrant, Union Electric Company (the "Company"), incorporated in Missouri in 1922, is successor to a number of companies, the oldest of which was organized in 1881. The Company, which is the largest electric utility in the State of Missouri, supplies electric service in territories in Missouri and Illinois having an estimated population of 2,600,000 within an area of approximately 24,500 square miles, including the greater St. Louis area. Natural gas purchased from non-affiliated pipeline companies is distributed in 90 Missouri communities and in the City of Alton, Illinois and vicinity.

         For the year 1993, 95.2% of total operating revenues was derived from the sale of electric energy and 4.8% from the sale of natural gas. Electric operating revenues as a percentage of total operating revenues for the years 1989, 1990, 1991, and 1992 were 96%, 95.9%, 95.7%, and 95.7% respectively.

         The Company employed 6,417 persons at December 31, 1993. Approximately 70% of the Company's employees are represented by local unions affiliated with the AFL-CIO. Labor agreements representing approximately 4,400 employees will expire in 1996. One agreement covering 107 employees expires in 1994, and one agreement covering 21 employees will expire in 1997.



                       CONSTRUCTION PROGRAM AND FINANCING

         The Company is engaged in a construction program under which expenditures averaging approximately $310 million are anticipated during each of the next five years. Capital expenditures for compliance with the Clean Air Act Amendments of 1990 are included in the construction program -- also see "Regulation", below. The Company does not anticipate a need for additional electric generating capacity before the year 2000.

         During the five-year period ended 1993 gross additions to the property of the Company, including allowance for funds used during construction and excluding nuclear fuel, were approximately $1.2 billion (including $266 million in 1993) and property retirements were $190 million.

         In addition to the funds required for construction during the 1994-1998 period, $174 million will be required to repay long-term debt and preferred stock as follows: $31 million in 1994, $38 million in 1995, $60 million in 1996, and $45 million in 1997. Amounts for years subsequent to 1994 do not include nuclear fuel lease payments since the amounts of such payments are not currently determinable.

         For information on the Company's external cash sources, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis" on Page 18 of the 1993 Annual Report pages incorporated herein by reference.

         Financing Restrictions. Under the most restrictive earnings test contained in the Company's principal Indenture of Mortgage and Deed of Trust ("Mortgage") relating to its First Mortgage Bonds ("Bonds"), no Bonds may be issued (except in certain refunding operations) unless the Company's net earnings available for interest after depreciation for 12 consecutive months within the 15 months preceding such issuance are at least two times annual interest charges on all Bonds and prior lien bonds then outstanding and to be issued (all calculated as provided in the Mortgage). Such ratio for the 12 months ended December 31, 1993 was 6.3, which would permit the Company to issue an additional $2.9 billion of Bonds (7% annual interest rate assumed). Additionally, the Mortgage permits issuance of new bonds up to (a) 60% of defined property additions, or (b) the amount of previous bonds retired or to be retired, or (c) the amount of cash put up for such purpose. At December 31, 1993, the aggregate amount of Bonds issuable under (a) and (b) above was approximately $1.5 billion. The Company's Articles of Incorporation restrict the Company from selling Preferred Stock unless its net earnings for a period of 12 consecutive months within 15 months preceding such sale are at least two and one-half times the annual dividend requirements on its Preferred Stock then outstanding and to be issued. Such ratio for the 12 months ended December 31, 1993 was 22.0, which would permit the Company to issue an additional $1.5 billion stated value of Preferred Stock (7% annual dividend rate assumed). Certain other financing arrangements require the Company to obtain prior consents to various actions by the Company, including any future borrowings, except for permitted financings such as borrowings under revolving credit agreements, the nuclear fuel lease, unsecured short-term borrowings (subject to certain conditions), and the issuance of additional Bonds.


                                     RATES

         For the year 1993, approximately 89%, 8%, and 3% of the Company's electric operating revenues were based on rates regulated by Missouri Public Service Commission, Illinois Commerce Commission, and the Federal Energy Regulatory Commission ("FERC") of the Department of Energy, respectively.

         For additional information on rates, see the penultimate paragraph of
 Note 10 to the "Notes to Financial Statements" on Page 32 of the 1993 Annual Report pages incorporated herein by reference.


                                  FUEL SUPPLY

Cost of Fuels                                         Year
- -------------                   ------------------------------------------------
                                  1993      1992      1991      1990      1989
                                --------  --------  --------  --------  --------

Per Million BTU - Coal          153.284c  150.941c  151.926c  155.222c  152.905c
                - Nuclear        56.848c   61.818c   79.043c   79.730c   78.045c
                - System        126.362c  126.711c  130.117c  135.973c  133.141c

Per kWh of Steam Generation       1.331c    1.310c    1.348c    1.392c    1.356c

       Coal. Because of uncertainties of supply due to potential work stoppages, equipment breakdowns and other factors, the Company has a policy of maintaining a coal inventory of 75 days, based on normal annual burn practices. See "Regulation" for additional reference to the Company's coal requirements.

       Nuclear. The components of the nuclear fuel cycle required for nuclear generating units are as follows: (1) uranium; (2) conversion of uranium into uranium hexafluoride; (3) enrichment of uranium hexafluoride; (4) conversion of enriched uranium hexafluoride into uranium dioxide and the fabrication into nuclear fuel assemblies; and (5) disposal and/or reprocessing of spent nuclear fuel.

       The Company has contracts to fulfill its needs for uranium, enrichment, and fabrication services through 2002. The Company's contract for conversion services is sufficient to supply the Callaway Plant through 1995. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the estimated life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires re-fueling at 18-month intervals and re-fuelings are presently scheduled for the spring of 1995 and fall of 1996.

       Under the Nuclear Waste Policy Act of 1982, the U. S. Department of Energy (DOE) is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per kilowatt-hour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2010. The Company has sufficient storage capacity at the Callaway Plant site until 2004 and has viable storage alternatives under consideration that would provide additional storage facilities. Each alternative will likely require Nuclear Regulatory Commission approval and may require other regulatory approvals. The delayed availability of DOE's disposal facility is not expected to adversely affect the continued operation of the Callaway Plant.

       Oil and Gas. The actual and prospective use of such fuels is minimal, and the Company has not experienced and does not expect to experience difficulty in obtaining adequate supplies.



                                   REGULATION

       The Company is subject to regulation by the Missouri Commission and Illinois Commission as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, and various other matters. The Company is also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the FERC.

       Operation of the Company's Callaway Plant is subject to regulation by the Nuclear Regulatory Commission. The Company's Facility Operating License for the Callaway Plant expires on October 18, 2024.

       The Company's Osage hydroelectric plant and its Taum Sauk pumped-storage hydro plant, as licensed projects under the Federal Power Act, are subject to certain federal regulations affecting, among other things, the general operation and maintenance of the projects. The Company's license for the Osage Plant expires on February 28, 2006, and its license for the Taum Sauk Plant expires on June 30, 2010. The Company's Keokuk Plant and dam located in the Mississippi River between Hamilton, Illinois and Keokuk, Iowa, are operated under authority, unlimited in time, granted by an Act of Congress in 1905.

       The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935, except Section 9(a)(2) relating to the acquisition of securities of other public utility companies and Section 11(b)(2) with respect to concluding matters relating to the 1974 acquisition of the common stock of a former subsidiary. When the Securities and Exchange Commission approved such acquisition it reserved jurisdiction to pass upon the right of the Company to retain its gas properties.

       The Company is regulated, in certain of its operations, by air and water pollution and hazardous waste regulations at the city, county, state and federal levels. The Company is in substantial compliance with such existing regulations.

       Under the Clean Air Act Amendments of 1990, the Company is required to reduce total annual emissions of sulfur dioxide by approximately two-thirds by the year 2000. Significant reductions in nitrogen oxide will also be required. With switching to low-sulfur coal and early banking of emission credits, the Company anticipates that it can comply with the requirements of the law with no significant increase in revenue needs because the related capital costs, currently estimated at about $300 million, will be largely offset by lower fuel costs. The Company's Clean Air Act compliance program is subject to approval by regulatory authorities.

       As of December 31, 1993, the Company was designated a potentially responsible party (PRP) by federal and state environmental protection agencies for five hazardous waste sites. Other hazardous waste sites have been identified for which the Company may be responsible but has not been designated a PRP. The Company is presently investigating the remedial costs that will be required for all of these sites. Such costs are not expected to have a material adverse effect on the Company's financial position.

       Other aspects of the Company's business are subject to the jurisdiction of various regulatory authorities.



                                INDUSTRY ISSUES

       The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: changes in the structure of the industry as a result of amendments to federal laws regulating ownership of generating facilities and access to transmission systems; continually developing environmental laws, regulations and issues; public concern about the siting of new facilities; increasing public attention on the potential public health consequences of exposure to electric and magnetic fields emanating from power lines and other electric sources; proposals for demand side management programs; and public concerns about the disposal of nuclear wastes and about global climate issues. The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations or financial condition.

                              OPERATING STATISTICS

       The information on Page 33 in the Company's 1993 Annual Report is incorporated herein by reference.



                         OTHER STATISTICAL INFORMATION

                                      1993    1992    1991     1990      1989
                                     ------  ------  ------  --------  --------

KILOWATTHOUR OUTPUT (in millions)

  Fossil fuel generation...........  19,582  21,266  22,144   22,882    23,043

  Nuclear generation...............   8,381   8,084   9,979    7,998     8,344

  Hydro generation.................   1,971   1,509   1,148    1,610     1,042

  Purchased from Electric
   Energy, Inc.....................     673     527     465      466       236

  Net interchange and
   other purchases.................   3,360   1,819     194  (   259)  (   127)
                                     ------  ------  ------   ------    ------

    Total Output...................  33,967  33,205  33,930   32,697    32,538

  Less line losses and system use..   2,389   2,300   2,320    2,252     2,392
                                     ------  ------  ------   ------    ------

    KilowattHour Sales.............  31,578  30,905  31,610   30,445    30,146
                                     ======  ======  ======   ======    ======

                                - - - - - - - - - - - - - - -

 Common Stock dividends
   as a percentage
   of earnings.....................      84      80      72       77        77

 ITEM  2.  PROPERTIES.

       The following table sets forth information with respect to the Company's generating facilities and capability at the time of the expected 1994 peak.

                                                      Gross Kilowatt
        Energy                                          Installed
        Source     Plant            Location            Capability
        ------     -----            --------          --------------

     Coal       Labadie      Franklin County, Mo.          2,340,000
                Rush Island  Jefferson County, Mo.         1,212,000
                Sioux        St. Charles County, Mo.         990,000
                Meramec      St. Louis County, Mo.           925,000
                                                           ---------

                                   Total Coal              5,467,000

     Nuclear    Callaway     Callaway County, Mo.          1,170,000

     Hydro      Osage        Lakeside, Mo.                   212,000
                Keokuk       Keokuk, Ia.                     119,000
                                                           ---------

                                   Total Hydro               331,000

     Oil and    Venice       Venice, Ill.                    456,000
     Natural    Other        Various                         379,000
     Gas                                                   ---------
                                   Total Oil and
                                     Natural Gas             835,000

     Pumped-
     storage    Taum Sauk    Reynolds County, Mo.            350,000
                                                           ---------

                                   TOTAL                   8,153,000
                                                           =========

       In planning its construction program, the Company is presently utilizing a forecast of kilowatthour sales growth of approximately 1.8% and peak load growth of 1.0%, each compounded annually, and is providing for a minimum reserve margin of approximately 18% to 20% above its anticipated peak load requirements.

       See "Operating Statistics", incorporated by reference in Part I of this Form 10-K, for information on loads and capability during the five-year period ended 1993.

       See "Liquidity and Capital Resources" under "Management's Discussion and Analysis" on Pages 17 and 18 of the 1993 Annual Report pages incorporated herein by reference for information on the 1992 purchase and sale of certain properties.

       The Company is a member of one of the nine regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply - MAIN (Mid-America Interconnected Network) operating primarily in Wisconsin, Illinois and Missouri. The Company has interconnections for the exchange of power, directly and through the facilities of others, with fifteen private utilities and with Associated Electric Cooperative, Inc., the City of Columbia, Missouri, the Southwestern Power Administration and the Tennessee Valley Authority.

       The Company owns 40% of the capital stock of Electric Energy, Inc. ("EEI"), the balance of which is held by three other sponsoring companies -- Kentucky Utilities Company ("KU"), Central Illinois Public Service ("CIPS"), and Illinois Power Company ("IP"). EEI owns and operates a generating plant with a nominal capacity of 1,000 mW. As of January 1, 1994, 60% of the plant's output is committed to the Paducah Project of the DOE, 20% is committed to KU, 10% to the Company, and 5% each to IP and CIPS.

       As of December 31, 1993, the Company owned approximately 3,297 circuit miles of electric transmission lines and 731 substations with a transformer capacity of approximately 44,324,000 kVA. The Company owns four propane-air plants with an aggregate daily natural gas equivalent capacity of 31,590 million cubic feet and 2,599 miles of gas mains. Other properties of the Company include distribution lines, underground cable, steam distribution facilities in Jefferson City, Missouri and office buildings, warehouses, garages and repair shops.

       The Company has fee title to all principal plants and other important units of property, or to the real property on which such facilities are located (subject to mortgage liens securing outstanding indebtedness of the Company and to permitted liens and judgment liens, as defined), except that (i) a portion of the Osage Plant reservoir, certain facilities at the Sioux Plant, certain of the Company's substations and most of its transmission and distribution lines and gas mains are situated on lands occupied under leases, easements, franchises, licenses or permits; (ii) the United States and/or the State of Missouri own, or have or may have, paramount rights to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River, on which certain generating and other properties of the Company are located; and (iii) the United States and/or State of Illinois and/or State of Iowa and/or City of Keokuk, Iowa own, or have or may have, paramount rights with respect to, certain lands lying in the bed of the Mississippi River on which a portion of the Company's Keokuk Plant is located.

       Substantially all of the Company's property and plant is subject to the direct first lien of an Indenture of Mortgage and Deed of Trust dated June 15, 1937, as amended and supplemented. As part of the 1983 merger of the Company with its utility subsidiaries, the Company assumed the mortgage indenture of each subsidiary. Currently, the prior liens of two former subsidiary indentures extend to the property and franchises acquired by the Company from such subsidiaries. Such indentures also contain provisions subjecting to the prior lien thereof after-acquired property of the Company constituting (with certain exceptions) additions, extensions, improvements, repairs, and replacements appurtenant to property acquired in the merger. In addition, one such indenture contains a provision subjecting to the prior lien thereof after-acquired property of the Company situated in the territory served by the former subsidiary prior to the merger.


 ITEM   3.  LEGAL PROCEEDINGS.

     The Company is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position.

 INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF REGULATION S-K:

                                                          Date First
                        Age At                            Elected or
       Name            12/31/93  Present Position         Appointed
       ----            --------  ----------------         ----------

Charles W. Mueller        55     President                    7/1/93
                                 Chief Executive Officer      1/1/94
                                 and Director                6/11/93

Donald E. Brandt          39     Senior Vice President        7/1/88

Charles A. Bremer         49     Senior Vice President        7/1/88

Robert O. Piening         56     Senior Vice President        7/1/88

Donald F. Schnell         61     Senior Vice President        7/1/88

Charles J. Schukai        59     Senior Vice President        7/1/88

M. Patricia Barrett       56     Vice President               3/1/91

James J. Beisman          60     Vice President              4/24/84

Donald W. Capone          58     Vice President               7/1/88

William J. Carr           56     Vice President              10/1/88

William E. Jaudes         56     Vice President and          4/23/85
                                 General Counsel             4/22/80

R. Alan Kelley            41     Vice President               7/1/88

Herbert W. Loeh           61     Vice President              4/24/84

Michael J. Montana        47     Vice President               7/1/88

Gary L. Rainwater         47     Vice President               7/1/93

Garry L. Randolph         45     Vice President               3/1/91

William A. Sanford        60     Vice President              10/6/78

Robert J. Schukai         55     Vice President               7/1/88

William C. Shores         55     Vice President               7/1/88

                                                          Date First
                        Age At                            Elected or
       Name            12/31/93  Present Position         Appointed
       ----            --------  ----------------         ----------

Jerrel D. Smith           63     Vice President               7/1/88

Ronald C. Zdellar         49     Vice President               7/1/88

Joseph M. Pfeifer         59     Controller                   7/1/88

James C. Thompson         54     Secretary                   12/1/82

Jerre E. Birdsong         39     Treasurer                    7/1/93

       All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders held in April. There are no family relationships between the foregoing officers of the Company except that Charles J. Schukai and Robert J. Schukai are brothers. Each of the above-named executive officers has been employed by the Company for more than five years in executive or management positions.

                                    PART II

 ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

      Information required to be reported by this item is included on page 37 of the 1993 Annual Report and is incorporated herein by reference.


 ITEM  6.  SELECTED FINANCIAL DATA.

      Information for the 1989-1993 period required to be reported by this item is included on pages 34 and 35 of the 1993 Annual Report and is incorporated herein by reference.


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Information required to be reported by this item is included on pages 16, 17 and 18 of the 1993 Annual Report and is incorporated herein by reference.

 ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The financial statements of the Company on pages 20 through 32, the report thereon of Price Waterhouse appearing on page 19 and the Selected Quarterly Information on page 18 of the 1993 Annual Report are incorporated herein by reference.

                                    PART III

 ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1994 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

      Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


 ITEM  11.  EXECUTIVE COMPENSATION.

      Any information required to be reported by this item is included under "Compensation" in the Company's 1994 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


 ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Any information required to be reported by this item is included under "Security Ownership of Management" in the Company's 1994 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


 ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Any information required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1994 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

    1. Financial Statements: *

                                                                  Page From 1993
                                                                   Annual Report
                                                                  --------------

    Report of Independent Accountants................................    19
    Statement of Income - Years 1993, 1992 and 1991..................    20
    Statement of Cash Flows - Years 1993, 1992, and 1991.............    21
    Balance Sheet - December 31, 1993 and 1992.......................    22
    Long-Term Debt - December 31, 1993 and 1992......................    24
    Preferred Stock - December 31, 1993 and 1992.....................    25
    Statement of Retained Earnings - Years 1993, 1992, and 1991......    26
    Statement of Other Paid-in Capital - Years 1993, 1992, and 1991..    26
    Notes to Financial Statements....................................    27

    *Incorporated by reference from the indicated pages of the 1993
     Annual Report

    2.  Financial Statement Schedules:

        The following schedules, for the years ended December 31, 1993, 1992, and 1991, should be read in conjunction with the aforementioned financial statements (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).

                                                                   Pages Herein
                                                                   ------------

        Report of Independent Accountants on Financial
         Statement Schedules......................................       13

        Property, Plant and Equipment (Schedule V)................       14

        Accumulated Depreciation, Depletion and Amortization of
         Property Plant and Equipment (Schedule VI)...............       19

        Valuation and Qualifying Accounts (Schedule VIII).........       22

    3.  Exhibits: See EXHIBITS, Page 24

      (b)  Reports on Form 8-K.  None

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------



         To the Board of Directors
         of Union Electric Company



         Our audits of the financial statements referred to in our report dated February 2, 1994 appearing on page 19 of the 1993 Annual Report to Stockholders of Union Electric Company (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



         /s/ PRICE WATERHOUSE

         PRICE WATERHOUSE


         One Boatmen's Plaza
         St. Louis, Missouri
         February 2, 1994

                             UNION ELECTRIC COMPANY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1993

         Col. A                                          Col. B           Col. C         Col. D        Col. E          Col. F
         ------                                          ------           ------         ------        ------          ------
                                                        Balance at                                                     Balance
                                                        beginning       Additions                                       at end
      Classification                                    of period        at cost      Retirements   Other changes     of period
      --------------                                 --------------    ------------   -----------   --------------    ----------
Utility properties
  Electric
    Tangible
      Plant in Service
        Steam production - nuclear                   $3,170,695,412    $ 68,771,856   $ 9,436,019                    $3,230,031,249
                         - fossil                     1,509,261,860      80,681,927    11,488,513                     1,578,455,274
        Hydraulic production                             79,536,054       6,396,399       505,924                        85,426,529
        Pumped storage production                        47,056,488          20,654         2,528                        47,074,614
        Internal combustion production                   41,765,954         109,752                                      41,875,706
        Transmission                                    387,511,875       3,071,663     1,548,210                       389,035,328
        Distribution                                  2,058,669,180     122,754,362    17,654,622                     2,163,768,920
        General                                         359,443,868      23,458,032     5,554,585                       377,347,315
      Construction work in progress                     131,581,139      13,366,597                                     144,947,736
      Nuclear Fuel                                      100,098,274       1,166,889                                     101,265,163
      Settlement of uranium litigation                   (2,481,311)     (4,175,812)   (2,600,303)                       (4,056,820)
      Plant held for future use                           3,575,699         (97,953)                                      3,477,746
                                                     --------------    ------------                                 --------------
                 Total                                7,886,714,492     315,524,366    43,590,098                     8,158,648,760
    Intangible                                              162,009                                                         162,009
    Electric plant acquisition adjustments               31,794,574                                                      31,794,574
                                                     --------------                                                  --------------
                 Total                                7,918,671,075     315,524,366    43,590,098                     8,190,605,343

  Steam Heating
    Tangible
      Plant in service
        Production                                          838,724              38         2,736                           836,026
        Distribution                                        148,544          (9,352)          297                           138,895
        General                                               7,083               -                                           7,083
                                                     --------------    ------------                                  --------------
                  Total                                     994,351          (9,314)        3,033                           982,004

  Gas
    Tangible
      Plant in service
        Production                                        3,315,011           3,749                                       3,318,760
        Transmission                                      8,023,837          82,877         1,940                         8,104,774
        Distribution                                    119,455,966      10,870,865       656,137                       129,670,694
        General                                           8,000,033         261,603       189,229                         8,072,407
      Construction work in progress                       1,554,634         210,580                                       1,765,214
                                                     --------------    ------------                                  --------------
                   Total                                140,349,481      11,429,674       847,306                       150,931,849
    Intangible                                               16,113                                                          16,113
                                                     --------------                                                  --------------
                   Total                                140,365,594      11,429,674       847,306                       150,947,962

                   Total utility properties           8,060,031,020     326,944,726    44,440,437                     8,342,535,309
Non-utility properties                                    2,043,058          59,293       172,894                         1,929,457
                                                     --------------    ------------   -----------                    --------------

                   Total property, plant and
                     equipment                      $8,062,074,078    $327,004,019   $44,613,331                     $8,344,464,766
                                                    ==============    ============   ===========                     ==============

                             UNION ELECTRIC COMPANY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1992

          Col. A                                   Col. B         Col. C        Col. D         Col. E           Col. F
          ------                                   ------         ------        ------         ------           ------
                                                Balance at                                                      Balance
                                                 beginning       Additions                                      at end
      Classification                             of period        at cost     Retirements    Other changes     of period
      --------------                          --------------   ------------   -----------   --------------   --------------
                                                                               (Note a)        (Note b)
Utility properties
  Electric
    Tangible
      Plant in Service
        Steam production - nuclear            $3,102,218,802   $ 67,953,292   $  (523,318)  $                $3,170,695,412
                         - fossil              1,462,662,377     48,892,797     2,293,314                     1,509,261,860
        Hydraulic production                      74,568,374      5,077,588       109,908                        79,536,054
        Pumped storage production                 47,012,501         43,987                                      47,056,488
        Internal combustion production            41,750,260         17,049         1,355                        41,765,954
        Transmission                             381,158,465      3,311,667       607,330        3,649,073      387,511,875
        Distribution                           1,961,141,126    120,294,446    65,470,390       42,703,998    2,058,669,180
        General                                  314,248,918     54,933,708    10,456,441          717,683      359,443,868
      Construction work in progress              128,972,686      3,605,458       997,005                       131,581,139
      Nuclear Fuel                                90,258,053      9,840,221                                     100,098,274
      Settlement of uranium litigation            (4,388,328)      (786,524)   (2,693,541)                       (2,481,311)
      Plant held for future use                    3,003,617        572,082                                       3,575,699
                                              --------------   ------------   -----------   --------------   --------------
                 Total                         7,602,606,851    313,755,771    76,718,884       47,070,754    7,886,714,492
    Intangible                                       161,316                                           693          162,009
    Electric plant acquisition adjustments            57,431                                    31,737,143       31,794,574
                                              --------------   ------------   -----------   --------------   --------------
                 Total                         7,602,825,598    313,755,771    76,718,884       78,808,590    7,918,671,075

  Steam Heating
    Tangible
      Plant in service
        Production                                   798,687         40,037                                         838,724
        Distribution                                 148,544                                                        148,544
        General                                          935          6,148                                           7,083
      Construction work in progress                   38,057        (38,057)
                                              --------------   ------------                                  --------------
                  Total                              986,223          8,128                                         994,351

  Gas
    Tangible
      Plant in service
        Production                                 3,304,552         10,459                                       3,315,011
        Transmission                               7,773,883        251,421         1,467                         8,023,837
        Distribution                             111,963,290      8,127,065       634,389                       119,455,966
        General                                    6,995,296      1,268,767       264,030                         8,000,033
      Construction work in progress                1,050,691        503,943                                       1,554,634
                                              --------------   ------------   -----------                    --------------
                   Total                         131,087,712     10,161,655       899,886                       140,349,481
    Intangible                                        16,113                                                         16,113
                                              --------------   ------------   -----------                    --------------
                   Total                         131,103,825     10,161,655       899,886                       140,365,594

                         (Continued on following page)

                             UNION ELECTRIC COMPANY

                      FOR THE YEAR ENDED DECEMBER 31, 1992

        Col. A                                               Col. B          Col. C         Col. D         Col. E         Col. F
        ------                                               ------          ------         ------         ------         ------
                                                            Balance at                                                    Balance
                                                            beginning       Additions                                     at end
Classification                                              of period        at cost      Retirements   Other changes    of period
- --------------------------------------------------------  --------------  --------------  ------------  -------------   ------------
                                                                                            (Note a)       (Note b)
Utility properties (Continued)
  Water
    Tangible
      Plant in service
        Source of supply                                  $      705,580   $        707   $   706,287   $             $
        Pumping                                                  516,272             33       516,305
        Water treatment                                        4,305,018          3,218     4,308,236
        Distribution                                          10,167,518        222,201    10,389,719
        General                                                  203,921          1,688       205,609
      Construction work in progress                              134,221        (91,721)       42,500
                                                          --------------   ------------   -----------                 --------------
                   Total                                      16,032,530        136,126    16,168,656
                                                          --------------   ------------   -----------   -----------   --------------
                   Total utility properties                7,750,948,176    324,061,680    93,787,426    78,808,590    8,060,031,020

Non-utility properties                                         1,739,939        303,119                                    2,043,058
                                                          --------------   ------------   -----------   -----------   --------------

                   Total property, plant and equipment    $7,752,688,115   $324,364,799   $93,787,426   $78,808,590   $8,062,074,078
                                                          ==============   ============   ===========   ===========   ==============

Notes:

(a) Includes $58,027,040 property, plant and equipment related to Iowa and northern Illinois electric properties sold by the registrant in December, 1992.

(b) Reflects Missouri retail electric properties of Arkansas Power & Light Company purchased by the registrant in March, 1992.

                             UNION ELECTRIC COMPANY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1991

         Col. A                                   Col. B          Col. C         Col. D         Col. E          Col. F
         ------                                   ------          ------         ------         ------          ------
                                                Balance at                                                      Balance
                                                 beginning      Additions                                        at end
      Classification                            of period        at cost      Retirements    Other changes     of period
      --------------                          --------------   ------------   -----------   --------------   -------------
Utility properties
  Electric
    Tangible
      Plant in Service
        Steam production - nuclear            $3,094,353,470   $  7,702,850   $  (162,482)                   $3,102,218,802
                         - fossil              1,425,379,802     41,317,274     4,034,699                     1,462,662,377
        Hydraulic production                      74,162,004        621,065       214,695                        74,568,374
        Pumped storage production                 47,082,603          9,651        79,753                        47,012,501
        Internal combustion production            41,727,782         40,240        17,762                        41,750,260
        Transmission                             377,970,150      4,271,553     1,083,238                       381,158,465
        Distribution                           1,878,005,858     95,819,951    12,684,683                     1,961,141,126
        General                                  297,576,309     27,296,281    10,623,672                       314,248,918
      Construction work in progress               79,522,762     49,449,924                                     128,972,686
      Nuclear Fuel                                61,635,597     28,622,456                                      90,258,053
      Settlement of uranium litigation            (8,971,602)    (3,278,525)   (7,861,799)                       (4,388,328)
      Plant held for future use                    2,067,406        936,211                                       3,003,617
                                              --------------   ------------  ------------                   ---------------
                 Total                         7,370,512,141    252,808,931    20,714,221                     7,602,606,851
    Intangible                                       161,316                                                        161,316
    Electric plant acquisition adjustments            57,431                                                         57,431
                                              --------------   ------------  ------------                   ---------------
                 Total                         7,370,730,888    252,808,931    20,714,221                     7,602,825,598

  Steam Heating
    Tangible
      Plant in service
        Production                                   798,694             (7)                                        798,687
        Distribution                                 230,585                       82,041                           148,544
        General                                          935                                                            935
      Construction work in progress                   19,221         18,836                                          38,057
                                              --------------   ------------  ------------                   ---------------
                  Total                            1,049,435         18,829        82,041                           986,223

  Gas
    Tangible
      Plant in service
        Production                                 3,398,931         44,474       138,853                         3,304,552
        Transmission                               7,922,516       (137,070)       11,563                         7,773,883
        Distribution                             104,504,018      8,159,834       700,562                       111,963,290
        General                                    6,789,956        575,854       370,514                         6,995,296
      Construction work in progress                  818,000        232,691                                       1,050,691
                                              --------------   ------------  ------------                   ---------------
                   Total                         123,433,421      8,875,783     1,221,492                       131,087,712
    Intangible                                        16,113                                                         16,113
                                              --------------   ------------  ------------                   ---------------
                   Total                         123,449,534      8,875,783     1,221,492                       131,103,825

                         (Continued on following page)

                             UNION ELECTRIC COMPANY

                      FOR THE YEAR ENDED DECEMBER 31, 1991


     Col. A                                                   Col. B          Col. C         Col. D        Col. E          Col. F
     ------                                                   ------          ------         ------        ------          ------
                                                             Balance at                                                    Balance
                                                             beginning       Additions                                     at end
Classification                                               of period        at cost      Retirements  Other changes     of period
- --------------                                            ---------------  --------------  -----------  -------------    -----------

Utility properties (Continued)
  Water
    Tangible
      Plant in service
        Source of supply                                  $      686,544    $     19,036   $                          $      705,580
        Pumping                                                  499,201          17,071                                     516,272
        Water treatment                                        4,224,000          81,018                                   4,305,018
        Distribution                                           9,694,562         490,774        17,818                    10,167,518
        General                                                  261,045         (40,951)       16,173                       203,921
      Construction work in progress                               (3,553)        137,774                                     134,221
                                                          --------------    ------------    ----------                --------------
                   Total                                      15,361,799         704,722        33,991                    16,032,530
                                                          --------------    ------------    ----------                --------------
                   Total utility properties                7,510,591,656     262,408,265    22,051,745                 7,750,948,176

Non-utility properties                                         1,654,048          94,678         8,787                     1,739,939
                                                          --------------    ------------   -----------                --------------

                   Total property, plant and equipment    $7,512,245,704    $262,502,943   $22,060,532                $7,752,688,115
                                                          ==============    ============   ===========                ==============

                             UNION ELECTRIC COMPANY

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1993

     Col. A                                          Col. B           Col. C         Col. D        Col. E            Col. F
     ------                                          ------           ------         ------        ------            ------
                                                   Balance at        Additions                                      Balance
                                                   beginning     charged to costs                                    at end
Classification                                     of period       and expenses    Retirements  Other changes      of period
- --------------                                  ---------------  ----------------  -----------  -------------    --------------
                                                                       (Note)
Utility properties
  Electric
      Plant in Service
        Steam production - nuclear               $  950,993,945    $114,480,737    $ 8,518,171                   $1,056,956,511
                         - fossil                   764,026,298      47,379,480     13,427,715                      797,978,063
        Hydraulic production                         37,114,176         931,306        503,069                       37,542,413
        Pumped storage production                    16,582,2           531,947         (4,427)                      17,118,663
        Internal combustion production               29,643,399       1,668,361                                      31,311,760
        Transmission                                141,345,314       7,219,469      1,249,784                      147,314,999
        Distribution                                805,218,005      76,167,490     19,151,468                      862,234,027
        General                                      71,271,014      13,539,428      5,066,561                       79,743,881
                                                 --------------    ------------    -----------                   --------------
                Total                             2,816,194,440     261,918,218     47,912,341                    3,030,200,317

      Electric Plant Acquisition Adjustments          1,295,892       1,595,484                                       2,891,376
                                                 --------------    ------------    -----------                   --------------
                Total                             2,817,490,332     263,513,702     47,912,341                    3,033,091,693

  Steam heating                                         484,601          29,704          3,033                          511,272
  Gas                                                42,199,703       4,263,481      1,077,015                       45,386,169
                                                 --------------    ------------    -----------                   --------------
                Total utility properties          2,860,174,636     267,806,887     48,992,389                    3,078,989,134

Non-utility properties                                  524,879          10,733         15,745                          519,867
                                                 --------------    ------------    -----------                   --------------

                 Total                           $2,860,699,515    $267,817,620    $49,008,134                   $3,079,509,001
                                                 ==============    ============    ===========                   ==============


Note:
   Includes $46,441,378 amortization of nuclear fuel and $9,076,951 principally reflecting depreciation of transportation and related work equipment charged to clearing accounts and amortization of electric plant acquisition adjustments.

                             UNION ELECTRIC COMPANY

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1992



         Col. A                                    Col. B              Col. C           Col. D        Col. E        Col. F
         ------                                    ------              ------           ------        ------        ------
                                                  Balance at          Additions                                     Balance
                                                  beginning        charged to costs                                 at end
      Classification                              of period          and expenses     Retirements  Other changes    of period
      --------------                              --------------   ----------------  ------------- -------------   --------------
                                                                       (Note a)         (Note b)      (Note c)
Utility properties
  Electric
      Plant in Service
        Steam production - nuclear                $  834,616,960       $115,634,995   $  (741,990)    $            $  950,993,945
                         - fossil                    722,896,343         45,187,050     4,057,095                     764,026,298
        Hydraulic production                          36,332,295            891,683       109,802                      37,114,176
        Pumped storage production                     16,043,664            531,605        (7,020)                     16,582,289
        Internal combustion production                27,977,045          1,667,709         1,355                      29,643,399
        Transmission                                 133,835,861          7,233,871       674,542         950,124     141,345,314
        Distribution                                 753,168,218         74,025,958    36,900,047      14,923,876     805,218,005
        General                                       66,100,794         12,496,969     7,701,494         374,745      71,271,014
                                                  --------------       ------------   -----------     -----------  --------------
                Total                              2,590,971,180        257,669,840    48,695,325      16,248,745   2,816,194,440
      Electric Plant Acquisition Adjustments              20,108          1,275,784                                     1,295,892
                                                  --------------       ------------   -----------     -----------  --------------
                Total                              2,590,991,288        258,945,624    48,695,325      16,248,745   2,817,490,332
  Steam heating                                          455,131             29,470                                       484,601
  Gas                                                 39,220,401          3,966,488       987,186                      42,199,703
  Water                                                2,947,321            118,423     3,065,744
                                                  --------------       ------------   -----------     -----------  --------------
                Total utility properties           2,633,614,141        263,060,005    52,748,255      16,248,745   2,860,174,636
Non-utility properties                                   522,105              2,774                                       524,879
                                                  --------------       ------------   -----------     -----------  --------------
                 Total                            $2,634,136,246       $263,062,779   $52,748,255     $16,248,745  $2,860,699,515
                                                  ==============       ============   ===========     ===========  ==============

Notes:
(a) Includes $47,815,755 amortization of nuclear fuel and $7,827,375 principally reflecting depreciation of transportation and related work equipment charged to clearing accounts and amortization of electric plant acquisition adjustments.

(b) Includes $24,135,487 accumulated depreciation related to Iowa and northern Illinois electric properties sold by the registrant in December, 1992.

(c) Reflects accumulated depreciation and amortization on Missouri retail electric properties of Arkansas Power & Light Company purchased by the registrant in March, 1992.

                            UNION ELECTRIC COMPANY

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED DECEMBER 31, 1991

                  Col. A                        Col. B           Col. C         Col. D         Col. E          Col. F
                  ------                        ------           ------         ------         ------          ------

                                              Balance at        Additions                                      Balance
                                              beginning     charged to costs                                   at end
              Classification                  of period       and expenses    Retirements   Other changes    of period
              --------------                  ----------    ----------------  -----------   -------------    ---------
                                                                 (Note)
Utility properties
  Electric
    Plant in Service
      Steam production--nuclear             $  695,036,068    $139,470,579    $  (110,313)                 $  834,616,960
                      --fossil                 683,952,846      43,728,690      4,785,193                     722,896,343
      Hydraulic production                      35,842,894         816,670        327,269                      36,332,295
      Pumped storage production                 15,591,199         532,232         79,767                      16,043,664
      Internal combustion production            26,330,755       1,667,312         21,022                      27,977,045
      Transmission                             128,681,002       7,072,203      1,917,344                     133,835,861
      Distribution                             700,522,940      69,165,240     16,519,962                     753,168,218
      General                                   65,150,878      11,371,633     10,421,717                      66,100,794
                                            --------------    ------------    -----------                  --------------
              Total                          2,351,108,582     273,824,559     33,961,961                   2,590,971,180

    Electric Plant Acquisition Adjustments           8,624          11,484                                         20,108
                                            --------------    ------------    -----------                  --------------
              Total                          2,351,117,206     273,836,043     33,961,961                   2,590,991,288

  Steam heating                                    507,418          29,754         82,041                         455,131
  Gas                                           36,663,491       3,738,412      1,181,502                      39,220,401
  Water                                          2,695,066         282,121         29,866                       2,947,321
                                            --------------    ------------    -----------                  --------------
              Total utility properties       2,390,983,181     277,886,330     35,255,370                   2,633,614,141

Non-utility properties                             530,892                          8,787                         522,105
                                            --------------    ------------    -----------                  --------------
              Total                         $2,391,514,073    $277,886,330    $35,264,157                  $2,634,136,246
                                            ==============    ============    ===========                  ==============

Note: Includes $71,964,150 amortization of nuclear fuel and $5,967,364 principally reflecting depreciation of transportation and related work equipment charged to clearing accounts.

                             UNION ELECTRIC COMPANY

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                     Col. A                      Col. B              Col. C                 Col. D       Col. E
                     ------                      ------              ------                 ------       ------
                                                                    Additions
                                                           ----------------------------
                                                               (1)            (2)
                                               Balance at   Charged to                                  Balance at
                                               beginning     costs and     Charged to                     end of
                  Description                  of period     expenses    other accounts    Deductions     period
                  -----------                  ----------  -----------   --------------   -----------   ----------
                                                                                             (Note)
Year ended December 31, 1993

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts            $5,857,615  $10,800,000                    $10,463,436   $6,194,179
                                               ==========  ===========                    ===========   ==========

 Year ended December 31, 1992

 Reserves deducted in the balance sheet from assets to which they apply:

   Allowance for doubtful accounts             $6,232,575  $11,252,000                    $11,626,960   $5,857,615
                                               ==========  ===========                    ===========   ==========

 Year ended December 31, 1991

 Reserves deducted in the balance sheet from assets to which they apply:

   Allowance for doubtful accounts             $5,483,582  $11,980,000                    $11,231,007   $6,232,575
                                               ==========  ===========                    ===========   ==========


Note:  Uncollectible accounts charged off, less recoveries.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      UNION ELECTRIC COMPANY
                                           (Registrant)

                                      CHARLES W. MUELLER
                                          President and
                                       Chief Executive Officer


 Date    March 29, 1994               By   /s/ James C. Thompson
      ------------------------          -------------------------------------
                                        (James C. Thompson, Attorney-in-Fact)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Signature                                       Title
   ---------                                       -----

 CHARLES W. MUELLER                                   President, Chief Executive
                                                            Officer and Director
                                                   (Principal Executive Officer)

 DONALD E. BRANDT                                          Senior Vice President
                                    (Principal Financial and Accounting Officer)

 SAM B. COOK                                                            Director

 WILLIAM E. CORNELIUS                                                   Director

 THOMAS A. HAYS                                                         Director

 THOMAS H. JACOBSEN                                                     Director

 RICHARD A. LIDDY                                                       Director

 JOHN PETERS MacCARTHY                                                  Director

 PAUL L. MILLER, JR.                                                    Director

 ROBERT H. QUENON                                                       Director

 HARVEY SALIGMAN                                                        Director

 JANET MCAFEE WEAKLEY                                                   Director


                 By   /s/ James C. Thompson                   March 29, 1994
                    ----------------------------------------
                      (James C. Thompson, Attorney-in-Fact)

                                    EXHIBITS

                            Exhibits Filed Herewith
                            -----------------------

Exhibit No.                 Description
- -----------                 -----------

    3(i)     -  Restated Articles of Incorporation of the Company as filed with the Secretary of the State of Missouri.

    4.6      -  Supplemental Indenture dated May 1, 1993, creating First
                Mortgage Bonds, 6 3/4% Series due 2008.

    4.7      -  Supplemental Indenture dated August 1, 1993, creating First
                Mortgage Bonds, 7.15% Series due 2023.

    4.8      -  Supplemental Indenture dated October 1, 1993, creating First
                Mortgage Bonds, 5.45% Series due 2028.

    4.9      -  Supplemental Indenture dated January 1, 1994, creating First
                Mortgage Bonds, 7% Series due 2024.

   12(a)     -  Statement re Computation of Ratios of Earnings to Fixed
                Charges, 12 Months Ended December 31, 1993.

   12(b)     -  Statement re Computation of Ratio of Earnings to Fixed Charges
                and Preferred Stock Dividend Requirements, 12 Months Ended
                December 31, 1993.

   13        -  Those pages of the 1993 Annual Report incorporated herein by reference.

   23        -  Consent of Independent Accountants.

   24        -  Powers of Attorney.

                       Exhibits Incorporated By Reference
                       ----------------------------------

       The following exhibits heretofore have been filed with the Securities and Exchange Commission pursuant to requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit, and they are hereby incorporated herein by reference under Rule 24 of the Commission's Rules of Practice.

Exhibit No.                 Description
- -----------                 -----------

    3(ii)    -  By-Laws of the Company as amended to June 12, 1992. (1992 Form
                10-K, Exhibit 3.4.)

     4.1     -  Order of the Securities and Exchange Commission dated October
                16, 1945 in File No. 70-1154 permitting the issue of Preferred Stock, $3.70 Series. (Registration No. 2-27474, Exhibit 3-E.)

     4.2     -  Order of the Securities and Exchange Commission dated April 30,
                1946 in File No. 70-1259 permitting the issue of Preferred Stock, $3.50 Series. (Registration No. 2-27474, Exhibit 3-F.)

     4.3     -  Order of the Securities and Exchange Commission dated October
                20, 1949 in File No. 70-2227 permitting the issue of Preferred Stock, $4.00 Series. (Registration No. 2-27474, Exhibit 3-G.)

     4.4     -  Indenture of Mortgage and Deed of Trust of the Company dated
                June 15, 1937, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941. (Registration No. 2-4940, Exhibit B-1.)

     4.5     -  Supplemental Indentures to Mortgage


         Dated as of             File Reference            Exhibit No.
         -----------             --------------            -----------

        April 1, 1965         Form 8-K, April 1965             3
        May 1, 1966           2-56062                          2.33
        March 1, 1967         2-58274                          2.9
        April 1, 1971         Form 8-K, April 1971             6
        February 1, 1974      Form 8-K, February 1974          3
        July 7, 1980          2-69821                          4.6
        May 1, 1990           Form 10-K, 1990                  4.6
        December 1, 1991      33-45008                         4.4
        December 4, 1991      33-45008                         4.5
        January 1, 1992       Form 10-K, 1991                  4.6
        October 1, 1992       Form 10-K, 1992                  4.6
        December 1, 1992      Form 10-K, 1992                  4.7
        February 1, 1993      Form 10-K, 1992                  4.8

  Exhibit No.                              Description
  -----------                              -----------

     4.10 - Indenture of Mortgage and Deed of Trust of Missouri Power & Light Company dated July 1, 1946 and Supplemental Indentures dated July 1, 1946, November 1, 1949, June 1, 1951, July 1, 1954, December 1,
              1959, July 1, 1962, March 1, 1966, April 1, 1967, June 15, 1969,
              April 15, 1973, December 1, 1974, May 1, 1976 and July 1, 1979.
              (Registration No. 2-87469, Exhibit 4.1.)

     4.11 - Fourteenth Supplemental Indenture dated as of December 30, 1983 to the Mortgage and Deed of Trust dated July 1, 1946, of Missouri Power & Light Company. (1983 Form 10-K, Exhibit 4.23.)

     4.12 - Instrument of Substitution of Individual Trustee dated as of November 1, 1988 under the Mortgage and Deed of Trust dated July 1, 1946 of Union Electric Company (successor to Missouri Power & Light Company). (1988 Form 10-K, Exhibit 4.8.)

     4.13 - Indenture of Mortgage or Deed of Trust of Missouri Edison Company dated July 1, 1945 and Supplemental Indentures dated January 1, 1952, June 1, 1961, June 1, 1965, August 1, 1975, September 1,
              1976, November 1, 1977, February 1, 1981 and July 1, 1982.
              (Registration No. 2-87469, Exhibit 4.2.)

     4.14 - Ninth Supplemental Indenture dated as of December 30, 1983 to the Indenture of Mortgage or Deed of Trust dated as of July 1, 1945 of Missouri Edison Company. (1983 Form 10-K, Exhibit 4.24.)

     4.15 - Instrument of Substitution of Trustee dated as of March 1, 1985 under the Indenture of Mortgage or Deed of Trust dated July 1, 1945 of Union Electric Company (successor to Missouri Edison Company). (1984 Form 10-K, Exhibit 4.10.)

     4.16 - Instrument of Substitution of Trustee dated as of October 14, 1986 under the Indenture of Mortgage or Deed of Trust dated July 1, 1945 of Union Electric Company (successor to Missouri Edison Company). (September 30, 1986 Form 10-Q, Exhibit 4.2.)

     4.17 - Series A Agreement of Sale dated as of June 1, 1984 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Letter of Credit and Reimbursement Agreement dated as of June 1, 1984 between Citibank, N.A. and the Company and Series A Trust Indenture dated as of June 1, 1984 between the Authority and Mercantile Trust Company National Association, as trustee. (Registration No. 2-96198, Exhibit 4.25.)

     4.18 - Reimbursement Agreement dated as of April 21, 1992 among Swiss Bank Corporation, various financial institutions, and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series A Trust Indenture dated as of June 1, 1984. (1992 Form 10-K, Exhibit 4.23.)

  Exhibit No.                              Description
  -----------                              -----------

     4.19 - Series B Agreement of Sale dated as of June 1, 1984 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Reimbursement Agreement dated as of June 1, 1984 between Chemical Bank and the Company and Series B Trust Indenture dated as of June 1, 1984 between the Authority and Mercantile Trust Company National Association, as trustee. (Registration No. 2-96198, Exhibit 4.26.)

     4.20 - Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series B Trust Indenture dated as of June 1, 1984. (June 30, 1988 Form 10-Q, Exhibit 4.2.)

     4.21 - Amendment and Extension Agreement dated as of June 1, 1990 to the Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company. (1990 Form 10-K, Exhibit 4.29.)

     4.22 - Amendment and Extension Agreement dated as of June 1, 1991 to the amended Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company. (1992 Form 10-K,
              Exhibit 4.27.)

     4.23 - Amendment Agreement dated as of June 1, 1992 to the amended Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company. (1992 Form 10-K, Exhibit 4.28.)

     4.24 - Series 1985 A Reaffirmation Agreement and Second Supplement to Agreement of Sale dated as of June 1, 1985 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Series 1985 A Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company and Series 1985 A Trust Indenture dated as of June 1, 1985 between the Authority and Mercantile Trust Company National Association, as trustee and Texas Commerce Bank National Association, as co-trustee. (June 30, 1985 Form 10-Q, Exhibit 4.1.)

     4.25 - Amendment and Extension Agreement dated as of June 1, 1988 revising the Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company. (June 30, 1988 Form 10-Q, Exhibit 4.4.)

     4.26 - Amendment and Extension Agreement dated as of June 1, 1990 revising the Reimbursement Agreement dated as of June 1, 1985, as amended, between Union Bank of Switzerland and the Company. (1990 Form 10-K, Exhibit 4.37.)

     4.27 - Amendment and Extension Agreement dated as of June 1, 1991 to the amended Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company. (1992 Form 10-K,
              Exhibit 4.32.)

  Exhibit No.                              Description
  -----------                              -----------

     4.28 - Amendment Agreement dated as of June 1, 1992 to the amended Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company. (1992 Form 10-K, Exhibit 4.33.)

     4.29 - Series 1985 B Reaffirmation Agreement and Third Supplement to Agreement of Sale dated as of June 1, 1985 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Series 1985 B Reimbursement Agreement dated as of June 1, 1985 between The Long-term Credit Bank of Japan, Limited and the Company and Series 1985 B Trust Indenture dated as of June 1, 1985 between the Authority and Mercantile Trust Company National Association, as trustee and Texas Commerce Bank National Association, as co-trustee. (June 30, 1985 Form 10-Q, Exhibit 4.2.)

     4.30 - Reimbursement Agreement dated as of February 1, 1993 between Westdeutsche Landesbank Girozentrale and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series 1985 B Trust Indenture dated as of June 1, 1985. (1992 Form 10-K, Exhibit 4.35.)

     4.31 - Loan Agreement dated as of May 1, 1990 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Indenture of Trust dated as of May 1, 1990 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1990 Form 10-K, Exhibit 4.40.)

     4.32 - Loan Agreement dated as of December 1, 1991 between the State Environmental Improvement and Energy Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1991 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1992 Form 10-K, Exhibit 4.37.)

     4.33 - Loan Agreement dated as of December 1, 1992, between the State Environmental Improvement and Energy Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1992 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1992 Form 10-K, Exhibit 4.38.)

     4.34 - Fuel Lease dated as of February 24, 1981 between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel. (1980 Form 10-K, Exhibit 10.20.)

     4.35 - Amendments to Fuel Lease dated as of May 8, 1984 and October 15, 1984, respectively, between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel. (Registration No. 2-96198, Exhibit 4.28.)

     4.36 - Amendment to Fuel Lease dated as of October 15, 1986 between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel. (September 30, 1986 Form 10-Q, Exhibit 4.3.)

  Exhibit No.                              Description
  -----------                              -----------

     4.37 - Credit Agreement dated as of August 15, 1989 among the Company, Certain Lenders, The First National Bank of Chicago, as Agent and Swiss Bank Corporation, Chicago Branch, as Co-Agent. (September 30, 1989 Form 10-Q, Exhibit 4.)

     4.38 - Credit Agreement dated as of November 8, 1991 between the Company, Certain Banks and Chemical Bank, as Agent. (1991 Form 10-K, Exhibit 4.44.)

     4.39 - Amendment dated as of October 26, 1992, to the Credit Agreement dated as of November 8, 1991 between the Company, Certain Banks and Chemical Bank, as Agent. (1992 Form 10-K, Exhibit 4.44.)

    10.1 - Deferred Compensation Plan for Members of the Board of Directors. (1992 Form 10-K, Exhibit 10.1.)

    10.2  - Retirement Plan for Certain Directors. (1992 Form 10-K, Exhibit
            10.2.)

    10.3 - Deferred Compensation Plan for Members of the General Executive Staff. (1992 Form 10-K, Exhibit 10.3.)

    10.4  - Executive Incentive Plan.  (1992 Form 10-K, Exhibit 10.4.)

 Note: Reports of the Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under file number 1-2967.