Form 10-Q
period 1994-03-31
UNION ELECTRIC CO
filed 1994-05-11
CIK 100826

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTERLY PERIOD ENDED MARCH 31, 1994

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From                    to

                         COMMISSION FILE NUMBER 1-2967.

                             UNION ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

         Missouri                                               43-0559760
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               1901 Chouteau Avenue, St. Louis, Missouri  63103
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

                                X
                          Yes________.   No ________.

Shares outstanding of each of registrant's classes of common stock as of April 30, 1994:
  Common Stock, $5 par value - 102,123,834
                (excl. 42,990 treasury shares)

================================================================================

                             UNION ELECTRIC COMPANY
                             ----------------------

                                     INDEX
                                     -----


                                                            Page No.
Part I Financial Information (Unaudited)

     Balance Sheet --
      March 31, 1994 and December 31, 1993                     2

     Statement of Income --
      Three Months and Twelve Months
      Ended March 31, 1994 and 1993                            3

     Statement of Cash Flows --
      Three Months Ended March 31, 1994 and
      1993                                                     4

     Notes to Financial Statements                             5

     Management's Discussion and Analysis                   6 thru 8

Part II  Other Information

                                                                          Page 2
                             UNION ELECTRIC COMPANY
                             ----------------------
                                 BALANCE SHEET
                                 -------------
                                  (UNAUDITED)
                                  -----------
                             (Thousands of Dollars)

ASSETS
                                                             March 31,                 December 31,
                                                               1994                        1993
                                                            ----------                 ------------
Property and plant, at original cost:
  Electric                                                  $7,988,661                  $7,916,493
  Gas                                                          152,494                     149,167
  Other                                                         35,127                      34,884
                                                             ---------                   ---------
                                                             8,176,282                   8,100,544
  Less accumulated  depreciation and
    amortization                                             3,136,987                   3,079,509
                                                             ---------                   ---------
                                                             5,039,295                   5,021,035
  Construction work in progress:
    Nuclear fuel in process                                    106,613                     101,265
    Other                                                      145,118                     142,656
                                                             ---------                   ---------
            Total property and plant, net                    5,291,026                   5,264,956
Regulatory asset - deferred income taxes                       742,028                     762,331
Deferred charges and other assets:
  Unamortized debt expense                                      53,144                      53,451
  Nuclear decommissioning trust fund                            46,195                      44,420
  Other                                                         27,187                      28,552
                                                            ----------                  ----------
        Total deferred charges and other assets                126,526                     126,423
Current assets:
  Cash                                                           2,804                       1,297
  Accounts receivable -
  trade (less allowance for doubtful accounts
   of $6,324 and $5,858, at respective dates)                  171,698                     178,559
 Unbilled revenue                                               53,288                      79,957
 Other accounts and notes receivable                            18,973                      18,319
 Materials and supplies, at average cost -
   Fossil fuel                                                  54,578                      53,123
   Construction and maintenance                                 93,055                      87,450
 Environmental bond fund                                        13,685                      17,026
 Other                                                           8,757                       6,129
                                                            ----------                  ----------
            Total current assets                               416,838                     441,860
                                                            ----------                  ----------
Total Assets                                                $6,576,418                  $6,595,570
                                                            ==========                  ==========

CAPITAL AND LIABILITIES
- - -----------------------
Capitalization:
   Common stock, $5 par value, authorized
     150,000,000 shares; outstanding 102,123,834
     shares (excluding 42,990 shares at par value
     in treasury)                                           $  510,619                  $  510,619
    Other paid-in capital                                      717,669                     717,669
    Retained earnings                                          951,997                     977,880
                                                            ----------                  ----------
           Total common stockholders' equity                 2,180,285                   2,206,168
    Preferred stock not subject to mandatory
      redemption                                               218,497                     218,497
    Preferred stock subject to mandatory
      redemption                                                   702                         702
    Long-term debt                                           1,865,259                   1,777,153
    Unamortized discount and premium on debt                   (10,549)                    (10,498)
                                                            ----------                  ----------
           Total capitalization                              4,254,194                   4,192,022
Accumulated deferred income taxes                            1,367,544                   1,360,159
Accumulated deferred investment tax credits                    177,340                     178,887
Regulatory liability                                           238,074                     266,399
Accumulated provision for nuclear decommissioning               47,868                      46,093
Other deferred credits and liabilities                         104,316                      92,227
Current and accrued liabilities:
    Current maturity of long-term debt                          35,854                      30,539
    Accounts payable                                            88,160                     153,474
    Wages payable                                               29,792                      37,326
    Bank loans                                                       -                      59,600
    Income taxes accrued                                        52,903                      25,147
    Accumulated deferred income taxes                           28,978                      28,871
    Other taxes accrued                                         36,654                      17,578
    Interest accrued                                            54,425                      41,252
    Dividends declared                                           3,301                       3,301
    Other                                                       57,015                      62,695
                                                            ----------                  ----------
           Total current and accrued liabilities               387,082                     459,783
                                                            ----------                  ----------
Total Capital and Liabilities                               $6,576,418                  $6,595,570
                                                            ==========                  ==========

                             UNION ELECTRIC COMPANY
                             ----------------------
                              STATEMENT OF INCOME
                              -------------------
                                  (UNAUDITED)
           (Thousands of Dollars Except Shares and Per Share Amounts)


                                                           Three Months Ended      Twelve Months Ended
                                                                March 31,                March 31,
                                                         ----------------------  ------------------------
                                                             1994       1993         1994         1993
                                                         -----------  ---------  -----------  -----------
Operating revenues (*):
 Electric                                                   $401,967   $403,465   $1,964,482   $1,937,196
 Gas                                                          36,751     49,340       86,963       99,062
 Other                                                           182        161          494          899
                                                            --------   --------   ----------   ----------
     Total operating revenues                                438,900    452,966    2,051,939    2,037,157

Operating expenses:
 Operations
  Fuel and purchased power                                    81,595     95,840      398,810      406,297
  Other                                                      121,219    119,903      446,850      401,557
                                                            --------   --------   ----------   ----------
                                                             202,814    215,743      845,660      807,854
 Maintenance                                                  42,385     37,983      194,500      183,877
 Depreciation and nuclear decommissioning                     55,182     54,205      220,610      216,319
 Amortization of phase-in plans deferred costs                     -          -            -       24,198
 Income taxes                                                 24,626     22,466      181,635      178,877
 Other taxes (*)                                              48,742     47,520      208,135      203,155
                                                            --------   --------   ----------   ----------
     Total operating expenses                                373,749    377,917    1,650,540    1,614,280
                                                            --------   --------   ----------   ----------

Operating income                                              65,151     75,049      401,399      422,877

Other income and deductions:
 Allowance for equity funds used during
  construction                                                 1,653      1,399        6,672        3,783
 Miscellaneous, net                                            2,637        256        6,300       16,678
                                                            --------   --------   ----------   ----------
     Total other income and deductions, net                    4,290      1,655       12,972       20,461
                                                            --------   --------   ----------   ----------

Income before interest charges                                69,441     76,704      414,371      443,338

Interest charges:
 Interest                                                     32,384     33,803      128,182      133,268
 Allowance for borrowed funds used during
  construction                                                (1,169)    (1,303)      (4,993)      (5,042)
                                                            --------   --------   ----------   ----------
     Net interest charges                                     31,215     32,500      123,189      128,226
                                                            --------   --------   ----------   ----------

Net income                                                    38,226     44,204      291,182      315,112

Preferred stock dividends                                      3,313      3,681       13,719       14,225
                                                            --------   --------   ----------   ----------

Earnings on common stock                                    $ 34,913   $ 40,523   $  277,463   $  300,887
                                                            ========   ========   ==========   ==========

Earnings per share of common stock
 (based on average shares outstanding)                         $0.34      $0.40        $2.72        $2.95
                                                            ========   ========   ==========   ==========

Dividends per share of common stock                           $0.595      $0.58        $2.35        $2.28
                                                            ========   ========   ==========   ==========

Average number of common shares outstanding
 (in thousands)                                              102,124    102,124      102,124      102,124
                                                            ========   ========   ==========   ==========

(*) Includes license and franchise taxes of $20,496,000 and $20,563,000, respectively, for the three-month periods and $97,724,000 and $94,213,000, respectively, for the twelve-month periods ended March 31, 1994 and 1993.

                            UNION ELECTRIC COMPANY
                            ----------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                  (UNAUDITED)
                            (Thousands of Dollars)




                                                       Three Months Ended
                                                           March 31,
                                                      --------------------
                                                        1994       1993
                                                      --------   ---------
 Cash Flows From Operating:
  Net income                                          $ 38,226   $  44,204
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                        52,853      51,883
   Amortization of nuclear fuel                         10,821      15,108
   Allowance for funds used during construction         (2,822)     (2,702)
   Postretirement benefit accrual                        7,154       8,124
   Deferred income taxes, net                             (530)     15,170
   Deferred investment tax credits, net                 (1,547)     (2,394)
   Changes in assets and liabilities:
    Receivables, net                                    32,876       7,927
    Materials and supplies                              (7,060)     15,268
    Accounts and wages payable                         (72,848)    (84,418)
    Taxes accrued                                       46,833      28,519
    Interest and dividends accrued or declared          13,173       8,041
    Other, net                                            (863)    (21,271)
                                                      --------   ---------
 Net cash provided by operating activities             116,266      83,459

 Cash Flows From Investing:
  Construction expenditures                            (85,392)    (67,007)
  Allowance for funds used during construction           2,822       2,702
  Nuclear fuel expenditures                             (5,274)     (4,855)
                                                      --------   ---------
 Net cash used in investing activities                 (87,844)    (69,160)

 Cash Flows From Financing:
  Dividends on preferred and common stock              (64,077)    (62,913)
  Environmental bond funds                               3,341      47,500
  Redemptions -
   Nuclear fuel lease                                   (4,100)    (13,930)
   Short-term debt                                     (59,600)          -
   Long-term debt                                      (25,000)   (387,500)
   Preferred stock                                           -     (32,287)
  Issuances -
   Nuclear fuel lease                                   22,521         274
   Short-term debt                                           -      58,500
   Long-term debt                                      100,000     342,000
   Preferred stock                                           -      33,000
                                                      --------   ---------
 Net cash used in financing activities                 (26,915)    (15,356)
                                                      --------   ---------
 Net change in cash and cash equivalents                 1,507      (1,057)

 Cash and cash equivalents at beginning of period        1,297       2,257
                                                      --------   ---------

 Cash and cash equivalents at end of period           $  2,804   $   1,200
                                                      ========   =========

 Supplemental disclosure of cash flow information:
  Cash and cash equivalents include cash
   on hand and temporary investments
   purchased with a maturity of three
   months or less

  Cash paid during the period:
   Interest (net of amount capitalized)               $ 15,850   $  21,977
   Income taxes                                            145           0


                             UNION ELECTRIC COMPANY
                             ----------------------

 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

 Note 1 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1993 Annual Report on Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the registrant.

 Note 2 - In the opinion of the registrant the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the periods presented.

 Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 1994 and 1993 are not necessarily indicative of trends for any twelve-month period.

 Note 4 - Electric rates charged to customers provide for recovery of Callaway Plant decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway site is assumed to be decommissioned using the DECON (immediate dismantlement) alternative. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $372 million in current year dollars and are expected to escalate 4.5% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to depreciation expense over Callaway's service life and amounted to $6.7 million in 1993 and $1.7 million in the first quarter 1994. Every three years, the Missouri Public Service Commission (MoPSC) requires the registrant to file updated cost studies for decommissioning Callaway and rates may be adjusted at such times to reflect changes in assumptions. The MoPSC has approved the costs currently being collected from customers and deposited in an external trust fund established to provide for Callaway's decommissioning. Fund earnings are expected to average 10.4% thru 2017 and 8.4% thereafter until 2033. If the assumed return on trust assets is not earned, the registrant believes it is probable that such earnings deficiency will be recovered in rates. Trust fund earnings, net of expenses were $3.5 million in 1993 and $.1 million in the first quarter 1994, and appear on the balance sheet as increases in Nuclear decommissioning trust fund and in the Accumulated provision for nuclear decommissioning.

                             UNION ELECTRIC COMPANY
                             ----------------------


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS


   First quarter 1994 common stock earnings were $34.9 million, a decrease of $5.6 million from first quarter 1993. First quarter 1994 earnings of 34 cents per share were 6 cents lower than the corresponding period of 1993.

   Common stock earnings for the twelve months ended March 31, 1994 were $277.5 million, a $23.4 million decrease from the preceding twelve-month period. Earnings of $2.72 per share during the twelve months ended March 31, 1994 were 23 cents per share below results for the twelve months ended March 31, 1993.

   The lower first quarter 1994 earnings resulted from mild weather which decreased electric and gas revenues. Earnings were also adversely affected by higher federal and Missouri income tax rates and increased non-fuel operating expenses.

   The lower earnings for the twelve months ended March 31, 1994 versus the prior twelve-month period reflects registrant's $18 million net gain on the sale of its Iowa and northern Illinois electric properties in December, 1992, higher income taxes from increased federal and state rates and greater operating expenses, partially offset by higher operating revenues, lower fuel prices and reduced interest expenses. The higher operating expenses are the result of the expenses associated with the 1993 summer floods and of accruing postretirement benefit costs beginning in January, 1993.

   The impact of significant items affecting revenues, costs and earnings during the three-month and twelve-month periods ended March 31, 1994 and 1993 is detailed below:



Electric Operating Revenues
- - -----------------------------
(Millions of Dollars)
                                    Variations for periods ended March 31, 1994
                                           from comparable prior periods
                                    --------------------------------------------
                                    Three Months                   Twelve Months
                                    ------------                   -------------
Rate variations..................     $    -                          $(34.1)
Effect of abnormal weather.......      (14.0)                           37.1
Growth and other.................       12.5                            24.3
                                      ------                          ------
                                      $ (1.5)                         $ 27.3
                                      ------                          ------


   First quarter 1994 kilowatt-hour sales increased 1 percent from the same quarter of 1993. Growth in industrial and commercial sales which rose 2 percent and 3 percent, respectively, was partially offset by a 1 percent decline in sales to the weather sensitive residential class. The weather this year was milder than the colder than normal weather that occurred in the first quarter of 1993.

   Kilowatt-hour sales during the twelve months ended March 31, 1994 increased 1 percent over the prior twelve-month period, reflecting warmer 1993 spring and summer weather as compared to 1992. Residential sales increased 7 percent and commercial sales were up 3 percent, while sales to industrial customers decreased 9 percent, primarily reflecting the December, 1992 sale of the registrant's Iowa and northern Illinois service territory. Electric operating revenues for the current twelve-month period reflect the 2.5% electric rate reduction in Missouri effective January 1, 1993.

                             UNION ELECTRIC COMPANY
                             ----------------------


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE RESULTS OF OPERATIONS  (Continued)


Operating Expenses
- - ------------------
(Millions of Dollars)


                                                              Variations for periods ended March 31, 1994
                                                                     from comparable prior periods
                                                              -------------------------------------------
                                                              Three Months                  Twelve Months
                                                              ------------                  -------------
Fuel:
 Variation in generation.............................           $  (.5)                        $(28.1)
 Price...............................................            (15.4)                         (17.9)
 Amortization of uranium litigation settlement.......                -                            (.1)
 Generation efficiencies.............................               .8                            9.4
 Department of Energy assessment.....................               .3                             .7
Net interchange sales and purchased power variation..               .6                           28.5
                                                                ------                         ------
                                                                $(14.2)                        $ (7.5)
                                                                ------                         ------

   The decrease in fuel and purchased power costs during the three months ended March 31, 1994, versus the three months ended March 31, 1993, is primarily due to lower fuel prices, partially offset by decreased generating efficiencies and higher net purchased power costs.

   The decreased fuel costs for the twelve months ended March 31, 1994, versus the twelve months ended March 31, 1993, reflects reduced fossil-fueled generation caused by the 1993 flood-interrupted coal deliveries and lower fuel prices. These reductions were partially offset by increased power purchases made to conserve coal and reduced generating efficiencies.

   Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases. During the three months ended March 31, 1994, versus the comparable prior year period, operations expenses other than fuel and purchased power, were $1 million higher primarily due to increased employee labor, pension and medical insurance costs, offset in part by reduced purchased gas costs. Maintenance expenses during the current three month period were $4 million higher due to increased power plant maintenance.

   For the twelve months ended March 31, 1994, versus the prior twelve-month period, operations expenses other than fuel and purchased power, increased $45 million, primarily due to a $23 million increase in accrued employee postretirement benefits expense, a $4 million increase in purchased gas costs, a $7 million increase in labor costs, and higher pension, computer services and tree trimming costs. Maintenance expenses during the same period increased $11 million primarily due to flood-related expenses and increased power plant maintenance.

   Depreciation expense for the three-month and twelve-month periods ended March 31, 1994, versus the comparable periods in 1993 increased $1 million and $4 million, respectively, primarily due to increases in depreciable property.

   Elimination of the amortization of phase-in credits associated with the registrant's nuclear plant phase-in plan reduced operating expenses by $24 million for the twelve months ended March 31, 1994.

   Other taxes charged to operating expenses during the three and twelve months ended March 31, 1994, versus the comparable prior year periods, increased $1 million and $5 million. Real estate taxes increased in the three-month period and gross receipts, real estate and payroll taxes were all higher for the twelve-month period.

                             UNION ELECTRIC COMPANY
                             ----------------------


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)


Operating Expenses (Continued)
- - ------------------

   Income taxes charged to operating expenses during the three and twelve months ended March 31, 1994, versus the comparable periods ended March 31, 1993, increased $2 million and $3 million, respectively, primarily due to increased federal and Missouri income tax rates.

Other Income and Deductions
- - ---------------------------

   Miscellaneous other net income and deductions decreased $10 million for the twelve months ended March 31, 1994, versus the twelve months ended March 31, 1993, reflecting the gain on the sale of the registrant's Iowa and northern Illinois electric distribution properties in December 1992, partially offset by lower miscellaneous income deductions.

Interest
- - --------

   During the three-month and twelve-month periods ended March 31, 1994 versus the comparable prior year periods, interest decreased $1 million and $5 million, respectively, reflecting the refinancing of higher-cost debt with lower-cost issues and lower interest rates on variable rate debt.

Allowance for Funds Used During Construction (AFC)
- - --------------------------------------------------

   Variations in AFC track variations in construction work in progress and were not significant for the reporting periods. During the twelve-month periods ended March 31, 1994 and 1993, AFC rates averaged 8.1 percent and 6.2 percent, respectively.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION


Liquidity and Capital Resources
- - -------------------------------

     On January 24, 1994, the registrant issued $100,000,000 of 7% Series First Mortgage Bonds due 2024.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

      At the annual meeting of stockholders of the registrant held on April 26, 1994, the following matters, which are more fully described in Exhibit 23 hereto, were presented to the meeting for a vote and the results of such voting are as follows:


      Item (1)  Election of Directors.


                                                               Non-Voted
                Name                  For/1/     Withheld/1/   Brokers/2/
                ----                ----------   -----------   ----------
      William E. Cornelius.....     84,806,198     1,092,574    8,853,082
      Thomas A. Hays...........     84,873,388     1,031,950    8,853,082
      Thomas H. Jacobsen.......     84,840,806     1,047,276    8,853,082
      Richard A. Liddy.........     84,669,152     1,182,082    8,853,082
      John Peters MacCarthy....     84,852,709     1,042,043    8,853,082
      Paul L. Miller, Jr.......     84,687,357     1,171,641    8,853,082
      Charles W. Mueller.......     84,902,001     1,039,717    8,853,082
      Robert H. Quenon.........     84,769,250     1,107,070    8,853,082
      Harvey Saligman..........     84,649,248     1,219,874    8,853,082
      Janet McAfee Weakley.....     84,815,599     1,132,048    8,853,082


      Item (2)  Stockholder Proposal re report on Callaway Plant emissions.

                                               Non-Voted
            For        Against     Abstain     Brokers/2/
            ---        -------     -------     ----------

        10,038,590   63,808,255   3,368,291    17,313,804

- - -------------
/1/ Reflects effect of cumulative voting.

/2/ Ascertained by deduction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits.

         Exhibit 12(a) - Computation of Ratio of Earnings to Fixed
                         Charges, 12 Months Ended March 31, 1994.

         Exhibit 12(b) - Computation of Ratio of Earnings to Fixed Charges and
                         Preferred Stock Dividend Requirements, 12 Months Ended
                         March 31, 1994.

         Exhibit 23*   - Proxy Statement dated March 17, 1994 containing a
                         description of the matters referred to under Item 4.

      *This exhibit heretofore has been filed with the Securities and Exchange Commission pursuant to requirements of the Acts administered by the Commission and is hereby incorporated herein by reference.

         (b) Reports on Form 8-K.  None



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNION ELECTRIC COMPANY
                                         (Registrant)



May 12, 1994                             By    /s/ Donald E. Brandt
                                            ----------------------------------
                                                   Donald E. Brandt
                                                 Senior Vice President
                                             Finance and Corporate Services