Form 10-Q
period 1994-06-30
UNION ELECTRIC CO
filed 1994-08-12
CIK 100826

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTERLY PERIOD ENDED JUNE 30, 1994

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                           Yes    X        No
                               -------       -------.


Shares outstanding of each of registrant's classes of common stock as of July 31, 1994:
  Common Stock, $5 par value - 102,123,834
                (excl. 42,990 treasury shares)

================================================================================

                             UNION ELECTRIC COMPANY

                                     INDEX



                                                            Page No.
Part I Financial Information (Unaudited)

       Balance Sheet --
         June 30, 1994 and December 31, 1993                    2

       Statement of Income --
         Three Months, Six Months and Twelve Months
         Ended June 30, 1994 and 1993                           3

       Statement of Cash Flows --
         Six Months Ended June 30, 1994 and 1993                4

       Notes to Financial Statements                            5

       Management's Discussion and Analysis                 6 thru 8

Part II  Other Information

Page 2
                             UNION ELECTRIC COMPANY
                             ----------------------
                                 BALANCE SHEET
                                 -------------
                                  (UNAUDITED)
                                  -----------
                             (Thousands of Dollars)


ASSETS
- ------
                                                              June 30,      December 31,
                                                                1994            1993
                                                             ----------     ------------
Property and plant, at original cost:
  Electric                                                   $8,088,691      $7,916,493
  Gas                                                           154,662         149,167
  Other                                                          35,143          34,884
                                                             ----------      ----------
                                                              8,278,496       8,100,544

  Less accumulated depreciation and amortization              3,191,605       3,079,509
                                                             ----------      ----------
                                                              5,086,891       5,021,035

  Construction work in progress:
    Nuclear fuel in process                                     109,185         101,265
    Other                                                       110,052         142,656
                                                             ----------      ----------
      Total property and plant, net                           5,306,128       5,264,956

Regulatory asset - deferred income taxes                        738,845         762,331


Deferred charges and other assets:
  Unamortized debt expense                                       51,908          53,451
  Nuclear decommissioning trust fund                             49,660          44,420
  Other                                                          26,383          28,552
                                                             ----------      ----------
      Total deferred charges and other assets                   127,951         126,423

Current assets:
  Cash                                                              175           1,297
  Accounts receivable - trade (less allowance
    for doubtful accounts of $6,566 and $5,858,
    at respective dates)                                        177,351         178,559
  Unbilled revenue                                              131,051          79,957
  Other accounts and notes receivable                            16,872          18,319
  Materials and supplies, at average cost -
    Fossil fuel                                                  72,457          53,123
    Construction and maintenance                                 93,769          87,450
  Environmental bond fund                                        10,464          17,026
  Other                                                           6,524           6,129
                                                             ----------      ----------
      Total current assets                                      508,663         441,860

                                                             ----------      ----------
Total Assets                                                 $6,681,587      $6,595,570
                                                             ==========      ==========


CAPITAL AND LIABILITIES
- -----------------------
                                                              June 30,      December 31,
                                                                1994            1993
                                                             ----------     ------------
Capitalization:
  Common stock, $5 par value,
    authorized 150,000,000 shares;
    outstanding 102,123,834 shares
    (excluding 42,990 shares at
    par value in treasury)                                   $  510,619      $  510,619
  Other paid-in capital                                         717,669         717,669
  Retained earnings                                             985,311         977,880
                                                             ----------      ----------
      Total common stockholders' equity                       2,213,599       2,206,168

  Preferred stock not subject to
    mandatory redemption                                        218,497         218,497
  Preferred stock subject to
    mandatory redemption                                            676             702
  Long-term debt                                              1,830,038       1,777,153
  Unamortized discount and premium on debt                      (10,411)        (10,498)
                                                             ----------      ----------
      Total capitalization                                    4,252,399       4,192,022


Accumulated deferred income taxes                             1,362,525       1,360,159
Accumulated deferred investment tax credits                     175,794         178,887
Regulatory liability                                            235,161         266,399
Accumulated provision for nuclear decommissioning                51,333          46,093
Other deferred credits and liabilities                          112,880          92,227

Current and accrued liabilities:
  Current maturity of long-term debt                             72,391          30,539
  Accounts payable                                               86,981         153,474
  Wages payable                                                  35,151          37,326
  Bank loans                                                     26,500          59,600
  Income taxes accrued                                           66,445          25,147
  Accumulated deferred income taxes                              28,840          28,871
  Other taxes accrued                                            63,662          17,578
  Interest accrued                                               47,332          41,252
  Dividends declared                                              3,301           3,301
  Other                                                          60,892          62,695
                                                             ----------      ----------
      Total current and accrued liabilities                     491,495         459,783

                                                             ----------      ----------
Total Capital and Liabilities                                $6,681,587      $6,595,570
                                                             ==========      ==========

                             UNION ELECTRIC COMPANY
                             ----------------------
                              STATEMENT OF INCOME
                              -------------------
                                  (UNAUDITED)
           (Thousands of Dollars Except Shares and Per Share Amounts)

                                                  Three Months Ended    Six Months Ended       Twelve Months Ended
                                                       June 30,              June 30,               June 30,
                                                 -------------------   -------------------   -----------------------
                                                   1994       1993       1994      1993         1994         1993
                                                 --------   --------   --------  ---------   ----------   ----------
Operating revenues (*):
     Electric                                    $516,847   $488,359   $918,814   $891,824   $1,992,970   $1,937,370
     Gas                                           16,003     23,756     52,754     73,096       79,210      110,082
     Other                                             94         94        276        255          494          445
                                                 --------   --------   --------   --------   ----------   ----------
            Total operating revenues              532,944    512,209    971,844    965,175    2,072,674    2,047,897

Operating expenses:
     Operations
       Fuel and purchased power                    79,284     90,688    160,879    186,528      387,405      392,685
       Other                                      104,653    105,475    225,872    225,378      446,029      418,225
                                                 --------   --------   --------   --------   ----------   ----------
                                                  183,937    196,163    386,751    411,906      833,434      810,910
     Maintenance                                   48,122     43,804     90,507     81,787      198,818      169,203
     Depreciation and nuclear
      decommissioning                              56,191     54,581    111,373    108,786      222,220      218,081
     Amortization of phase-in
      plans deferred costs                              -          -          -          -            -       16,624
     Income taxes                                  63,372     51,845     87,998     74,311      193,162      190,143
     Other taxes (*)                               53,516     50,518    102,258     98,038      211,133      204,840
                                                 --------   --------   --------   --------   ----------   ----------
            Total operating
             expenses                             405,138    396,911    778,887    774,828    1,658,767    1,609,801
                                                 --------   --------   --------   --------   ----------   ----------

Operating income                                  127,806    115,298    192,957    190,347      413,907      438,096

Other income and deductions:
     Allowance for equity funds
       used during construction                     1,483      1,479      3,136      2,878        6,676        5,139
     Miscellaneous, net                               462      1,483      3,099      1,739        5,278       17,585
                                                 --------   --------   --------   --------   ----------   ----------
            Total other income
             and deductions, net                    1,945      2,962      6,235      4,617       11,954       22,724
                                                 --------   --------   --------   --------   ----------   ----------

Income before interest charges                    129,751    118,260    199,192    194,964      425,861      460,820

Interest charges:
     Interest                                      33,717     32,721     66,101     66,524      129,177      130,892
     Allowance for borrowed
      funds used during
       construction                                (1,358)    (1,307)    (2,527)    (2,610)      (5,043)      (4,770)
                                                 --------   --------   --------   --------   ----------   ----------
            Net interest charges                   32,359     31,414     63,574     63,914      124,134      126,122
                                                 --------   --------   --------   --------   ----------   ----------

Net income                                         97,392     86,846    135,618    131,050      301,727      334,698

Preferred stock dividends                           3,314      3,445      6,627      7,126       13,587       14,155
                                                 --------   --------   --------   --------   ----------   ----------

Earnings on common stock                         $ 94,078   $ 83,401   $128,991   $123,924   $  288,140   $  320,543
                                                 ========   ========   ========   ========   ==========   ==========

Earnings per share of common
 stock (based on average shares
   outstanding)                                  $   0.92   $   0.82   $   1.26   $   1.21   $     2.82   $     3.14
                                                 ========   ========   ========   ========   ==========   ==========

Dividends per share of common
 stock                                           $  0.595   $   0.58   $   1.19   $   1.16   $    2.365   $     2.30
                                                 ========   ========   ========   ========   ==========   ==========

Average number of common shares
 outstanding (in thousands)                       102,124    102,124    102,124    102,124      102,124      102,124
                                                 ========   ========   ========   ========   ==========   ==========

(*) Includes license and franchise taxes of $24,992,000 and $23,740,000, respectively, for the three-month periods; $45,488,000 and $44,302,000, respectively, for the six-month periods; and $98,977,000 and $95,147,000, respectively, for the twelve-month periods ended June 30, 1994 and 1993.

                             UNION ELECTRIC COMPANY
                             ----------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                  (UNAUDITED)
                             (Thousands of Dollars)


                                                        Six Months Ended
                                                            June 30,
                                                       -------------------
                                                          1994     1993
                                                       --------- ---------
Cash Flows From Operating:
   Net income                                         $ 135,618   $ 131,050
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                      106,716     104,142
     Amortization of nuclear fuel                        21,873      29,760
     Allowance for funds used during construction        (5,663)     (5,488)
     Postretirement benefit accrual                      14,005      16,248
     Deferred income taxes, net                          (5,417)     27,260
     Deferred investment tax credits, net                (3,093)     (4,138)
     Changes in assets and liabilities:
      Receivables, net                                  (48,439)    (74,699)
      Materials and supplies                            (25,653)     35,454
      Accounts and wages payable                        (68,668)    (81,591)
      Taxes accrued                                      87,382      67,968
      Interest and dividends accrued or declared          6,080      (3,029)
      Other, net                                         10,000     (16,999)
                                                      ---------   ---------
Net cash provided by operating activities               224,741     225,938

Cash Flows From Investing:
   Construction expenditures                           (163,763)   (132,001)
   Allowance for funds used during construction           5,663       5,488
   Nuclear fuel expenditures                             (7,782)    (26,085)
                                                      ---------   ---------
Net cash used in investing activities                  (165,882)   (152,598)

Cash Flows From Financing:
   Dividends on preferred and common stock             (128,154)   (125,590)
   Environmental bond funds                               6,562      47,500
 Redemptions -
     Nuclear fuel lease                                 (13,324)    (28,138)
     Short-term debt                                    (33,100)          -
     Long-term debt                                     (25,000)   (529,500)
     Preferred stock                                        (26)    (32,313)
 Issuances -
     Nuclear fuel lease                                  33,061      23,697
     Short-term debt                                          -      48,000
     Long-term debt                                     100,000     490,000
     Preferred stock                                          -      33,000
                                                      ---------   ---------
Net cash used in financing activities                   (59,981)    (73,344)
                                                      ---------   ---------
Net change in cash and cash equivalents                  (1,122)         (4)

Cash and cash equivalents at beginning of period          1,297       2,257
                                                      ---------   ---------

Cash and cash equivalents at end of period            $     175   $   2,253
                                                      =========   =========

Supplemental disclosure of cash flow information:
   Cash and cash equivalents include cash
    on hand and temporary investments
    purchased with a maturity of three
    months or less

   Cash paid during the period:
     Interest (net of amount capitalized)             $  52,047   $  62,594
     Income taxes                                        56,345      27,150

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

 Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 1994 and 1993 are not necessarily indicative of trends for any twelve-month period.

 Note 4 - Electric rates charged to customers provide for recovery of Callaway Plant decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway site is assumed to be decommissioned using the DECON (immediate dismantlement) alternative. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $372 million in current year dollars and are expected to escalate 4.5% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to depreciation expense over Callaway's service life and amounted to $6.7 million in 1993 and $3.3 million in the first six months of 1994. Every three years, the Missouri Public Service Commission (MoPSC) requires the registrant to file updated cost studies for decommissioning Callaway and rates may be adjusted at such times to reflect changes in assumptions. The MoPSC has approved the costs currently being collected from customers and deposited in an external trust fund established to provide for Callaway's decommissioning. Fund earnings are expected to average 10.4% thru 2017 and 8.4% thereafter until 2033. If the assumed return on trust assets is not earned, the registrant believes it is probable that such earnings deficiency will be recovered in rates. Trust fund earnings, net of expenses appear on the balance sheet as increases in Nuclear decommissioning trust fund and in the Accumulated provision for nuclear decommissioning.

                             UNION ELECTRIC COMPANY
                             ----------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS


   Second quarter 1994 common stock earnings were $94.1 million, an increase of $10.7 million from the second quarter of 1993. Earnings of 92 cents per share in the second quarter of 1994 were 10 cents higher than in the comparable 1993 period.

   Common stock earnings for the six months ended June 30, 1994 were $129.0 million, an increase of $5.1 million from the same period in 1993. Earnings of $1.26 per share during the six months ended June 30, 1994 were 5 cents higher than in the comparable 1993 period.

   Common stock earnings for the twelve months ended June 30, 1994 totaled $288.1 million, a $32.4 million decrease from the preceding twelve-month period. Earnings of $2.82 per share during the twelve months ended June 30, 1994 decreased 32 cents from the twelve months ended June 30, 1993.

   The increased earnings for the three and six months ended June 30, 1994 over the comparable 1993 periods, reflect higher electric revenues and lower electric fuel and purchased power costs. Partially offsetting these benefits were increased other operating expenses and higher taxes.

   The lower earnings for the twelve months ended June 30, 1994 versus the prior twelve-month period reflects registrant's $18 million net gain on the sale of its Iowa and northern Illinois electric properties in December, 1992, higher income taxes from increased federal and Missouri rates and greater operating expenses, partially offset by increased electric revenues, lower fuel prices and reduced interest expenses. The higher operating expenses are the result of a Callaway plant nuclear refueling in the Fall of 1993, expenses associated with the 1993 summer floods and accruing postretirement benefits costs beginning in January, 1993.

   The impact of the more significant items affecting revenues, costs and earnings during the three-month, six-month and twelve-month periods ended June 30, 1994 and 1993 is detailed below:


Electric Operating Revenues
- ---------------------------
(Millions of Dollars)
                                Variations for periods ended June 30, 1994
                                      from comparable prior periods
                                ------------------------------------------
                                Three Months   Six Months    Twelve Months
                                ------------   ----------    -------------
Rate variations..............      $   -          $   -         $(23.4)
Effect of abnormal weather...       22.1            8.1           52.6
Growth and other.............        6.4           18.9           26.4
                                   -----          -----         ------
                                   $28.5          $27.0         $ 55.6
                                   -----          -----         ------


   Second quarter 1994 kilowatt-hour sales increased 6 percent from the same quarter of 1993, primarily due to hot June weather this year. Residential and commercial sales each increased almost 8 percent while less weather-sensitive industrial sales increased about 1 percent.

   Kilowatt-hour sales for the six months ended June 30, 1994 were 3 percent higher than the comparable 1993 period, primarily due to the warmer than normal weather in the second quarter; temperatures were greater than 90 degrees for 16 days in June 1994. Residential and commercial sales increased 3 percent and 5 percent, respectively, with industrial sales increasing 1 percent.

   Kilowatt-hour sales during the twelve months ended June 30, 1994 were up 3 percent from the twelve-month period ending June 30, 1993. Residential and commercial sales increased 7 percent and 4 percent, respectively, while sales to industrial customers decreased by 6 percent.

                             UNION ELECTRIC COMPANY
                             ----------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE RESULTS OF OPERATIONS  (Continued)



Operating Expenses
- ------------------
(Millions of Dollars)
                                                         Variations for periods ended June 30, 1994
                                                               from comparable prior periods
                                                       ----------------------------------------------
                                                        Three Months     Six Months     Twelve Months
                                                       -------------    ------------    -------------
Fuel:
 Variation in generation.............................     $ (1.1)         $ (1.6)           $(40.2)
 Price...............................................      (15.7)          (31.1)            (19.6)
 Amortization of uranium litigation settlement.......          -               -               (.1)
 Generation efficiencies.............................       (3.7)           (2.9)             (2.8)
 Department of Energy assessment.....................         .5              .8               1.2
Net Interchange sales and purchased power variation..        8.6             9.2              56.3
                                                          ------          ------            ------
                                                          $(11.4)         $(25.6)           $ (5.2)
                                                          ------          ------            ------

   The decreased fuel and purchased power costs during the three-month and six-month periods ended June 30, 1994 versus the comparable periods in 1993, reflect lower fuel prices, reduced fossil fuel generation and increased generating efficiencies partially offset by higher net purchased power costs.

   The decreased fuel costs for the twelve months ended June 30, 1994, versus the twelve months ended June 30, 1993, reflect reduced fossil-fueled generation caused by 1993 flood-interrupted coal deliveries and Callaway plant's nuclear refueling outage in the Fall of 1993, lower fuel prices and increased generating efficiencies partially offset by increased net purchased power costs.

   Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases. During the three months ended June 30, 1994, versus the comparable 1993 period, operations expenses, other than fuel and purchased power, decreased $1 million, primarily due to lower employee welfare costs. Maintenance expenses during the same period increased $4 million, primarily reflecting increased expenses at our fossil-fueled power plants.

   During the six months ended June 30, 1994, versus the comparable 1993 period, operations expenses, other than fuel and purchased power, were essentially unchanged. Maintenance expenses during the same period were $9 million higher primarily due to increased power plant maintenance.

   For the twelve months ended June 30, 1994, versus the prior twelve-month period, operations expenses, other than fuel and purchased power, increased $28 million, primarily due to a $13 million increase in accruing employee postretirement benefit expenses, a $7 million increase in labor costs, and higher pension, professional service, regulatory fees, computer services and tree trimming costs. Maintenance expenses during the same period increased $30 million primarily due to the Callaway plant nuclear refueling outage in the Fall of 1993, flood-related expenses and increased power plant maintenance.

   Depreciation expense for the three-month, six-month and twelve-month periods ended June 30, 1994, versus the comparable 1993 periods increased $2 million, $3 million and $4 million, respectively, primarily due to increases in depreciable property.

   Elimination of the amortization of phase-in credits associated with the registrant's nuclear plant phase-in plan reduced operating expenses by $17 million for the twelve months ended June 30, 1994.

   Other taxes charged to operating expenses during the three-month, six-month and twelve-month periods ended June 30, 1994, versus the comparable prior periods, increased $3 million, $4 million, and $6 million, respectively, primarily due to increased real estate and gross receipts taxes.

                             UNION ELECTRIC COMPANY
                             ----------------------


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)


Operating Expenses (Continued)
- ------------------


   Income taxes charged to operating expenses during the three and six months ended June 30, 1994, versus the comparable prior periods, increased $12 million and $14 million, respectively, primarily due to higher pre-tax income and increased federal and Missouri income tax rates. During the twelve months ended June 30, 1994, versus the twelve months ended June 30, 1993, income taxes increased $3 million primarily due to increased federal and Missouri income tax rates.

Other Income and Deductions
- ---------------------------

   Miscellaneous other net income and deductions decreased $12 million for the twelve months ended June 30, 1994, versus the twelve months ended June 30, 1993, reflecting the gain on the sale of the registrant's Iowa and northern Illinois electric distribution properties in December 1992, partially offset by lower miscellaneous income deductions.

Interest
- --------

   During the three months ended June 30, 1994, versus the comparable 1993 period, interest increased $1 million primarily reflecting increased debt outstanding and higher interest rates on variable rate debt.

   During the twelve months ended June 30, 1994 versus the comparable prior year period, interest decreased $2 million, primarily reflecting the reduction of total debt outstanding.

Allowance for Funds Used During Construction (AFC)
- --------------------------------------------------

   Variations in AFC track variations in construction work in progress and were not significant for the reporting periods. During the twelve-month periods ended June 30, 1994 and 1993, AFC rates averaged 8.5 percent and 7.0 percent, respectively.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION


Liquidity and Capital Resources
- -------------------------------

     As required, on June 1, 1994, the registrant redeemed 260 shares of $6.30 Series preferred stock, stated value $100 per share.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

      (a) Exhibits.

          Exhibit 12(a)  -  Computation of Ratio of Earnings to Fixed Charges,
                            12 Months Ended June 30, 1994.

          Exhibit 12(b)  -  Computation of Ratio of Earnings to Fixed Charges
                            and Preferred Stock Dividend Requirements, 12 Months Ended June 30, 1994.

      (b) Reports on Form 8-K.  None



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNION ELECTRIC COMPANY
                                         (Registrant)



August 12, 1994                     By        /s/ Donald E. Brandt
                                       ------------------------------------
                                                  Donald E. Brandt
                                               Senior Vice President
                                          Finance and Corporate Services