Form 10-Q
period 1994-09-30
UNION ELECTRIC CO
filed 1994-11-10
CIK 100826

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1994

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


                            Yes    X    No        .
                                -------    -------


Shares outstanding of each of registrant's classes of common stock as of October 31, 1994:
  Common Stock, $5 par value - 102,123,834
                    (excl. 42,990 treasury shares)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            UNION ELECTRIC COMPANY
                            ----------------------

                                     INDEX
                                     -----


                                                            Page No.
Part I Financial Information (Unaudited)
       Balance Sheet --
        September 30, 1994 and December 31, 1993               2

       Statement of Income --
         Three Months, Nine Months and Twelve Months
         Ended September 30, 1994 and 1993                     3

       Statement of Cash Flows --
         Nine Months Ended September 30, 1994 and
         1993                                                  4

       Notes to Financial Statements                           5

       Management's Discussion and Analysis                 6 thru 8


Part II  Other Information

                            UNION ELECTRIC COMPANY
                            ----------------------
                                BALANCE SHEET
                                -------------
                                 (UNAUDITED)
                                 -----------
                            (Thousands of Dollars)
ASSETS
- ------
                                                               September 30,     December 31,
                                                                   1994             1993
                                                               -------------     ------------
Utility properties, at original cost:
  Electric                                                      $8,143,482        $7,916,493
  Gas                                                              158,073           149,167
  Other                                                             32,954            32,954
                                                                ----------        ----------
                                                                 8,334,509         8,098,614

  Less accumulated depreciation and amortization                 3,247,747         3,078,989
                                                                ----------        ----------
                                                                 5,086,762         5,019,625

  Construction work in progress:
    Nuclear fuel in process                                        113,983           101,265
    Other                                                          110,836           142,656
                                                                ----------        ----------
       Total net utility properties                              5,311,581         5,263,546

Other property and investments:
  Other property                                                     1,665             1,410
  Decommissioning trust fund                                        52,446            44,420
  Other investments                                                 17,942            18,654
                                                                ----------        ----------
       Total other property and investments                         72,053            64,484

Regulatory asset - deferred income taxes                           735,662           762,331

Deferred charges:
  Unamortized debt expense                                          50,670            53,451
  Other                                                              7,262             9,898
                                                                 ---------        ----------
     Total deferred charges                                         57,932            63,349


Current assets:
  Cash                                                               2,582             1,297
  Temporary cash investments                                       140,578                 -
  Accounts receivable - trade less allowance
    for doubtful accounts of $6,697 and $6,194,
   at respective dates)                                            230,097           178,559
  Unbilled revenue                                                  65,348            79,957
  Other accounts and notes receivable                               16,675            18,319
  Materials and supplies, at average cost -
   Fossil fuel                                                      60,595            53,123
   Construction and maintenance                                     95,136            87,450
  Environmental bond fund                                            5,897            17,026
  Other                                                              7,410             6,129
                                                                ----------        ----------
     Total current assets                                          624,318           441,860

                                                                ----------        ----------
Total Assets                                                    $6,801,546        $6,595,570
                                                                ==========        ==========


CAPITAL AND LIABILITIES
- -----------------------
                                                               September 30,     December 31,
                                                                   1994             1993
                                                               -------------     ------------
Capitalization:
  Common stock, $5 par value,
    authorized 150,000,000 shares;
    outstanding 102,123,834 shares
    (excluding 42,990 shares at
    par value in treasury)                                      $  510,619        $  510,619
  Other paid-in capital                                            717,669           717,669
  Retained earnings                                              1,087,711           977,880
                                                                ----------        ----------
  Total common stockholders' equity                              2,315,999         2,206,168

  Preferred stock not subject to
    mandatory redemption                                           218,497           218,497
  Preferred stock subject to
    mandatory redemption                                               650               676

  Capital lease obligation                                          84,359            68,568

  Long-term debt                                                 1,745,585         1,708,585
  Unamortized discount and premium on debt                         (10,273)          (10,498)
                                                                ----------        ----------
    Long-term debt, net                                          1,735,312         1,698,087
                                                                ----------        ----------
      Total capitalization                                       4,354,817         4,191,996


  Accumulated deferred income taxes                              1,358,772         1,360,159
  Accumulated deferred investment tax credits                      174,247           178,887
  Regulatory liability                                             232,248           266,399
  Accumulated provision for nuclear decommissioning                 54,119            46,093
  Other deferred credits and liabilities                           120,908            92,227

  Current and accrued liabilities:
    Current maturity of preferred stock                                 26                26
    Current maturity of  capital lease obligation                   29,963            30,539
    Current maturity of long-term debt                              38,000                 -
    Accounts payable                                                71,190           153,474
    Wages payable                                                   33,017            37,326
    Bank loans                                                           -            59,600
    Income taxes accrued                                            91,458            25,147
    Accumulated deferred income taxes                               28,702            28,871
    Other taxes accrued                                             84,542            17,578
    Interest accrued                                                63,910            41,252
    Dividends declared                                               3,301             3,301
    Other                                                           62,326            62,695
                                                                ----------        ----------
    Total current and accrued liabilities                          506,435           459,809
                                                                ----------        ----------
Total Capital and Liabilities                                   $6,801,546        $6,595,570
                                                                ==========        ==========

                             UNION ELECTRIC COMPANY
                             ----------------------
                              STATEMENT OF INCOME
                              -------------------
                                  (UNAUDITED)
           (Thousands of Dollars Except Shares and Per Share Amounts)

                                                         Three Months Ended       Nine Months Ended        Twelve Months Ended
                                                            September 30,           September 30,             September 30,
                                                         -------------------   -----------------------   -----------------------
                                                           1994       1993        1994         1993         1994         1993
                                                         --------   --------   ----------   ----------   ----------   ----------
Operating revenues (*):
     Electric                                            $667,274   $688,649   $1,586,088   $1,580,473   $1,971,594   $1,978,463
     Gas                                                    9,899        611       62,653       73,707       88,498      102,055
     Other                                                     67         70          343          325          491          438
                                                         --------   --------   ----------   ----------   ----------   ----------
            Total operating revenues                      677,240    689,330    1,649,084    1,654,505    2,060,583    2,080,956

Operating expenses:
     Operations
       Fuel and purchased power                            96,027    130,586      256,906      317,114      352,847      415,197
       Other                                              100,272    103,107      326,144      328,485      443,193      432,792
                                                         --------   --------   ----------   ----------   ----------   ----------
                                                          196,299    233,693      583,050      645,599      796,040      847,989
     Maintenance                                           49,598     46,141      140,105      127,928      202,275      174,307
     Depreciation and nuclear decommissioning              56,762     55,044      168,135      163,830      223,938      218,244
     Amortization of phase-in plans deferred costs              -          -            -            -            -        7,774
     Income taxes                                         106,067    102,135      194,065      176,446      197,094      190,323
     Other taxes (*)                                       63,041     63,804      165,299      161,842      210,369      211,551
                                                         --------   --------   ----------   ----------   ----------   ----------
            Total operating expenses                      471,767    500,817    1,250,654    1,275,645    1,629,716    1,650,188
                                                         --------   --------   ----------   ----------   ----------   ----------

Operating income                                          205,473    188,513      398,430      378,860      430,867      430,768

Other income and deductions:
     Allowance for equity funds used during
      construction                                          1,204      1,912        4,340        4,790        5,968        6,200
     Miscellaneous, net                                       160        867        3,259        2,606        4,573       17,057
                                                         --------   --------   ----------   ----------   ----------   ----------
            Total other income and deductions, net          1,364      2,779        7,599        7,396       10,541       23,257
                                                         --------   --------   ----------   ----------   ----------   ----------

Income before interest charges                            206,837    191,292      406,029      386,256      441,408      454,025

Interest charges:
     Interest (**)                                         41,673     31,491      107,774       98,015      139,360      130,108
     Allowance for borrowed funds used during
      construction                                         (1,311)    (1,487)      (3,838)      (4,097)      (4,867)      (5,310)
                                                         --------   --------   ----------   ----------   ----------   ----------
            Net interest charges                           40,362     30,004      103,936       93,918      134,493      124,798
                                                         --------   --------   ----------   ----------   ----------   ----------

Net income                                                166,475    161,288      302,093      292,338      306,915      329,227

Preferred stock dividends                                   3,312      3,647        9,939       10,773       13,252       14,288
                                                         --------   --------   ----------   ----------   ----------   ----------

Earnings on common stock                                 $163,163   $157,641   $  292,154   $  281,565   $  293,663   $  314,939
                                                         ========   ========   ==========   ==========   ==========   ==========

Earnings per share of common stock
  (based on average shares outstanding)                  $   1.60   $   1.54   $     2.86   $     2.76   $     2.88   $     3.08
                                                         ========   ========   ==========   ==========   ==========   ==========

Dividends per share of common stock                      $  0.595   $   0.58   $    1.785   $     1.74   $     2.38   $     2.32
                                                         ========   ========   ==========   ==========   ==========   ==========

Average number of common shares outstanding
  (in thousands)                                          102,124    102,124      102,124      102,124      102,124      102,124
                                                         ========   ========   ==========   ==========   ==========   ==========

(*) Includes license and franchise taxes of $32,968,000 and $34,633,000, respectively, for the three-month periods; $78,456,000 and $78,936,000, respectively, for the nine-month periods; and $97,311,000 and $98,588,000, respectively, for the twelve-month periods ended September 30, 1994 and 1993.

(**) Includes annual interest charges on all bonds of $109,639,000 and $105,497,000, respectively, for the twelve-month periods ended September 30, 1994 and 1993.

                             UNION ELECTRIC COMPANY
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Thousands of Dollars)

                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             1994        1993
                                                          ---------   ----------
Cash Flows From Operating:
   Net income                                             $ 302,093   $ 292,338
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                          161,149     156,864
     Amortization of nuclear fuel                            32,932      41,628
     Allowance for funds used during construction            (8,178)     (8,887)
     Postretirement benefit accrual                          19,633      24,411
     Deferred income taxes, net                              (9,038)     39,620
     Deferred investment tax credits, net                    (4,640)     (5,882)
     Changes in assets and liabilities:
      Receivables, net                                      (35,285)    (88,790)
      Materials and supplies                                (15,158)     50,330
      Accounts and wages payable                            (86,593)    (63,200)
      Taxes accrued                                         133,275     121,560
      Interest and dividends accrued or declared             22,658      10,071
      Other, net                                             15,969     (17,026)
                                                          ---------   ---------
Net cash provided by operating activities                   528,817     553,037

Cash Flows From Investing:
   Construction expenditures                               (232,095)   (188,551)
   Allowance for funds used during construction               8,178       8,887
   Nuclear fuel expenditures                                (12,525)    (30,904)
                                                          ---------   ---------
Net cash used in investing activities                      (236,442)   (210,568)

Cash Flows From Financing:
   Dividends on preferred stock                              (9,939)    (10,773)
   Dividends on common stock                               (182,291)   (177,696)
   Environmental bond funds                                  11,129      47,500
   Redemptions -
     Nuclear fuel lease                                     (22,728)    (41,909)
     Short-term debt                                        (59,600)          -
     Long-term debt                                         (25,000)   (630,500)
     Preferred stock                                            (26)    (73,751)
 Issuances -
     Nuclear fuel lease                                      37,943      30,464
     Short-term debt                                              -      28,100
     Long-term debt                                         100,000     411,000
     Preferred stock                                              -      74,438
                                                          ---------   ---------
Net cash used in financing activities                      (150,512)   (343,127)
                                                          ---------   ---------
Net change in cash and cash equivalents                     141,863        (658)

Cash and cash equivalents at beginning of period              1,297       2,257
                                                          ---------   ---------

Cash and cash equivalents at end of period                $ 143,160   $   1,599
                                                          =========   =========

Supplemental disclosure of cash flow information:
   Cash and cash equivalents include cash
    on hand and temporary investments
    purchased with a maturity of three
    months or less

   Cash paid during the period:
     Interest (net of amount capitalized)                 $  71,646   $  76,594
     Income taxes                                           141,390      87,550

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

 Note 2 - In the opinion of the registrant the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the periods presented. Registrant's financial statements were prepared to permit the information required in the Financial Data Schedule (FDS), Exhibit 27, to be directly extracted from the filed statements. The FDS amounts correspond to or are calculable from the amounts reported in the financial statements or notes thereto.

 Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 1994 and 1993 are not necessarily indicative of trends for any twelve-month period.

 Note 4 - Electric rates charged to customers provide for recovery of Callaway Plant decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway site is assumed to be decommissioned using the DECON (immediate dismantlement) alternative. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $372 million in current year dollars and are expected to escalate 4.5% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to depreciation expense over Callaway's service life and amounted to $6.7 million in 1993 and $5.0 million in the first nine months of 1994. Every three years, the Missouri Public Service Commission (MoPSC) requires the registrant to file updated cost studies for decommissioning Callaway and rates may be adjusted at such times to reflect changes in assumptions. The MoPSC has approved the costs currently being collected from customers and deposited in an external trust fund established to provide for Callaway's decommissioning. Fund earnings are expected to average 10.4% thru 2017 and 8.4% thereafter until 2033. If the assumed return on trust assets is not earned, the registrant believes it is probable that such earnings deficiency will be recovered in rates. Trust fund earnings, net of expenses appear on the balance sheet as increases in Nuclear decommissioning trust fund and in the Accumulated provision for nuclear decommissioning.

                             UNION ELECTRIC COMPANY
                             ----------------------


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS


   Third quarter 1994 common stock earnings were $163.2 million, an increase of $5.5 million from the third quarter of 1993. Earnings of $1.60 per share in the third quarter of 1994 were 6 cents higher than in the comparable 1993 period.

   Common stock earnings for the nine months ended September 30, 1994 were $292.2 million, an increase of $10.6 million from the same period in 1993. Earnings of $2.86 per share during the nine months ended September 30, 1994 were 10 cents higher than in the comparable 1993 period.

   Common stock earnings for the twelve months ended September 30, 1994 totaled $293.7 million, a $21.3 million decrease from the preceding twelve-month period. Per share earnings of $2.88 during the twelve months ended September 30, 1994 decreased 20 cents from the twelve months ended September 30, 1993.

   The increased earnings for the three and nine months ended September 30, 1994 over the comparable 1993 periods, are primarily due to lower electric fuel and purchased power costs. Partially offsetting these benefits were increased expenses, higher taxes and greater interest charges.

   The lower earnings for the twelve months ended September 30, 1994 versus the prior twelve-month period reflects an $18 million net gain on the sale of registrant's Iowa and northern Illinois electric properties in December, 1992, higher income taxes from increased federal and Missouri rates, greater non-fuel operations and maintenance expenses and increased interest expenses, partially offset by lower fuel prices. The higher operations and maintenance expenses result from a Callaway plant nuclear refueling in the Fall of 1993 and accruing postretirement benefits costs beginning in January, 1993.

   The impact of the more significant items affecting revenues, costs and earnings during the three-month, nine-month and twelve-month periods ended September 30, 1994 and 1993 is detailed below:

Electric Operating Revenues
- ---------------------------

(Millions of Dollars)
                                  Variations for periods ended September 30, 1994
                                         from comparable prior periods
                               ----------------------------------------------------
                                Three Months      Nine Months        Twelve Months
                               ---------------  ----------------   ----------------
Rate variations..............     $    -           $    -              $ (8.4)
Effect of abnormal weather...      (31.6)           (23.5)              (27.3)
Growth and other.............       10.2             29.1                28.8
                                  ------           ------              ------
                                  $(21.4)          $  5.6              $ (6.9)
                                  ------           ------              ------

   Third quarter 1994 kilowatt-hour sales declined 1 percent from the same quarter of 1993, primarily due to milder weather this summer. Residential sales dropped 9 percent while less weather-sensitive commercial and industrial sales rose 3 percent and 4 percent, respectively.

   Kilowatt-hour sales for the nine months ended September 30, 1994 were 2 percent higher than the comparable 1993 period. Residential sales declined 2 percent but commercial and industrial sales, reflecting an improving economy, increased 4 percent and 2 percent, respectively.

   Kilowatt-hour sales during the twelve months ended September 30, 1994 were up 1 percent from the twelve-month period ending September 30, 1993. Residential and industrial sales fell 1 percent and 2 percent, respectively, while commercial sales rose 4 percent.

                             UNION ELECTRIC COMPANY
                             ----------------------


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE RESULTS OF OPERATIONS  (Continued)

Operating Expenses
- -----------------

(Millions of Dollars)
                                                       Variations for periods ended September 30, 1994
                                                              from comparable prior periods
                                                       -----------------------------------------------
                                                        Three Months    Nine Months   Twelve Months
                                                       --------------   -----------   ----------------
Fuel:
 Variation in generation.............................  $ 25.3           $ 23.7          $  (.6)
 Price...............................................   (20.4)           (51.5)          (45.8)
 Amortization of uranium litigation settlement.......       -                -             (.1)
 Generation efficiencies.............................    (5.3)            (8.2)          (14.2)
 Department of Energy assessment.....................      .6              1.4             1.8
Net Interchange sales and purchased power variation..   (34.8)           (25.6)           (3.4)
                                                       ------           ------          ------
                                                       $(34.6)          $(60.2)         $(62.3)
                                                       ------           ------          ------

   The decreased fuel and purchased power costs during the three-month and nine-month periods ended September 30, 1994 versus the comparable periods in 1993, reflect increased fossil fuel generation, resulting from the absence this year of the flood-interrupted coal deliveries that reduced 1993 generation. The effect of increased generation was offset by lower fuel prices, greater generating efficiencies and reduced net purchased power costs.

   The decreased fuel costs for the twelve months ended September 30, 1994, versus the twelve months ended September 30, 1993, reflect lower fuel prices, increased generating efficiencies and reduced net purchased power costs.

   Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases. During the three months ended September 30, 1994, versus the comparable 1993 period, operations expenses, other than fuel and purchased power, decreased $3 million, primarily due to decreased employee welfare costs, reduced audit and regulatory expenses and lower material and equipment expenses. Maintenance expenses during the same period increased $3 million, primarily reflecting increased expenses at our fossil-fueled power plants.

   During the nine months ended September 30, 1994, versus the comparable 1993 period, operations expenses, other than fuel and purchased power, decreased $2 million, primarily due to lower employee welfare costs and lower material and equipment expenses. Maintenance expenses during the same period were $12 million higher due to increased power plant maintenance and higher tree-trimming costs.

   For the twelve months ended September 30, 1994, versus the prior twelve-month period, operations expenses, other than fuel and purchased power, increased $10 million, primarily due to a $3 million increase in accruing employee postretirement benefit expenses, a $3 million increase in injuries and damages, a $2 million increase in professional services, a $1 million increase in computer related expenses and a $1 million increase in labor costs. Maintenance expenses during the same period increased $28 million primarily due to the Callaway plant nuclear refueling outage in the Fall of 1993 and increased power plant maintenance.

   Depreciation expense for the three-month, nine-month and twelve-month periods ended September 30, 1994, versus the comparable 1993 periods increased $2 million, $4 million and $6 million, respectively, primarily due to increases in depreciable property.

   Elimination of the phase-in credits associated with the registrant's nuclear plant phase-in plan reduced operating expenses by $8 million for the twelve months ended September 30, 1994.

   Other taxes charged to operating expenses during the three-month and twelve-month periods ended September 30, 1994, versus the comparable prior periods, dropped $1 million in each period, primarily due to decreased gross receipts taxes associated with lower revenues.

   Other taxes charged to operating expenses for the nine-month period ended September 30, 1994, versus the comparable prior year period, increased $3 million due to higher real estate taxes.

                            UNION ELECTRIC COMPANY
                            ----------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE RESULTS OF OPERATIONS (Continued)


Operating Expenses (Continued)
- ------------------


   Income taxes charged to operating expenses during the three and nine months ended September 30, 1994, versus the comparable prior periods, increased $4 million and $18 million, respectively, primarily due to higher pre-tax income and increased Missouri income tax rates. During the twelve months ended September 30, 1994, versus the twelve months ended September 30, 1993, income taxes increased $7 million primarily due to increased federal and Missouri income tax rates.

Other Income and Deductions
- ---------------------------

   Miscellaneous other net income and deductions decreased $12 million for the twelve months ended September 30, 1994, versus the twelve months ended September 30, 1993, reflecting the gain on the sale of the registrant's Iowa and northern Illinois electric distribution properties in December 1992, partially offset by higher other income and lower miscellaneous income deductions.

Interest
- --------

   During the three-month, nine-month, and twelve-month periods ended September 30, 1994, versus the comparable 1993 periods, interest increased $10 million, $10 million and $9 million, respectively, reflecting increased debt outstanding and higher interest rates on variable rate debt.

Allowance for Funds Used During Construction (AFC)
- --------------------------------------------------

   Variations in AFC track variations in construction work in progress and were not significant for the reporting periods. During the twelve-month periods ended September 30, 1994 and 1993, AFC rates averaged 8.8 percent and 7.4 percent, respectively.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION


Liquidity and Capital Resources
- -------------------------------

     As of September 30, 1994 the registrant had temporary cash investments of $140,578,000.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits.

              Exhibit 12(a) - Computation of Ratio of Earnings to Fixed
                              Charges, 12 Months Ended September 30, 1994.

              Exhibit 12(b) - Computation of Ratio of Earnings to Fixed
                              Charges and Preferred Stock Dividend
                              Requirements, 12 Months Ended September 30,
                              1994.

              Exhibit 27    - Financial Data Schedule

         (b)  Reports on Form 8-K.  None




                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNION ELECTRIC COMPANY
                                         (Registrant)



November 10, 1994                   By         /s/ Donald E. Brandt
                                       ---------------------------------------
                                                   Donald E. Brandt
                                                Senior Vice President
                                            Finance and Corporate Services