Form 10-K405
period 1994-12-31
UNION ELECTRIC CO
filed 1995-03-10
CIK 100826

________________________________________________________________________________
________________________________________________________________________________
                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
         (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
          For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-2967

                             UNION ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

         Missouri                                    43-0559760
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any agreement to this Form 10-K. (X)

     Aggregate market value of voting stock held by non-affiliates as of February 28, 1995, based on closing prices most recently available as reported in The Wall Street Journal (excluding Preferred Stock for which quotes are not publicly available): $3,959,372,525.

     Shares of Common Stock, $5 par value, outstanding as of February 28, 1995:
102,123,834 shares (excluding 42,990 treasury shares).

                     DOCUMENTS INCORPORATED BY REFERENCES.

     Portions of the registrant's 1994 Annual Report to Stockholders (the "1994 Annual Report") are incorporated by reference into Parts I, II and IV.

     Portions of the registrant's definitive proxy statement for the 1995 annual meeting are incorporated by reference into Part III.
________________________________________________________________________________
________________________________________________________________________________

                                                                TABLE OF CONTENTS
                                                                -----------------
PART I                                                                                                     Page
                                                                                                           ----
Item        1  -  Business
                       General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                       Construction Program and Financing . . . . . . . . . . . . . . . . . . . . . . . .  1
                       Rates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                       Fuel Supply  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                       Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                       Industry Issues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
                       Operating Statistics1  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
                       Other Statistical Information  . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Item        2  -  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
Item        3  -  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
Item        4  -  Submission of Matters to a Vote of Security Holders 2

Executive Officers of the Registrant (Item 401(b) of Regulation S-K)  . . . . . . . . . . . . . . . . . .  8

PART II

Item        5  -  Market for Registrant's Common Equity and Related
                       Stockholder Matters1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item        6  -  Selected Financial Data1  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item        7  -  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations1 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item        8  -  Financial Statements and Supplementary Data1  . . . . . . . . . . . . . . . . . . . . .  10
Item        9  -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure2

PART III

Item       10  -  Directors and Executive Officers of the Registrant(1)   . . . . . . . . . . . . . . . . .  11
Item       11  -  Executive Compensation1   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item       12  -  Security Ownership of Certain Beneficial Owners
                       and Management1  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item       13  -  Certain Relationships and Related Transactions(1)   . . . . . . . . . . . . . . . . . . .  11

PART IV

Item       14  -  Exhibits, Financial Statement Schedules, and Reports on
                       Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
EXHIBITS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                 ________________________

                 (1) Incorporated herein by reference.

                 (2) Not applicable and not included herein.

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

              For the year 1994, 95.8% of total operating revenues was derived from the sale of electric energy and 4.2% from the sale of natural gas. Electric operating revenues as a percentage of total operating revenues for the years 1990, 1991, 1992, and 1993 were 95.9%, 95.7%, 95.7%, and 95.2%
respectively.

              The Company employed 6,266 persons at December 31, 1994. Approximately 70% of the Company's employees are represented by local unions affiliated with the AFL-CIO. Labor agreements representing approximately 4,300 employees will expire in 1996. Two agreements covering 120 employees will expire in 1997.



                       CONSTRUCTION PROGRAM AND FINANCING

              The Company is engaged in a construction program under which expenditures averaging approximately $290 million are anticipated during each of the next five years. Capital expenditures for compliance with the Clean Air Act Amendments of 1990 are included in the construction program -- also see "Regulation", below. The Company does not anticipate a need for additional base load electric generating capacity until after the year 2013.

              During the five-year period ended 1994 gross additions to the property of the Company, including allowance for funds used during construction and excluding nuclear fuel, were approximately $1.3 billion (including $314 million in 1994) and property retirements were $197 million.

              In addition to the funds required for construction during the 1995-1999 period, $248 million will be required to repay long-term debt and preferred stock as follows: $68 million in 1995, $35 million in 1996, $45 million in 1997, and $100 million in 1999. Amounts for years subsequent to 1995 do not include nuclear fuel lease payments since the amounts of such payments are not currently determinable.

              For information on the Company's external cash sources, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis" on Page 18 of the 1994 Annual Report pages incorporated herein by reference.

              FINANCING RESTRICTIONS. Under the most restrictive earnings test contained in the Company's principal Indenture of Mortgage and Deed of Trust ("Mortgage") relating to its First Mortgage Bonds ("Bonds"), no Bonds may be issued (except in certain refunding operations) unless the Company's net earnings available for interest after depreciation for 12 consecutive months within the 15 months preceding such issuance are at least two times annual interest charges on all Bonds and prior lien bonds then outstanding and to be issued (all calculated as provided in the Mortgage). Such ratio for the 12 months ended December 31, 1994 was 6.5, which would permit the Company to issue an additional $2.7 billion of Bonds (8 1/2% annual interest rate assumed). Additionally, the Mortgage permits issuance of new bonds up to (a) 60% of defined property additions, or (b) the amount of previous bonds retired or to be retired, or (c) the amount of cash put up for such purpose. At December 31, 1994, the aggregate amount of Bonds issuable under (a) and (b) above was approximately $1.6 billion. The Company's Articles of Incorporation restrict the Company from selling Preferred Stock unless its net earnings for a period of 12 consecutive months within 15 months preceding such sale are at least two and one-half times the annual dividend requirements on its Preferred Stock then outstanding and to be issued. Such ratio for the 12 months ended December 31, 1994 was 24.0, which would permit the Company to issue an additional $1.3 billion stated value of Preferred Stock (8 1/2% annual dividend rate assumed). Certain other financing arrangements require the Company to obtain prior consents to various actions by the Company, including any future borrowings, except for permitted financings such as borrowings under revolving credit agreements, the nuclear fuel lease, unsecured short-term borrowings (subject to certain conditions), and the issuance of additional Bonds.


                                     RATES

              For the year 1994, approximately 89%, 8%, and 3% of the Company's electric operating revenues were based on rates regulated by Missouri Public Service Commission, Illinois Commerce Commission, and the Federal Energy Regulatory Commission ("FERC") of the Department of Energy, respectively.


                                  FUEL SUPPLY


Cost of Fuels                                                                  Year
- -------------                          ------------------------------------------------------------------------------------
                                           1994              1993              1992              1991             1990
                                           ----              ----              ----              ----             ----
Per Million BTU      - Coal            123.950 cents      153.284 cents    150.941 cents     151.926 cents    155.222 cents
                     - Nuclear          49.932 cents       56.848 cents     61.818 cents      79.043 cents     79.730 cents
                     - System          101.867 cents      126.362 cents    126.711 cents     130.117 cents    135.973 cents

Per kWh of Steam Generation              1.064 cents        1.331 cents      1.310 cents      1.348  cents      1.392 cents

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

           The Company has agreements to fulfill its needs for uranium, enrichment, and fabrication services through 1999. The Company's agreements for conversion services are sufficient to supply the Callaway Plant through 1997. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires re-fueling at 18-month intervals and re-fuelings are presently scheduled for the spring of 1995 and fall of 1996.

           Under the Nuclear Waste Policy Act of 1982, the U. S. Department of Energy ("DOE") is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per kilowatt-hour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2010. The Company has sufficient storage capacity at the Callaway Plant site until 2005 and has viable storage alternatives under consideration. Each alternative will likely require Nuclear Regulatory Commission approval and may require other regulatory approvals. The delayed availability of DOE's disposal facility is not expected to adversely affect the continued operation of the Callaway Plant.

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

           Under the Clean Air Act Amendments of 1990, the Company is required to significantly reduce total annual emissions of sulfur dioxide by the year 2000. Significant reductions in nitrogen oxide will also be required. With switching to low-sulfur coal and early banking of emission credits, the Company anticipates that it can comply with the requirements of the law with no significant increase in revenue needs because the related capital costs, currently estimated at about $300 million, will be largely offset by lower fuel costs. As of the end of 1994 about 65% of the Clean Air Act related capital costs had been expended.

           As of December 31, 1994, the Company was designated a potentially responsible party ("PRP") by federal or state environmental protection agencies for five hazardous waste sites. Other hazardous waste sites have been identified for which the Company may be responsible but has not been designated a PRP. The Company continually reviews the remedial costs that will be required for these sites. However, such costs are not expected to have a material adverse effect on the Company's financial position.

           Other aspects of the Company's business are subject to the jurisdiction of various regulatory authorities.



                                INDUSTRY ISSUES

           The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: changes in the structure of the industry as a result of amendments to federal laws regulating ownership of generating facilities and access to transmission systems; the potential for more intense competition; continually developing environmental laws, regulations and issues; public concern about the siting of new facilities; increasing public attention on the potential public health consequences of exposure to electric and magnetic fields emanating from power lines and other electric sources; proposals for demand side management programs; and public concerns about the disposal of nuclear wastes and about global climate issues. The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations or financial condition.

                             OPERATING STATISTICS

           The information on Page 33 in the Company's 1994 Annual Report is incorporated herein by reference.



                        OTHER STATISTICAL INFORMATION

                                                        1994       1993        1992        1991         1990
                                                        ----       ----        ----        ----         ----
KILOWATTHOUR OUTPUT (in millions)

   Fossil fuel generation   . . . . . . . . .         21,941      19,582      21,266      22,144     22,882

   Nuclear generation   . . . . . . . . . . .         10,007       8,381       8,084       9,979      7,998

   Hydro generation   . . . . . . . . . . . .          1,714       1,971       1,509       1,148      1,610

   Purchased from Electric
       Energy, Inc. . . . . . . . . . . . . .            681         673         527         465        466

   Net interchange and
       other purchases  . . . . . . . . . . .             44       3,360       1,819         194       (259)
                                                      ------      ------      ------      ------     -------
           Total Output . . . . . . . . . . .         34,387      33,967      33,205      33,930     32,697

   Less line losses and system use  . . . . .          2,412       2,389       2,300       2,320      2,252
                                                      ------      ------      ------      ------     ------

           KilowattHour Sales . . . . . . . .         31,975      31,578      30,905      31,610     30,445
                                                      ======     =======      ======      ======     ======


Common Stock dividends
   as a percentage
   of earnings  . . . . . . . . . . . . . . .             80          84          80          72         77

ITEM 2. PROPERTIES.

           The following table sets forth information with respect to the Company's generating facilities and capability at the time of the expected 1995 peak.

                                                                                   Gross Kilowatt
            Energy                                                                    Installed
            Source              Plant                   Location                      Capability
            ------              -----                   --------                   ----------------
            Coal              Labadie             Franklin County, Mo.                 2,340,000
                              Rush Island         Jefferson County, Mo.                1,212,000
                              Sioux               St. Charles County, Mo.                990,000
                              Meramec             St. Louis County, Mo.                  925,000
                                                                                       ---------

                                                             Total Coal                5,467,000

            Nuclear           Callaway            Callaway County, Mo.                 1,180,000

            Hydro             Osage               Lakeside, Mo.                          212,000
                              Keokuk              Keokuk, Ia.                            119,000
                                                                                       ---------

                                                             Total Hydro                 331,000

            Oil and           Venice              Venice, Ill.                           459,000
            Natural           Other               Various                                386,000
              Gas                                                                      ---------
                                                             Total Oil and
                                                               Natural Gas               845,000

            Pumped-
            storage           Taum Sauk           Reynolds County, Mo.                   350,000
                                                                                       ---------

                                                             TOTAL                     8,173,000
                                                                                       =========


           In planning its construction program, the Company is presently utilizing a forecast of kilowatthour sales growth of approximately 1.8% and peak load growth of 1.1%, each compounded annually, and is providing for a minimum reserve margin of approximately 18% to 22% above its anticipated peak load requirements.

           See "Operating Statistics", incorporated by reference in Part I of this Form 10-K, for information on loads and capability during the five-year period ended 1994.

           See "Liquidity and Capital Resources" under "Management's Discussion and Analysis" on Page 18 of the 1994 Annual Report pages incorporated herein by reference for information on the 1992 purchase and sale of certain properties.

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

           The Company owns 40% of the capital stock of Electric Energy, Inc. ("EEI"), the balance of which is held by three other sponsoring companies -- Kentucky Utilities Company ("KU"), Central Illinois Public Service Company ("CIPS"), and Illinois Power Company ("IP"). EEI owns and operates a generating plant with a nominal capacity of 1,000 mW. As of January 1, 1994, 60% of the plant's output is committed to the Paducah Project of the DOE, 20% is committed to KU, 10% to the Company, and 5% each to IP and CIPS.

           As of December 31, 1994, the Company owned approximately 3,315 circuit miles of electric transmission lines and substations with a transformer capacity of approximately 44,697,000 kVA. The Company owns four propane-air plants with an aggregate daily natural gas equivalent capacity of 31,590 million cubic feet and 2,590 miles of gas mains. Other properties of the Company include distribution lines, underground cable, steam distribution facilities in Jefferson City, Missouri and office buildings, warehouses, garages and repair shops.

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

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF REGULATION S-K:

                                                                                              Date First
                                         Age At                                               Elected or
       Name                             12/31/94         Present Position                     Appointed
       ----                             --------         ----------------                   ------------
Charles W. Mueller                         56            President                                 7/1/93
                                                         Chief Executive Officer                   1/1/94
                                                         and Director                             6/11/93

Donald E. Brandt                           40            Senior Vice President                     7/1/88

Charles A. Bremer                          50            Senior Vice President                     7/1/88

Robert O. Piening                          57            Senior Vice President                     7/1/88

Donald F. Schnell                          62            Senior Vice President                     7/1/88

Charles J. Schukai                         60            Senior Vice President                     7/1/88

Paul A. Agathen                            47            Vice President                            2/1/95

M. Patricia Barrett                        57            Vice President                            3/1/91

James J. Beisman                           61            Vice President                           4/24/84

Donald W. Capone                           59            Vice President                            7/1/88

William J. Carr                            57            Vice President                           10/1/88

William E. Jaudes                          57            Vice President and                       4/23/85
                                                         General Counsel                          4/22/80

R. Alan Kelley                             42            Vice President                            7/1/88

Herbert W. Loeh                            62            Vice President                           4/24/84

Michael J. Montana                         48            Vice President                            7/1/88

Gary L. Rainwater                          48            Vice President                            7/1/93

Garry L. Randolph                          46            Vice President                            3/1/91

William A. Sanford                         61            Vice President                           10/6/78

Robert J. Schukai                          56            Vice President                            7/1/88


                                                                                              Date First
                                         Age At                                               Elected or
       Name                             12/31/94         Present Position                     Appointed
       ----                             --------         ----------------                   ------------
William C. Shores                          56            Vice President                            7/1/88

Ronald C. Zdellar                          50            Vice President                            7/1/88

Joseph M. Pfeifer                          60            Controller                                7/1/88

James C. Thompson                          55            Secretary                                12/1/82

Jerre E. Birdsong                          40            Treasurer                                 7/1/93



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
             MATTERS.

         Information required to be reported by this item is included on page 37 of the 1994 Annual Report and is incorporated herein by reference.


ITEM  6.     SELECTED FINANCIAL DATA.

         Information for the 1990-1994 period required to be reported by this item is included on pages 34 and 35 of the 1994 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information required to be reported by this item is included on pages 16, 17 and 18 of the 1994 Annual Report and is incorporated herein by reference.

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company on pages 20 through 32, the report thereon of Price Waterhouse LLP appearing on page 19 and the Selected Quarterly Information on page 26 of the 1994 Annual Report are incorporated herein by reference.

                                    PART III

ITEM   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1995 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

         Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM   11.   EXECUTIVE COMPENSATION.

         Any information required to be reported by this item is included under "Compensation" in the Company's 1995 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM   12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Any information required to be reported by this item is included under "Security Ownership of Management" in the Company's 1995 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM   13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Any information required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1995 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this report:

         1.  Financial Statements: *

                                                                                                       PAGE FROM 1994
                                                                                                        ANNUAL REPORT
                                                                                                       ---------------
             Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . .             19
             Statement of Income - Years 1994, 1993, and 1992   . . . . . . . . . . . . . . . .             20
             Statement of Cash Flows - Years 1994, 1993, and 1992   . . . . . . . . . . . . . .             21
             Balance Sheet - December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . .             22
             Long-Term Debt - December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . .             24
             Preferred Stock - December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . .             25
             Statement of Retained Earnings - Years 1994, 1993, and 1992  . . . . . . . . . . .             26
             Statement of Other Paid-in Capital - Years 1994, 1993, and 1992  . . . . . . . . .             26
             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .             27

             *Incorporated by reference from the indicated pages of the 1994 Annual Report

         2.  Financial Statement Schedules:

             The following schedule, for the years ended December 31, 1994, 1993, and 1992, should be read in conjunction with the aforementioned financial statements (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).

                                                                                                        PAGES HEREIN
                                                                                                        ------------
             Report of Independent Accountants on Financial
                Statement Schedules   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13

             Valuation and Qualifying Accounts (Schedule VIII)  . . . . . . . . . . . . . . . .             14

         3.  Exhibits: See EXHIBITS, Page 16

         (b) Reports on Form 8-K.  None

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Union Electric Company



Our audits of the financial statements referred to in our report dated January

31, 1995 appearing in the 1994 Annual Report to Stockholders of Union Electric

Company (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial

Statement Schedule listed in Item 14(a) of this Form 10-K.  In our opinion,

this Financial Statement Schedule presents fairly, in all material respects,

the information set forth therein when read in conjunction with the related financial statements.





/s/ PRICE WATERHOUSE LLP


PRICE WATERHOUSE LLP
St. Louis, Missouri
January 31, 1995

                             UNION ELECTRIC COMPANY
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                 Col. A.                             Col. B                       Col. C                   Col. D.         Col. E
                 -------                             ------                       ------                   -------         ------
                                                                                 Additions
                                                                     ---------------------------------
                                                                          (1)              (2)
                                                 Balance at         Charged to                                           Balance at
                                                  beginning          costs and        Charged to                           end of
                 Description                      of period          expenses      other accounts        Deductions        period
                 -----------                     -----------         ----------     --------------        ----------      ---------
Year ended December 31, 1994                                                                                (Note)

Reserves deducted in the balance sheet from assets to which they apply:

     Allowance for doubtful accounts              $6,194,179         $10,800,000                           $10,716,801    $6,277,378
                                                  ==========         ===========                           ===========    ==========

Year ended December 31, 1993

Reserves deducted in the balance sheet from assets to which they apply:

     Allowance for doubtful accounts              $5,857,615         $10,800,000                           $10,463,436    $6,194,179
                                                  ==========         ===========                           ===========    ==========

Year ended December 31, 1992

Reserves deducted in the balance sheet from assets to which they apply:

     Allowance for doubtful accounts              $6,232,575         $11,252,000                           $11,626,960    $5,857,615
                                                  ==========         ===========                           ===========    ==========

Note:  Uncollectable accounts charged off, less recoveries.

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

                                        UNION ELECTRIC COMPANY
                                              (Registrant)

                                        CHARLES W. MUELLER
                                           President and
                                        Chief Executive Officer

Date    March 10, 1995               By   /s/ James C. Thompson
                                          (James C. Thompson, Attorney-in-Fact)

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

     Signature                                                                        Title
     ---------                                                                        -----
CHARLES W. MUELLER                                                                      President, Chief Executive
                                                                                              Officer and Director
                                                                                     (Principal Executive Officer)

DONALD E. BRANDT                                                                             Senior Vice President
                                                                      (Principal Financial and Accounting Officer)

WILLIAM E. CORNELIUS                                                                                      Director

THOMAS A. HAYS                                                                                            Director

THOMAS H. JACOBSEN                                                                                        Director

RICHARD A. LIDDY                                                                                          Director

JOHN PETERS MacCARTHY                                                                                     Director

PAUL L. MILLER, JR.                                                                                       Director

ROBERT H. QUENON                                                                                          Director

HARVEY SALIGMAN                                                                                           Director

JANET MCAFEE WEAKLEY                                                                                      Director



                  By    /s/ James C. Thompson                    March 10, 1995
                        (James C. Thompson, Attorney-in-Fact)

                                   EXHIBITS

                           Exhibits Filed Herewith

  Exhibit No.                              Description
  -----------                              -----------
     12(a)       - Statement re Computation of Ratios of Earnings to Fixed Charges, 12 Months Ended December 31, 1994.

     12(b)       - Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12
                   Months Ended December 31, 1994.

     13          - Those pages of the 1994 Annual Report incorporated herein by reference.

     23          - Consent of Independent Accountants.

     24          - Powers of Attorney.

     27          - Financial Data Schedule.

                      EXHIBITS INCORPORATED BY REFERENCE

           The following exhibits heretofore have been filed with the Securities and Exchange Commission pursuant to requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit, and they are hereby incorporated herein by reference under Rule 24 of the Commission's Rules of Practice.


  Exhibit No.                              Description
  -----------                              -----------
     3(i)        - Restated Articles of Incorporation of the Company, as filed with the Secretary of State of the State of
                   Missouri. (1993 Form 10-K, Exhibit 3(i).)

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

     4.5         - Supplemental Indentures to Mortgage

                         Dated as of                   File Reference                Exhibit No.
                         -----------                   --------------                -----------
                   April 1, 1965             Form 8-K, April 1965                       3
                   May 1, 1966               2-56062                                    2.33
                   March 1, 1967             2-58274                                    2.9
                   April 1, 1971             Form 8-K, April 1971                       6
                   February 1, 1974          Form 8-K, February 1974                    3
                   July 7, 1980              2-69821                                    4.6
                   May 1, 1990               Form 10-K, 1990                            4.6
                   December 1, 1991          33-45008                                   4.4
                   December 4, 1991          33-45008                                   4.5
                   January 1, 1992           Form 10-K, 1991                            4.6
                   October 1, 1992           Form 10-K, 1992                            4.6
                   December 1, 1992          Form 10-K, 1992                            4.7
                   February 1, 1993          Form 10-K, 1992                            4.8
                   May 1, 1993               Form 10-K, 1993                            4.6


  Exhibit No.                              Description
  -----------                              -----------

                         Dated as of                   File Reference                Exhibit No.
                         -----------                   --------------                -----------
       4.5     - (continued)
                 August 1, 1993                       Form 10-K, 1993                            4.7
                 October 1, 1993                      Form 10-K, 1993                            4.8
                 January 1, 1994                      Form 10-K, 1993                            4.9

       4.6     - Indenture of Mortgage and Deed of Trust of Missouri Power & Light Company dated July 1, 1946 and
                 Supplemental Indentures dated July 1, 1946, November 1, 1949, June 1, 1951, July 1, 1954, December 1, 1959, July 1,
                 1962, March 1, 1966, April 1, 1967, June 15, 1969, April 15, 1973, December 1, 1974, May 1, 1976 and July 1, 1979.
                 (Registration No. 2-87469, Exhibit 4.1.)

       4.7     - Fourteenth Supplemental Indenture dated as of December 30, 1983 to the Mortgage and Deed of Trust dated
                 July 1, 1946, of Missouri Power & Light Company.  (1983 Form 10-K, Exhibit 4.23.)

       4.8     - Instrument of Substitution of Individual Trustee dated as of November 1, 1988 under the Mortgage and Deed of Trust dated July 1, 1946 of Union Electric Company (successor to Missouri Power & Light Company).  (1988 Form
                 10-K, Exhibit 4.8.)

       4.9     - Indenture of Mortgage or Deed of Trust of Missouri Edison Company dated July 1, 1945 and Supplemental
                 Indentures dated January 1, 1952, June 1, 1961, June 1, 1965, August 1, 1975, September 1, 1976, November 1, 1977,
                 February 1, 1981 and July 1, 1982.  (Registration No. 2-87469, Exhibit 4.2.)

       4.10    - Ninth Supplemental Indenture dated as of December 30, 1983 to the Indenture of Mortgage or Deed of Trust
                 dated as of July 1, 1945 of Missouri Edison Company. (1983 Form 10-K, Exhibit 4.24.)

       4.11    - Instrument of Substitution of Trustee dated as of March 1, 1985 under the Indenture of Mortgage or Deed of
                 Trust dated July 1, 1945 of Union Electric Company (successor to Missouri Edison Company).  (1984 Form 10-K,
                 Exhibit 4.10.)

       4.12    - Instrument of Substitution of Trustee dated as of October 14, 1986 under the Indenture of Mortgage or Deed of Trust dated July 1, 1945 of Union Electric Company (successor to Missouri Edison Company).  (September 30, 1986
                 Form 10-Q, Exhibit 4.2.)

       4.13    - Series A Agreement of Sale dated as of June 1, 1984 between the State Environmental Improvement and Energy
                 Resources Authority of the State of Missouri and the Company, together with Letter of Credit and Reimbursement
                 Agreement dated as of June 1, 1984 between Citibank, N.A. and the Company and Series A Trust Indenture dated as of
                 June 1, 1984 between the Authority and Mercantile Trust Company National Association, as trustee.  (Registration
                 No. 2-96198, Exhibit 4.25.)



  Exhibit No.                              Description
  -----------                              -----------
       4.14    - Reimbursement Agreement dated as of April 21, 1992 among Swiss Bank Corporation, various financial institutions, and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series A Trust Indenture dated as of June 1, 1984.  (1992 Form 10-K, Exhibit 4.23.)

       4.15    - Series B Agreement of Sale dated as of June 1, 1984 between the State Environmental Improvement and Energy
                 Resources Authority of the State of Missouri and the Company, together with Reimbursement Agreement dated as of
                 June 1, 1984 between Chemical Bank and the Company and Series B Trust Indenture dated as of June 1, 1984 between the Authority and Mercantile Trust Company National Association, as trustee.  (Registration No. 2-96198, Exhibit
                 4.26.)

       4.16    - Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series B
                 Trust Indenture dated as of June 1, 1984. (June 30, 1988 Form 10-Q, Exhibit 4.2.)

       4.17    - Amendment and Extension Agreement dated as of June 1, 1990 to the Reimbursement Agreement dated as of
                 April 22, 1988 between Union Bank of Switzerland and the Company. (1990 Form 10-K, Exhibit 4.29.)

       4.18    - Amendment and Extension Agreement dated as of June 1, 1991 to the amended Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company.  (1992 Form 10-K, Exhibit 4.27.)

       4.19    - Amendment Agreement dated as of June 1, 1992 to the amended Reimbursement Agreement dated as of April 22,
                 1988 between Union Bank of Switzerland and the Company.  (1992 Form 10-K, Exhibit 4.28.)

       4.20    - Series 1985 A Reaffirmation Agreement and Second Supplement to Agreement of Sale dated as of June 1, 1985 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the
                 Company, together with Series 1985 A Reimbursement Agreement dated as of June 1, 1985 between Union Bank of
                 Switzerland and the Company and Series 1985 A Trust Indenture dated as of June 1, 1985 between the Authority and
                 Mercantile Trust Company National Association, as trustee and Texas Commerce Bank National Association, as co-trustee.  (June 30, 1985 Form 10-Q, Exhibit 4.1.)

       4.21    - Amendment and Extension Agreement dated as of June 1, 1988 revising the Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company. (June 30, 1988 Form 10-Q, Exhibit 4.4.)

       4.22    - Amendment and Extension Agreement dated as of June 1, 1990 revising the Reimbursement Agreement dated as of June 1, 1985, as amended, between Union Bank of Switzerland and the Company. (1990 Form 10-K, Exhibit 4.37.)


  Exhibit No.                              Description
  -----------                              -----------
       4.23    - Amendment and Extension Agreement dated as of June 1, 1991 to the amended Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company.  (1992 Form 10-K, Exhibit 4.32.)

       4.24    - Amendment Agreement dated as of June 1, 1992 to the amended Reimbursement Agreement dated as of June 1,
                 1985 between Union Bank of Switzerland and the Company.  (1992 Form 10-K, Exhibit 4.33.)

       4.25    - Series 1985 B Reaffirmation Agreement and Third Supplement to Agreement of Sale dated as of June 1, 1985 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the
                 Company, together with Series 1985 B Reimbursement Agreement dated as of June 1, 1985 between The Long-term Credit
                 Bank of Japan, Limited and the Company and Series 1985 B Trust Indenture dated as of June 1, 1985 between the
                 Authority and Mercantile Trust Company National Association, as trustee and Texas Commerce Bank National
                 Association, as co-trustee.  (June 30, 1985 Form 10-Q, Exhibit 4.2.)

       4.26    - Reimbursement Agreement dated as of February 1, 1993 between Westdeutsche Landesbank Girozentrale and the
                 Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the
                 Series 1985 B Trust Indenture dated as of June 1, 1985.  (1992 Form 10-K, Exhibit 4.35.)

       4.27    - Loan Agreement dated as of May 1, 1990 between the State Environmental Improvement and Energy Resources
                 Authority of the State of Missouri and the Company, together with Indenture of Trust dated as of May 1, 1990 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1990 Form 10-K, Exhibit 4.40.)

       4.28    - Loan Agreement dated as of December 1, 1991 between the State Environmental Improvement and Energy
                 Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1991 between the
                 Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1992 Form 10-K, Exhibit 4.37.)

       4.29    - Loan Agreement dated as of December 1, 1992, between the State Environmental Improvement and Energy
                 Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1992 between the
                 Authority and Mercantile Bank of St. Louis, N.A., as trustee.  (1992 Form 10-K, Exhibit 4.38.)

       4.30    - Fuel Lease dated as of February 24, 1981 between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel.  (1980 Form 10-K, Exhibit 10.20.)

       4.31    - Amendments to Fuel Lease dated as of May 8, 1984 and October 15, 1984, respectively, between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel.  (Registration No. 2-96198, Exhibit 4.28.)


  Exhibit No.                              Description
  -----------                              -----------
       4.32    - Amendment to Fuel Lease dated as of October 15, 1986 between the Company, as lessee, and Gateway Fuel
                 Company, as lessor, covering nuclear fuel.  (September 30, 1986 Form 10-Q, Exhibit 4.3.)

       4.33    - Credit Agreement dated as of August 15, 1989 among the Company, Certain Lenders, The First National Bank of Chicago, as Agent and Swiss Bank Corporation, Chicago Branch, as Co-Agent.  (September 30, 1989 Form 10-Q,
                 Exhibit 4.)

       4.34    - Credit Agreement dated as of November 8, 1991 between the Company, Certain Banks and Chemical Bank, as
                 Agent. (1991 Form 10- K, Exhibit 4.44.)

       4.35    - Amendment dated as of October 26, 1992, to the Credit Agreement dated as of November 8, 1991 between the
                 Company, Certain Banks and Chemical Bank, as Agent. (1992 Form 10-K, Exhibit 4.44.)

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