Form 10-Q
period 1995-03-31
UNION ELECTRIC CO
filed 1995-05-12
CIK 100826

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTERLY PERIOD ENDED MARCH 31, 1995

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From                  to
                                        -----------------   ----------------

                         COMMISSION FILE NUMBER 1-2967.

                             UNION ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

         Missouri                                                 43-0559760
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                1901 Chouteau Avenue, St. Louis, Missouri  63103
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

                           Yes    X        No
                               -------        -------

Shares outstanding of each of registrant's classes of common stock as of April 30, 1995:
                   Common Stock, $5 par value - 102,123,834
                        (excl. 42,990 treasury shares)

________________________________________________________________________________
________________________________________________________________________________

                            UNION ELECTRIC COMPANY

                                    INDEX



                                                                                                Page No.
Part I       Financial Information (Unaudited)

             Balance Sheet --
               March 31, 1995 and December 31, 1994                                                 2

             Statement of Income --
                Three Months and Twelve Months
                Ended March 31, 1995 and 1994                                                       3

             Statement of Cash Flows --
                Three Months Ended March 31, 1995 and
                1994                                                                                4

             Notes to Financial Statements                                                          5

             Management's Discussion and Analysis                                               6 thru 8


Part II      Other Information


                             UNION ELECTRIC COMPANY

                                 BALANCE SHEET
                                  (UNAUDITED)
                             (Thousands of Dollars)

ASSETS
- ------
                                                                            March 31,                        December 31,
                                                                              1995                               1994
                                                                           -----------                       -----------
Property and plant, at original cost:
    Electric                                                                 $8,272,030                         $8,200,094
    Gas                                                                         163,911                            160,729
    Other                                                                        35,057                             35,033
                                                                             ----------                         ----------
                                                                              8,470,998                          8,395,856

    Less accumulated depreciation and amortization                            3,363,172                          3,305,582
                                                                             ----------                         ----------
                                                                              5,107,826                          5,090,274

    Construction work in progress:
      Nuclear fuel in process                                                   143,756                            134,815
      Other                                                                     123,699                            119,473
                                                                             ----------                         ----------
         Total property and plant, net                                        5,375,281                          5,344,562

Regulatory asset - deferred income taxes                                        715,202                            732,478

Deferred charges:
    Unamortized debt expense                                                     48,196                             49,432
    Nuclear decommissioning trust fund                                           59,387                             53,906
    Other                                                                        24,693                             22,508
                                                                             ----------                         ----------
         Total deferred charges                                                 132,276                            125,846


Current assets:
    Cash                                                                          1,920                              1,510
    Temporary cash investments                                                    5,792                                  -
    Accounts receivable - trade less allowance
      for doubtful accounts of $5,666 and $6,277
      at respective dates)                                                      157,201                            164,803
    Unbilled Revenue                                                             49,916                             71,321
    Other accounts and notes receivable                                          18,180                             17,691
    Materials and supplies, at average cost -
      Fossil fuel                                                                62,494                             61,533
      Construction and maintenance                                               92,151                             89,683
      Other                                                                      19,665                             15,274
                                                                             ----------                         ----------
         Total current assets                                                   407,319                            421,815



Total Assets                                                                 $6,630,078                         $6,624,701
                                                                             ==========                         ==========


CAPITAL AND LIABILITIES
- -----------------------

                                                                            March 31,                        December 31,
                                                                              1995                               1994
                                                                           -----------                      --------------

Capitalization:
    Common stock, $5 par value
         authorized 150,000,000 shares;
         outstanding 102,123,834 shares
         (excluding 42,990 shares at
         par value in treasury)                                              $  510,619                         $  510,619
    Other paid-in capital                                                       717,669                            717,669
    Retained earnings                                                         1,013,382                          1,040,766
                                                                             ----------                         ----------
    Total common stockholders' equity                                         2,241,670                          2,269,054

    Preferred stock not subject to
         mandatory redemption                                                   218,497                            218,497
    Preferred stock subject to
         mandatory redemption                                                       676                                676

    Capital lease obligation                                                     53,255                             88,038

    Long-term debt                                                            1,740,585                          1,745,585
    Unamortized discount and premium on debt                                     (9,996)                           (10,134)
                                                                             ----------                         ----------
         Long-term debt, net                                                  1,730,589                          1,735,451
                                                                             ----------                         ----------
           Total capitalization                                               4,244,687                          4,311,716

    Accumulated deferred income taxes                                         1,334,234                          1,349,239
    Accumulated deferred investment tax credits                                 171,159                            172,705
Regulatory liability                                                            225,567                            229,333
    Accumulated provision for nuclear decommissioning                            61,060                             55,579
    Other deferred credits and liabilities                                      141,885                            131,543

Current and accrued liabilities:
         Current maturity of capital lease obligation                            28,893                             30,318
         Current maturity of long-term debt                                      43,000                             38,000
         Accounts payable                                                        90,612                             61,575
         Wages payable                                                           30,854                             35,045
         Accumulated deferred income taxes                                       27,364                             28,574
         Income taxes accrued                                                    63,770                             36,481
         Other taxes accrued                                                     37,413                             16,954
         Interest accrued                                                        65,237                             55,909
         Dividends accrued                                                        3,301                              3,301
         Other                                                                   61,042                             68,429
                                                                             ----------                         ----------
            Total current and accrued liabilities                               451,486                            374,586


    Total Capital and Liabilities                                            $6,630,078                         $6,624,701
                                                                             ==========                         ==========


                             UNION ELECTRIC COMPANY

                              STATEMENT OF INCOME
                                  (UNAUDITED)
           (Thousands of Dollars Except Shares and Per Share Amounts)

                                                          Three Months Ended                Twelve Months Ended
                                                                March 31,                        March 31,
                                                         --------------------            ------------------------
                                                            1995          1994                1995             1994
                                                          -------        ------            --------          -------
Operating revenues:
   Electric                                               $408,748     $401,967            $1,976,314     $1,964,482
   Gas                                                      38,212       36,751                87,570         86,963
   Other                                                       155          182                   447            494
                                                          --------     --------            ----------     ----------
            Total operating revenues                       447,115      438,900             2,064,331      2,051,939

Operating expenses:
   Operations
     Fuel and purchased power                               88,899       81,595               336,865        398,810
     Other                                                 109,385      121,219               423,832        446,850
                                                          --------     --------            ----------     ----------
                                                           198,284      202,814               760,697        845,660
   Maintenance                                              50,168       42,385               205,543        194,500
   Depreciation and nuclear decommissioning                 57,600       55,182               228,464        220,610
   Income taxes                                             23,860       24,626               205,655        181,635
   Other taxes                                              49,897       48,742               211,631        208,135
                                                          --------     --------            ----------     ----------
            Total operating expenses                       379,809      373,749             1,611,990      1,650,540
                                                          --------     --------            ----------     ----------

Operating income                                            67,306       65,151               452,341        401,399

Other income and deductions:
   Allowance for equity funds used during
     construction                                            1,892        1,653                 6,006          6,672
   Miscellaneous, net                                          646        2,637                (1,588)         6,300
                                                          --------     --------           -----------     ----------
            Total other income and deductions, net           2,538        4,290                 4,418         12,972
                                                          --------     --------            ----------     ----------

Income before interest charges                              69,844       69,441               456,759        414,371

Interest charges:
   Interest                                                 33,435       32,384               142,163        128,182
   Allowance for borrowed funds used during
     construction                                           (1,815)      (1,169)               (6,159)        (4,993)
                                                          --------     --------            ----------     ----------
            Net interest charges                            31,620       31,215               136,004        123,189
                                                          --------     --------            ----------     ----------

Net income                                                  38,224       38,226               320,755        291,182

Preferred stock dividends                                    3,313        3,313                13,251         13,719
                                                          --------     --------            ----------     ----------

Earnings on common stock                                  $ 34,911     $ 34,913            $  307,504     $  277,463
                                                          ========     ========            ==========     ==========

Earnings per share of common stock
   (based on average shares outstanding)                  $   0.34     $   0.34            $     3.01     $     2.72
                                                          ========     ========            ==========     ==========

Dividends per share of common stock                       $   0.61     $  0.595            $     2.41     $     2.35
                                                          ========     ========            ==========     ==========

Average number of common shares outstanding
   (in thousands)                                          102,124      102,124               102,124        102,124
                                                          ========     ========            ==========     ==========

                             UNION ELECTRIC COMPANY

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Thousands of Dollars)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 ---------------------
                                                                                   1995         1994
                                                                                 --------     --------
Cash Flows From Operating:
   Net income                                                                     $38,224           $38,226
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                55,272            52,853
      Amortization of nuclear fuel                                                  9,375            10,821
      Allowance for funds used during construction
      Postretirement benefit accrual                                                8,086             7,154
      Deferred income taxes, net                                                   (2,705)             (530)
      Deferred investment tax credits, net                                         (1,546)           (1,547)
      Changes in assets and liabilities:
         Receivables, net                                                          28,518            32,876
         Materials and supplies                                                    (3,429)           (7,060)
         Accounts and wages payable                                                24,846           (72,848)
         Taxes accrued                                                             47,748            46,833
         Interest and dividends accrued or declared                                 9,328            13,173
         Other, net                                                               (10,091)             (863)
                                                                                 --------          --------
Net cash provided by operating activities                                         199,919           116,266

Cash Flows From Investing:
   Construction expenditures                                                      (88,384)          (85,392)
   Allowance for funds used during construction                                     3,707             2,822
   Nuclear fuel expenditures                                                       (8,845)           (5,274)
                                                                                 --------          --------
Net cash used in investing activities                                             (93,522)          (87,844)

Cash Flows From Financing:
   Dividends on preferred stock                                                    (3,313)           (3,313)
   Dividends on common stock                                                      (62,295)          (60,764)
   Environmental bond funds                                                         1,620             3,341
   Redemptions -
      Nuclear fuel lease                                                          (48,911)           (4,100)
      Short-term debt                                                                   -           (59,600)
      Long-term debt                                                                    -           (25,000)
  Issuances -
      Nuclear fuel lease                                                           12,704            22,521
      Long-term debt                                                                    -           100,000
                                                                                 --------          --------
Net cash used in financing activities                                            (100,195)          (26,915)
                                                                                 --------          --------
Net change in cash and cash equivalents                                             6,202             1,507

Cash and cash equivalents at beginning of period                                    1,510             1,297
                                                                                 --------          --------

Cash and cash equivalents at end of period                                       $  7,712          $  2,804
                                                                                 ========          ========

Supplemental disclosure of cash flow information:
   Cash and cash equivalents include cash
     on hand and temporary investments
     purchased with a maturity of three
     months or less

   Cash paid during the period:
      Interest (net of amount capitalized)                                       $ 20,696           $ 15,850
      Income taxes                                                                  1,076                145


                             UNION ELECTRIC COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1994 Annual Report on Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the registrant.

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

Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 1995 and 1994 are not necessarily indicative of trends for any twelve-month period.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS




        First quarter 1995 common stock earnings of $34.9 million or 34 cents per share were unchanged from 1994's first quarter.

        Common stock earnings for the twelve months ended March 31, 1995 were $307.5 million, a $30 million increase from the preceding twelve-month period. Earnings of $3.01 per share for the twelve months ended March 31, 1995 increased 29 cents per share from the twelve months ended March 31, 1994.

        The unchanged first quarter 1995 earnings primarily resulted from increased electric and gas revenues, offset by increased operating expenses.

        The increased earnings for the twelve months ended March 31, 1995 versus the prior twelve-month period reflects higher operating revenues and lower operating expenses, partially offset by higher interest charges. Operating expenses are down primarily due to lower fuel and purchased power costs and reduced gas purchased for resale. The twelve months ended March 31, 1994 reflect a full Callaway refueling outage, while the current twelve month period does not.

        The impact of significant items affecting revenues, costs and earnings during the three-month and twelve-month periods ended March 31, 1995 and 1994 is detailed below:


Electric Operating Revenues
(Millions of Dollars)

                                                                               Variations for periods ended March 31, 1995
                                                                                        from comparable prior periods
                                                                           ----------------------------------------------------
                                                                           Three Months                           Twelve Months
                                                                           ------------                           -------------
Effect of abnormal weather. . . . . . . . . . . . . . . . . . . . . .          $3.6                                  $(16.4)
Growth and other. . . . . . . . . . . . . . . . . . . . . . . . . . .           3.2                                    28.2
                                                                             ------                                  ------
                                                                               $6.8                                  $ 11.8
                                                                             ------                                  ------


        First quarter 1995 kilowatt-hour sales increased 1 percent from the same quarter of 1994. Growth in industrial and commercial sales which rose 4 percent and 1.5 percent, respectively, was partially offset by a 1 percent weather-related decline in residential sales.

        Kilowatt-hour sales during the twelve months ended March 31, 1995 increased 1 percent over the prior twelve-month period, reflecting growth in the regional economy partly offset by milder summer weather in 1994. Commercial and industrial sales were each up 3 percent, while sales to more weather sensitive residential customers decreased 2 percent.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE RESULTS OF OPERATIONS  (Continued)


Operating Expenses
(Millions of Dollars)


                                                                                 Variations for periods ended March 31, 1995
                                                                                        from comparable prior periods
                                                                           ----------------------------------------------------
                                                                           Three Months                           Twelve Months
                                                                           ------------                           -------------

Fuel:
  Variation in generation . . . . . . . . . . . . . . . . . . . . . .      $ (3.6)                                   $ 49.6
  Price . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4.9)                                    (66.4)
  Generation efficiencies . . . . . . . . . . . . . . . . . . . . . .         (.5)                                     (4.9)
  Department of Energy assessment . . . . . . . . . . . . . . . . . .          .3                                       1.6
Net Interchange sales and purchased power variation . . . . . . . . .        16.0                                     (41.8)
                                                                           ------                                    ------
                                                                           $  7.3                                    $(61.9)
                                                                           ------                                    ------


        The increase in fuel and purchased power costs during the three months ended March 31, 1995, versus the three months ended March 31, 1994, is primarily due to increased net purchased power costs, partially offset by reduced generation, lower fuel prices and greater generating efficiencies.

        The decreased fuel costs for the twelve months ended March 31, 1995, versus the prior comparable period, reflects lower fuel prices, increased generating efficiencies and reduced net purchased power costs. The 1993 flood-interrupted coal deliveries and the Callaway plant refueling outage adversely affected these items in the prior twelve-month period. These reductions were partially offset by increased generation in the current twelve-month period; generation in the prior comparable period was reduced due to coal conservation during the 1993 flood as well as the absence of a Callaway plant refueling outage.

        Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases. During the three months ended March 31, 1995, versus the comparable 1994 period, operations expenses other than fuel and purchased power declined $12 million primarily due to an $8 million decrease in purchased gas costs, reduced labor, employee benefits, and insurance costs, partially offset by increased consulting expenses. Maintenance expenses during the current three-month period were $8 million higher primarily due to increased power plant maintenance.

        For the twelve months ended March 31, 1995, versus the prior twelve-month period, operations expenses other than fuel and purchased power, dropped $23 million, primarily due to a $14 million reduction in purchased gas costs, and decreases of $5 million and $7 million in employee benefit expenses and labor costs, respectively, partially offset by higher consulting and communication expenses. Maintenance expenses for the current twelve-month period increased $11 million primarily due to increased maintenance expenses at our fossil-fueled power plants and greater tree trimming expense, partially offset by lower Callaway plant maintenance due to the absence of a refueling outage.

        Depreciation expense for the three-month and twelve-month periods ended March 31, 1995, versus the comparable 1994 periods increased $2 million and $8 million, respectively, primarily due to increases in depreciable property.

        Other taxes charged to operating expenses during the three and twelve months ended March 31, 1995, versus the comparable 1994 periods, increased $1 million and $3 million, respectively. Real estate, gross receipts, payroll and corporate franchise taxes all increased in both the three and twelve-month periods.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)


Operating Expenses (Continued)

        Income taxes charged to operating expenses during the twelve months ended March 31, 1995, versus the comparable 1994 period, increased $24 million, primarily due to higher pretax income and increased Missouri income tax rates.

Other Income and Deductions

        Miscellaneous other net income and deductions decreased $9 million for the twelve months ended March 31, 1995, versus the comparable 1994 period, primarily reflecting increased charitable contributions and lower miscellaneous income.

Interest

        During the three-month and twelve-month periods ended March 31, 1995 versus the comparable prior year periods, interest increased $1 million and $14 million, respectively, primarily due to higher interest rates on variable rate long-term debt.

Allowance for Funds Used During Construction (AFC)

        Variations in AFC track changes in construction work in progress and were not significant for the reporting periods. During the twelve-month periods ended March 31, 1995 and 1994, AFC rates averaged 9.3 percent and 8.1 percent, respectively.





                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION



Liquidity and Capital Resources

         In April 1995, the registrant redeemed $35,000,000 of 4-1/2% Series First Mortgage Bonds due April, 1995.

                          PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the annual meeting of stockholders of the registrant held on April 25, 1995, the following matters, which are more fully described in
Exhibit 23 hereto, were presented to the meeting for a vote and the results of such voting are as follows:


            Item (1)  Election of Directors.


                                                                                                 Non-Voted
                   Name                                           For(1)         Withheld(1)      Brokers(2)
                   ----                                           ----           ---------       ---------
            William E. Cornelius  . . . . . . . . . . .        85,089,445        1,344,534        8,020,368
            Thomas A. Hays  . . . . . . . . . . . . . .        85,127,443        1,313,086        8,020,368
            Thomas H. Jacobsen  . . . . . . . . . . . .        85,108,979        1,315,088        8,020,368
            Richard A. Liddy  . . . . . . . . . . . . .        85,049,110        1,360,590        8,020,368
            John Peters MacCarthy . . . . . . . . . . .        85,116,848        1,314,552        8,020,368
            Paul L. Miller, Jr. . . . . . . . . . . . .        84,955,305        1,446,742        8,020,368
            Charles W. Mueller  . . . . . . . . . . . .        85,100,979        1,336,396        8,020,368
            Robert H. Quenon  . . . . . . . . . . . . .        84,964,740        1,427,942        8,020,368
            Harvey Saligman . . . . . . . . . . . . . .        84,788,247        1,574,458        8,020,368
            Janet McAfee Weakley  . . . . . . . . . . .        84,993,164        1,424,153        8,020,368


            Item (2)  Board Proposal re Long-Term Incentive Plan

                                                                                         Non-Voted
                          For                  Against              Abstain              Brokers2
                          ---                  -------              -------             --------

                      73,056,166             10,799,044            2,465,612              8,020,788

            Item (3)  Stockholder Proposal re Report on Callaway Plant Emission

                                                                                         Non-Voted
                          For                  Against              Abstain              Brokers2
                          ---                  -------              -------             --------

                      10,163,929             60,269,700            5,670,065             18,237,915





               ________________________

               1 Reflects effect of cumulative voting.

               2 Ascertained by deduction.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits.

                 Exhibit 12(a)  -  Computation of Ratio of Earnings to Fixed
                                   Charges, 12 Months Ended March 31, 1995.

                 Exhibit 12(b)  -  Computation of Ratio of Earnings to Fixed
                                   Charges and Preferred Stock Dividend
                                   Requirements, 12 Months Ended March 31,
                                   1995.

                 Exhibit 23*    -  Proxy Statement dated March 16, 1995
                                   containing a description of the matters
                                   referred to under Item 4.

                 Exhibit 27     -  Financial Data Schedule

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


                                         UNION ELECTRIC COMPANY
                                             (Registrant)




May 12, 1995                             By /s/ Donald E. Brandt
                                            ---------------------
                                              Donald E. Brandt
                                            Senior Vice President
                                         Finance and Corporate Services