Form 10-Q
period 1995-06-30
UNION ELECTRIC CO
filed 1995-08-14
CIK 100826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTERLY PERIOD ENDED JUNE 30, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

                               Yes  X  . No    .
                                   ----    ----
Shares outstanding of each of registrant's classes of common stock as of July 31, 1995:
 Common Stock, $5 par value--102,123,834
  (excl. 42,990 treasury shares)

                             UNION ELECTRIC COMPANY

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
 Part I  Financial Information (Unaudited)
          Balance Sheet-- June 30, 1995 and December 31, 1994.......     2
          Statement of Income--Three Months, Six Months and Twelve
          Months Ended June 30, 1995 and 1994.......................     3
          Statement of Cash Flows--Six Months Ended June 30, 1995
          and 1994..................................................     4
          Notes to Financial Statements.............................     5
          Management's Discussion and Analysis......................  6 thru 8
 Part II  Other Information
          Item 5. Other Matters.....................................     9
          Item 6. Exhibits and Reports on Form 8-K..................     10

                             UNION ELECTRIC COMPANY

                                 BALANCE SHEET

                                   UNAUDITED
                             (THOUSANDS OF DOLLARS)

                                                        JUNE 30,   DECEMBER 31,
ASSETS                                                    1995         1994
------                                                 ----------  ------------
Property and plant, at original cost:
  Electric............................................ $8,399,003   $8,200,094
  Gas.................................................    165,955      160,729
  Other...............................................     35,011       35,033
                                                       ----------   ----------
                                                        8,599,969    8,395,856
  Less accumulated depreciation and amortization......  3,397,000    3,305,582
                                                       ----------   ----------
                                                        5,202,969    5,090,274
  Construction work in progress:
    Nuclear fuel in process...........................    102,757      134,815
    Other.............................................     88,393      119,473
                                                       ----------   ----------
      Total property and plant, net...................  5,394,119    5,344,562
Regulatory asset--deferred income taxes...............    720,995      732,478
Deferred charges:
  Unamortized debt expense............................     46,959       49,432
  Nuclear decommissioning trust fund..................     64,342       53,906
  Other...............................................     24,366       22,508
                                                       ----------   ----------
      Total deferred charges..........................    135,667      125,846
Current assets:
  Cash................................................        584        1,510
  Temporary cash investments..........................      2,256          --
  Accounts receivable--trade (less allowance for
   doubtful accounts of $6,239 and $6,277 at
   respective dates)..................................    171,969      164,803
  Unbilled revenue....................................    110,103       71,321
  Other accounts and notes receivable.................     17,098       17,691
  Materials and supplies, at average cost--
    Fossil fuel.......................................     51,104       61,533
    Construction and maintenance......................     94,073       89,683
  Other...............................................     16,723       15,274
                                                       ----------   ----------
      Total current assets............................    463,910      421,815
                                                       ----------   ----------
Total Assets.......................................... $6,714,691   $6,624,701
                                                       ==========   ==========
CAPITAL AND LIABILITIES
-----------------------
Capitalization:
  Common stock, $5 par value, authorized 150,000,000
   shares--outstanding 102,123,834 shares (excluding
   42,990 shares at par value in treasury)............ $  510,619   $  510,619
  Other paid-in capital...............................    717,669      717,669
  Retained earnings...................................  1,023,809    1,040,766
                                                       ----------   ----------
      Total common stockholders' equity...............  2,252,097    2,269,054
  Preferred stock not subject to mandatory redemption.    218,497      218,497
  Preferred stock subject to mandatory redemption.....        650          676
  Capital lease obligation............................     61,250       88,038
  Long-term debt......................................  1,800,585    1,745,585
  Unamortized discount and premium on debt............     (9,857)     (10,134)
                                                       ----------   ----------
    Long-term debt, net...............................  1,790,728    1,735,451
                                                       ----------   ----------
      Total capitalization............................  4,323,222    4,311,716
Accumulated deferred income taxes.....................  1,340,872    1,349,239
Accumulated deferred investment tax credits...........    169,612      172,705
Regulatory liability..................................    222,546      229,333
Accumulated provision for nuclear decommissioning.....     66,015       55,579
Other deferred credits and liabilities................    152,666      131,543
Current and accrued liabilities:
  Current maturity of capital lease obligation........     30,181       30,318
  Current maturity of long-term debt..................     35,000       38,000
  Accounts payable....................................     72,680       61,575
  Wages payable.......................................     33,357       35,045
  Bank loans..........................................     25,400          --
  Accumulated deferred income taxes...................     27,388       28,574
  Income taxes accrued................................     38,100       36,481
  Other taxes accrued.................................     63,499       16,954
  Interest accrued....................................     48,244       55,909
  Dividends accrued...................................      3,301        3,301
  Other...............................................     62,608       68,429
                                                       ----------   ----------
      Total current and accrued liabilities...........    439,758      374,586
                                                       ----------   ----------
Total Capital and Liabilities......................... $6,714,691   $6,624,701
                                                       ==========   ==========

                             UNION ELECTRIC COMPANY
                              STATEMENT OF INCOME

                                  (UNAUDITED)

           (THOUSANDS OF DOLLARS EXCEPT SHARES AND PER SHARE AMOUNTS)

                          THREE MONTHS ENDED    SIX MONTHS ENDED     TWELVE MONTHS ENDED
                               JUNE 30,             JUNE 30,              JUNE 30,
                          --------------------  ------------------  ----------------------
                            1995       1994       1995      1994       1995        1994
                          ---------  ---------  --------  --------  ----------  ----------
Operating revenues:
  Electric..............  $ 500,081  $ 516,847  $908,829  $918,814  $1,959,548  $1,992,970
  Gas...................     13,402     16,003    51,614    52,754      84,969      79,210
  Steam.................         92         94       247       276         445         494
                          ---------  ---------  --------  --------  ----------  ----------
    Total operating rev-
     enues..............    513,575    532,944   960,690   971,844   2,044,962   2,072,674
Operating expenses:
 Operations
  Fuel and purchased
   power................     81,180     79,284   170,079   160,879     338,762     387,405
  Other.................    102,771    104,653   212,156   225,872     421,950     446,029
                          ---------  ---------  --------  --------  ----------  ----------
                            183,951    183,937   382,235   386,751     760,712     833,434
  Maintenance...........     60,920     48,122   111,088    90,507     218,341     198,818
  Depreciation and
   decommissioning......     58,178     56,191   115,778   111,373     230,450     222,220
  Income taxes..........     50,210     63,372    74,070    87,998     192,493     193,162
  Other taxes...........     53,156     53,516   103,053   102,258     211,271     211,133
                          ---------  ---------  --------  --------  ----------  ----------
    Total operating ex-
     penses.............    406,415    405,138   786,224   778,887   1,613,267   1,658,767

Operating income........    107,160    127,806   174,466   192,957     431,695     413,907

Other income and deduc-
 tions:
 Allowance for equity
  funds used during con-
  struction.............      1,016      1,483     2,908     3,136       5,539       6,676
 Miscellaneous, net.....        887        462     1,533     3,099      (1,163)      5,278
                          ---------  ---------  --------  --------  ----------  ----------
  Total other
   income/deductions,
   net..................      1,903      1,945     4,441     6,235       4,376      11,954

Income before interest
 charges................    109,063    129,751   178,907   199,192     436,071     425,861

Interest charges:
  Interest..............     34,553     33,717    67,988    66,101     142,999     129,177
  Allowance for borrowed
   funds used during
   construction.........     (1,525)    (1,358)   (3,340)   (2,527)     (6,326)     (5,043)
                          ---------  ---------  --------  --------  ----------  ----------
    Net interest
     charges............     33,028     32,359    64,648    63,574     136,673     124,134

Net income..............     76,035     97,392   114,259   135,618     299,398     301,727

Preferred stock divi-
 dends..................      3,313      3,314     6,626     6,627      13,251      13,587
                          ---------  ---------  --------  --------  ----------  ----------

Earnings on common
 stock..................  $  72,722  $  94,078  $107,633  $128,991  $  286,147  $  288,140
                          =========  =========  ========  ========  ==========  ==========

Earnings per share of
 common stock (based on
 average shares
 outstanding)...........  $    0.71  $    0.92  $   1.05  $   1.26  $     2.80  $     2.82
                          =========  =========  ========  ========  ==========  ==========
Dividends per share of
 common stock...........  $    0.61  $   0.595  $   1.22  $   1.19  $    2.425  $    2.365
                          =========  =========  ========  ========  ==========  ==========
Average number of common
 shares outstanding (in
 thousands).............    102,124    102,124   102,124   102,124     102,124     102,124
                          =========  =========  ========  ========  ==========  ==========

                             UNION ELECTRIC COMPANY
                            STATEMENT OF CASH FLOWS

                                   UNAUDITED

                             (THOUSANDS OF DOLLARS)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
Cash Flows From Operating
  Net income............................................. $ 114,259  $ 135,618
  Adjustments to reconcile net income to net cash pro-
   vided by operating activities:
    Depreciation and amortization........................   111,066    106,716
    Amortization of nuclear fuel.........................    14,963     21,873
    Allowance for funds used during construction.........    (6,248)    (5,663)
    Postretirement benefit accrual.......................    15,647     14,005
    Deferred income taxes, net...........................    (4,857)    (5,417)
    Deferred investment tax credits, net.................    (3,093)    (3,093)
    Changes in assets and liabilities:
      Receivables, net...................................   (45,355)   (48,439)
      Materials and supplies.............................     6,039    (25,653)
      Accounts and wages payable.........................     9,417    (68,668)
      Taxes accrued......................................    48,164     87,382
      Interest and dividends accrued or declared.........    (7,665)     6,080
      Other, net.........................................    (2,350)    10,000
                                                          ---------  ---------
Net cash provided by operating activities................   249,987    224,741
Cash Flows From Investing:
  Construction expenditures..............................  (154,041)  (163,763)
  Allowance for funds used during construction...........     6,248      5,663
  Nuclear fuel expenditures..............................   (23,893)    (7,782)
                                                          ---------  ---------
Net cash used in investing activities....................  (171,686)  (165,882)
Cash Flow From Financing:
  Dividends on preferred stock...........................    (6,626)    (6,627)
  Dividends on common stock..............................  (124,591)  (121,527)
  Environmental bond funds...............................     3,796      6,562
  Redemptions--
    Nuclear fuel lease...................................   (56,891)   (13,324)
    Short-term debt......................................       --     (33,100)
    Long-term debt.......................................   (38,000)   (25,000)
    Preferred stock......................................       (26)       (26)
  Issuances--
    Nuclear fuel lease...................................    29,967     33,061
    Short-term debt......................................    25,400        --
    Long-term debt.......................................    90,000    100,000
                                                          ---------  ---------
Net cash used in financing activities....................   (76,971)   (59,981)
                                                          ---------  ---------
Net change in cash and cash equivalents..................     1,330     (1,122)
Cash and cash equivalents at beginning of period.........     1,510      1,297
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $   2,840  $     175
                                                          =========  =========
Supplemental disclosure of cash flow information:
  Cash and cash equivalents include cash on hand and
   temporary
  investments purchased with a maturity of three months
   or less
  Cash paid during the period:
    Interest (net of amount capitalized)................. $  69,005  $  52,047
    Income taxes.........................................    80,570     56,345

                             UNION ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1994 Annual Report on Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the registrant.

NOTE 2--In the opinion of the registrant the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the periods presented. Registrant's financial statements were prepared to permit the information required in the Financial Data Schedule (FDS), Exhibit 27, to be directly extracted from the filed statements. The FDS amounts correspond to or are calculable from the amounts reported in the financial statements or notes thereto.

NOTE 3--Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 1995 and 1994 are not necessarily indicative of trends for any twelve-month period.

NOTE 4--On July 21, 1995, the Missouri Public Service Commission approved an agreement involving the registrant's Missouri electric rates. The agreement provides for a rate decrease for all classes of Missouri retail electric customers, effective August 1, 1995, reducing annual revenues by $30 million. In addition, a one-time $30 million credit to current Missouri electric customers will reduce third quarter 1995 earnings approximately 18 cents per share. Also included is a three-year plan which provides that earnings in excess of a 12.61 percent return on equity will be shared equally between customers and stockholders and earnings above a 14 percent return on equity will be credited to customers. Also, the agreement provides that no party shall file for a general increase or decrease in registrant's Missouri retail electric rates prior to July 1, 1998, except that the registrant may file for an increase if certain adverse events occur.

NOTE 5--On August 11, 1995, the registrant entered into an Agreement and Plan of Merger with CIPSCO Incorporated, an Illinois corporation, Arch Holding Corp., a Missouri corporation, and Arch Merger Inc., a Missouri corporation. Information regarding this event is provided under "Item
        5. Other Events" of this Quarterly Report on Form 10-Q.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS

  Second quarter 1995 common stock earnings were $72.7 million or 71 cents per share, a decrease of $21.4 million from 1994's second quarter. Earnings per share in the second quarter of 1995 were 21 cents lower than in the comparable 1994 period.

  Common stock earnings for the six months ended June 30, 1995 were $107.6 million, a decrease of $21.4 million from the same period in 1994. Earnings of $1.05 per share during the six months ended June 30, 1995 were 21 cents lower than in the comparable 1994 period.

  Common stock earnings for the twelve months ended June 30, 1995 were $286.2 million, a $2 million decrease from the preceding twelve-month period. Earnings of $2.80 per share for the twelve months ended June 30, 1995 decreased 2 cents per share from the twelve months ended June 30, 1994.

  The decreased earnings for the three months and six months ended June 30, 1995 versus the comparable 1994 periods resulted from decreased operating revenues, greater operating expenses and increased interest charges. The lower revenues were primarily from lower electricity sales this year due to mild weather and the increased expenses related to the 1995 Callaway nuclear plant refueling.

  The decreased earnings for the twelve months ended June 30, 1995 versus the prior twelve-month period also reflects lower electric operating revenues and higher interest charges offset almost entirely by reduced operating expenses. Operating expenses were down primarily due to lower fuel and purchased power costs and reduced purchased gas costs.

  The impact of significant items affecting revenues, costs and earnings during the three-month, six-month and twelve-month periods ended June 30, 1995 and 1994 is detailed below:

ELECTRIC OPERATING REVENUES
(Millions of Dollars)

                            VARIATIONS FOR PERIODS ENDED JUNE 30, 1995
                                   FROM COMPARABLE PRIOR PERIODS
                            ----------------------------------------------------
                             THREE MONTHS       SIX MONTHS        TWELVE MONTHS
                            --------------     --------------    ---------------
     Effect of abnormal
      weather..............            $(23.9)           $(20.3)            $(62.3)
     Growth and other......               7.1              10.3               28.9
                               --------------    --------------     --------------
                                       $(16.8)           $(10.0)            $(33.4)
                               ==============    ==============     ==============

  Second quarter 1995 kilowatt-hour sales declined 1 percent from the same quarter of 1994, primarily due to mild spring weather. Commercial sales were unchanged from the year-ago quarter and industrial sales gained 3 percent while weather-sensitive residential sales declined 8 percent.

  Kilowatt-hour sales for the six months ended June 30, 1995 were unchanged from the comparable 1994 period. Residential sales decreased 4 percent, commercial sales increased 1 percent and industrial sales grew 4 percent.

  Kilowatt-hour sales for the twelve months ended June 30, 1995 were even with the prior twelve-month period. Commercial and industrial sales were up 1 percent and 4 percent, respectively, while sales to more weather-sensitive residential customers decreased 5 percent.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (CONTINUED)


OPERATING EXPENSES
(Millions of Dollars)

                               VARIATIONS FOR PERIODS ENDED JUNE 30, 1995
                                      FROM COMPARABLE PRIOR PERIODS
                           ----------------------------------------------------
                            THREE MONTHS       SIX MONTHS        TWELVE MONTHS
                           --------------     -------------     ---------------
Fuel:
  Variation in
   generation............      $ 2.7             $(0.9)            $  53.3
  Price..................        6.2               1.3               (44.5)
  Generation
   efficiencies..........        0.3              (0.2)               (0.9)
  Department of Energy
   assessment............        0.1               0.4                 1.2
Net Interchange sales and
 purchased power
 variation...............       (7.4)              8.6               (57.8)
                              ------             -----              ------
                               $ 1.9             $ 9.2              $(48.7)
                              ======             =====              ======

  The increase in fuel and purchased power costs during the three months ended June 30, 1995, versus the three months ended June 30, 1994, is primarily due to higher fuel prices and increased generation, partially offset by lower net purchased power costs. The higher fuel prices are due to the absence of nuclear generation during the Callaway plant's 48 day refueling outage.

  The increase in fuel and purchased power costs during the six months ended June 30, 1995, versus the six months ended June 30, 1994, is primarily due to increased net purchased power costs and higher fuel prices, resulting from the Callaway plant refueling outage, partially offset by reduced generation.

  The decreased fuel costs for the twelve months ended June 30, 1995, versus the twelve months ended June 30, 1994, reflects reduced net purchased power costs and lower fuel prices, partially offset by increased generation. The 1993 flood-interrupted coal deliveries reduced generation and increased net purchased power costs in the prior twelve-month period.

  Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases. During the three months ended June 30, 1995, versus the comparable 1994 period, operations expenses other than fuel and purchased power declined $2 million primarily due to a $3 million decrease in purchased gas costs and other expenses offset by a $1 million increase in labor expenses. Maintenance expenses during the current three-month period were $13 million higher primarily due to Callaway plant maintenance during the 1995 refueling outage.

  During the six months ended June 30, 1995, versus the comparable 1994 period, operations expenses other than fuel and purchased power, were $14 million lower, primarily due to an $11 million decrease in purchased gas costs, and lower employee welfare expenses, injuries and damages, insurance premiums, regulatory fees, and research and development costs. Maintenance expenses for the current six-month period were $21 million higher primarily due to increases of $19 million for power plant maintenance and $2 million for transmission/distribution system maintenance. The Callaway refueling outage accounted for $14 million of the power plant expense increase, with $5 million attributable to fossil-fueled plant maintenance.

  For the twelve months ended June 30, 1995, versus the prior twelve-month period, operations expenses other than fuel and purchased power, were $24 million lower, primarily due to a $16 million reduction in purchased gas costs, a $6 million decrease in labor costs and a $2 million drop in other expenses. Maintenance expenses for the current twelve-month period increased $19 million primarily due to increases of $16 million for maintenance expenses at our fossil-fueled power plants and $3 million for transmission/distribution system maintenance.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (CONTINUED)

  Depreciation expense for the three-month, six-month and twelve-month periods ended June 30, 1995, versus the comparable 1994 periods, increased $2 million, $4 million and $8 million, respectively, primarily due to increases in depreciable property.

  Other taxes charged to operating expenses increased $1 million during the six months ended June 30, 1995, versus the comparable 1994 period resulting from real estate tax increases, partially offset by reduced gross receipts taxes.

  Income taxes charged to operating expenses decreased $13 million and $14 million, respectively, during the three and six months ended June 30, 1995, versus the comparable 1994 periods, primarily due to lower pretax income.

OTHER INCOME AND DEDUCTIONS

  Miscellaneous other net income and deductions decreased $6 million for the twelve months ended June 30, 1995, versus the comparable 1994 period, primarily reflecting increased charitable contributions.

INTEREST

  During the three, six and twelve months ended June 30, 1995 versus the comparable prior year periods, interest increased $1 million, $2 million and $14 million, respectively, primarily due to higher interest rates on variable rate long-term debt and increased total debt outstanding.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFC)

  Variations in AFC track construction work in progress and changes were not significant for the reporting periods. During the twelve-month periods ended June 30, 1995 and 1994, AFC rates averaged 9.2 percent and 8.5 percent, respectively.

RATE MATTERS

  See Note 4 under Notes to Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

  In June 1995, the registrant redeemed $3,000,000 of matured 4-3/4% Series First Mortgage Bonds.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER MATTERS

  On July 21, 1995, the Missouri Public Service Commission approved a settlement agreement among all parties involving the registrant's Missouri retail electric rates. The agreement provides for a rate decrease for all classes of Missouri retail electric customers, effective August 1, 1995, reducing annual revenues by $30 million. In addition, a one-time credit of $30 million will be granted. Also included is a three-year plan which provides that earnings in excess of 12.61% return on equity will be shared equally by the registrant's customers and shareholders. Earnings in excess of a 14.00% return on equity will be credited entirely to customers. The agreement also provides that no party shall file for a general increase or decrease in registrant's Missouri retail electric rates for a period of three years, except that the registrant may file for an increase if certain adverse events occur.

  On August 11, 1995, the registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") with CIPSCO Incorporated, an Illinois corporation ("CIPSCO"), Arch Holding Corp., a newly formed Missouri corporation 50% owned by the registrant and 50% owned by CIPSCO ("Arch Holding"), and Arch Merger Inc., a newly formed Missouri corporation and wholly owned subsidiary of Arch Holding ("Merger Sub"), pursuant to which, among other things, Merger Sub will be merged with and into the registrant and CIPSCO will be merged with and into Arch Holding (the "Mergers"), with the result that the registrant and Central Illinois Public Service Company, an Illinois corporation and the wholly owned operating subsidiary of CIPSCO, as well as other direct subsidiaries of CIPSCO, will continue as wholly owned operating subsidiaries of Arch Holding. As a result of the Mergers, each outstanding share of the registrant's common stock, par value $5.00 per share ("Common Stock"), (other than shares with respect to which dissenters' rights are perfected under applicable state laws) will be converted into the right to receive one share of common stock of Arch Holding, par value $0.01 per share ("Arch Holding Common Stock"), each outstanding share of the registrant's preferred stock, without par value, (other than shares with respect to which dissenters' rights are perfected under applicable state laws), will remain outstanding and unchanged and each outstanding share of CIPSCO's common stock, without par value ("CIPSCO Common Stock") (including shares with respect to which dissenters' rights are perfected under applicable state laws) will be converted into the right to receive 1.03 shares of Arch Holding Common Stock (or cash in lieu of fractional shares otherwise deliverable in respect thereof).

  After the Mergers, Arch Holding will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended. The Mergers are conditioned upon, among other things, approval by holders of two-thirds of the Common Stock and of the preferred stock, without par value, of the registrant voting together as a single class, by holders of two-thirds of the CIPSCO Common Stock, and upon receipt of certain regulatory and governmental approvals. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2(a) hereto and incorporated herein by reference in its entirety.

  Simultaneous with their execution and delivery of the Merger Agreement, the registrant and CIPSCO entered into stock option agreements (the "Stock Option Agreements"), pursuant to one of which the registrant granted CIPSCO the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,983,233 shares of Common Stock at a price of $35.94 per share, and pursuant to the other of which CIPSCO granted the registrant the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,779,838 shares of CIPSCO Common Stock of a price of $37.02 per share. The foregoing description of the Stock Option Agreements is qualified in its entirety by reference to the Stock Option Agreements, which are attached as Exhibits 10(a) and 10(b) hereto, respectively, and incorporated herein by reference in their entirety.

  A copy of the Press Release, dated August 14, 1995, issued by the registrant and CIPSCO relating to the Mergers is attached as Exhibit 99(a) hereto and is incorporated herein by reference in its entirety.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)Exhibits.

     Exhibit 2(a) --  Agreement and Plan of Merger, dated as of August 11,
                      1995, by and among CIPSCO Incorporated, Union Electric
                      Company, Arch Holding Corp., and Arch Merger Inc.
     Exhibit 10(a) -- Stock Option Agreement dated, as of August 11, 1995, by and between CIPSCO Incorporated and Union Electric
                      Company.
     Exhibit 10(b) -- Stock Option Agreement dated, as of August 11, 1995, by and between Union Electric Company and CIPSCO
                      Incorporated.
     Exhibit 12(a) -- Computation of Ratio of Earnings to Fixed Charges, 12
                      Months Ended June 30, 1995.
     Exhibit 12(b) -- Computation of Ratio of Earnings to Fixed Charges and
                      Preferred Stock Dividend Requirements, 12 Months Ended
                      June 30, 1995.
     Exhibit 27 --    Financial Data Schedule.
     Exhibit 99(a) -- Press Release, dated August 14, 1995, relating to transactions between Union Electric Company and CIPSCO
                      Incorporated.

  (b) Reports on Form 8-K. During the quarter, registrant filed a Form 8-K dated June 12, 1995, reporting on a stipulation and agreement relative to Missouri retail electric rates.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNION ELECTRIC COMPANY
                                                      (Registrant)

August 14, 1995                           By      /s/ Donald E. Brandt
                                            -----------------------------------
                                                    Donald E. Brandt
                                                  Senior Vice President
                                             Finance and Corporate Services

                               INDEX OF EXHIBITS

 EXHIBIT                                                               PAGE NO.
 -------                                                               --------
 Exhibit 2(a) --  Agreement and Plan of Merger, dated as of August
                  11, 1995, by and among CIPSCO Incorporated, Union
                  Electric Company, Arch Holding Corp., and Arch
                  Merger Inc.........................................
 Exhibit 10(a) -- Stock Option Agreement dated, as of August 11,
                  1995, by and between CIPSCO Incorporated and Union
                  Electric Company...................................
 Exhibit 10(b) -- Stock Option Agreement dated, as of August 11,
                  1995, by and between Union Electric Company and
                  CIPSCO Incorporated................................
 Exhibit 12(a) -- Computation of Ratio of Earnings to Fixed Charges,
                  12 Months Ended June 30, 1995......................
 Exhibit 12(b) -- Computation of Ratio of Earnings to Fixed Charges
                  and Preferred Stock Dividend Requirements, 12
                  Months Ended June 30, 1995.........................
 Exhibit 99(a) -- Press Release, dated August 14, 1995, relating to transactions between Union Electric Company and
                  CIPSCO Incorporated................................