Form 10-Q/A
period 1995-06-30
UNION ELECTRIC CO
filed 1995-08-15
CIK 100826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A

                             (AMENDMENT NO. 1)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
  OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR QUARTERLY PERIOD ENDED JUNE 30, 1995

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
  OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             UNION ELECTRIC COMPANY

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
      Item 5. Other Matters...........................................     1
      Item 6. Exhibits and Reports on Form 8-K........................     1

                        PART II. OTHER INFORMATION

ITEM 5. OTHER MATTERS

  Reference is hereby made to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, as filed by the registrant with the Securities and Exchange Commission on August 14, 1995 (the "August 14 10-Q"). The version of the Agreement and Plan of Merger, dated as of August 11, 1995, by and among the registrant, CIPSCO Incorporated, Arch Holding Corp. and Arch Merger Inc. (the "Merger Agreement") which was filed as Exhibit 2(a) to the August 14 10-Q (the "August 14 Exhibit 2(a)") and incorporated by reference into Item 5 of the August 14 10-Q inadvertently contained a proviso in Section
9.3 thereof which was not a part of the Merger Agreement and was not agreed to by the parties thereto. The full text of the correct version of the Merger Agreement is attached hereto as Exhibit 2(a), and incorporated herein by reference. All references to the Merger Agreement in Item 5 of the August 14 10-Q, including the incorporation by reference into such Item of the Merger Agreement, are hereby deemed to refer to the version of the Merger Agreement filed herewith.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Reference is hereby made to the Merger Agreement which was filed as the August 14 Exhibit 2(a) to the August 14 10-Q. The last three lines of Section 9.3(a) of the August 14 Exhibit 2(a) inadvertently contained a proviso which is not a part of the Merger Agreement executed and agreed to by the parties thereto. The full text of the correct Merger Agreement is attached as Exhibit 2(a) hereto and supercedes the August 14 Exhibit 2(a) in its entirety.

  (a)Exhibits.

    Exhibit 2(a) -- Agreement and Plan of Merger, dated as of August 11,
               1995, by and among Union Electric Company, CIPSCO
               Incorporated, Arch Holding Corp. and Arch Merger Inc.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNION ELECTRIC COMPANY
                                                      (Registrant)

                                          By
August 15, 1995                                /s/ William E. Jaudes
                                            -----------------------------------
                                                 William E. Jaudes
                                                     Vice President
                                                and General Counsel

                               INDEX OF EXHIBITS

 EXHIBIT                                                                PAGE NO.
 -------                                                                --------
 Exhibit 2(a) -- Agreement and Plan of Merger, dated as of August 11,
                 1995, by and among Union Electric Company, CIPSCO
                 Incorporated, Arch Holding Corp. and Arch Merger
                 Inc.................................................