Form 10-Q/A
period 1995-06-30
UNION ELECTRIC CO
filed 1995-09-07
CIK 100826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 2)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTERLY PERIOD ENDED JUNE 30, 1995

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM            TO
                                 ------------  -------------

                         COMMISSION FILE NUMBER 1-2967.

                             UNION ELECTRIC COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MISSOURI                               43-0559760
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

                               Yes  X  . No    .
                                  -----    ----
Shares outstanding of each of registrant's classes of common stock as of August 31, 1995:
 Common Stock, $5 par value--102,123,834
  (excl. 42,990 treasury shares)

                             UNION ELECTRIC COMPANY

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
      Item 5. Other Matters...........................................     1
      Item 6. Exhibits and Reports on Form 8-K........................     2

                           PART II. OTHER INFORMATION

ITEM 5. OTHER MATTERS

  On August 11, 1995, the Board of Directors of the registrant (the "Board of Directors") approved and adopted certain amendments to the registrant's bylaws (the "Bylaws"). These amendments: (i) amend Article I, Section 2 of the Bylaws to provide that special meetings of the registrant's shareholders may be called only by the chief executive officer of the registrant or by resolution of a majority of the whole Board of Directors; (ii) amend Article I, Section 4 of the Bylaws to provide that meetings of the registrant's shareholders may be adjourned by the chairman of the Board of Directors or by a majority of the shares represented at such meeting; and (iii) add a Section 8 to Article I, providing orderly procedures for the making of and receiving of stockholder nominations and other proposals. Amendment (iii) referred to in the foregoing sentence provides generally:

  (a) that nominations of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (i) pursuant to the registrant's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) by any stockholder who was a stockholder of record at the time of giving of notice provided for Article I, Section 8, who is entitled to vote at the meeting and who complies with the notice procedures set forth below;

  (b) that stockholders must give notice of nominations of persons for election to the Board of Directors and the proposal of business to be considered by stockholders at the annual meeting not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting (unless the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, in which case notice may be given not earlier than the 90th day prior to such meeting and not later than the 60th day prior to such meeting or the 10th day following the day on which public announcement of the date of such meeting is first made);

  (c) that stockholders are required to provide (i) with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of director or is otherwise required pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended and Rule 14a-11 thereunder, (ii) with respect to business that a stockholder proposes, a brief description of such business, the reasons for conducting such business and any material interest that such stockholder has in proposing such business, and (iii) certain additional information with respect to the stockholder making the proposal and the beneficial owner on whose behalf such proposal is being made;

  (d) that in the event that the number of directors to be elected to the Board of Directors is increased and there is no public announcement by the registrant naming all of the nominees or specifying the size of the increased Board of Directors at least 70 days prior to the first anniversary of the preceding year's annual meeting, the required stockholder's notice will also be considered timely, but only with respect to nominees for any new positions created by such increase, if it is delivered not later than the close of business on the 10th day following the day on which such public announcement is first made by the registrant;

  (e) that only such business as is properly brought before a special meeting of shareholders pursuant to the registrant's notice of meeting may be conducted at a special meeting of shareholders;

  (f) that nominations of persons for the election to the Board of Directors may be made at a special meeting at which directors are to be elected pursuant to the registrant's notice of meeting by or at the direction of the Board of Directors or, provided that the Board of Directors has determined that directors will be elected at such meeting, by any stockholder of the registrant who is a stockholder of record at the time of giving of notice, who will be entitled to vote at the meeting and who complies with the notice procedures; and

  (g) that only such persons who are nominated in accordance with the procedures set forth in Section 8 of Article I, as amended, will be eligible to serve as directors, and only such business may be conducted at a special meeting of stockholders as is brought before the meeting pursuant to the Company's notice of meeting.

  The foregoing summary of the amendments to the registrant's Bylaws is qualified by reference to the full text of the Bylaws, as amended, which is attached as Exhibit 3(ii) hereto and incorporated herein by reference in its entirety.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)Exhibits.

    Exhibit 3(ii) -- Bylaws of Union Electric Company, as amended as of August
                     11, 1995.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNION ELECTRIC COMPANY
                                                      (Registrant)

September 7, 1995                         By      /s/ Donald E. Brandt
                                            -----------------------------------
                                                    Donald E. Brandt
                                             Senior Vice President, Finance
                                                 and Corporate Services

                               INDEX OF EXHIBITS

 EXHIBIT                                                               PAGE NO.
 -------                                                               --------
 Exhibit 3(ii) -- Bylaws of Union Electric Company, as amended as of
                  August 11, 1995....................................