Form 10-Q
period 1995-09-30
UNION ELECTRIC CO
filed 1995-11-13
CIK 100826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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


                           Yes    X   .    No_______.


Shares outstanding of each of registrant's classes of common stock as of October 31, 1995:
    Common Stock, $5 par value - 102,123,834
            (excl. 42,990 treasury shares)

                             UNION ELECTRIC COMPANY

                                     INDEX





                                                                                            Page No.
Part I    Financial Information (Unaudited)

          Balance Sheet --
            September 30, 1995 and December 31, 1994                                           2

          Statement of Income --
            Three Months, Nine Months and Twelve Months
            Ended September 30, 1995 and 1994                                                  3

          Statement of Cash Flows --
            Nine Months Ended September 30, 1995 and 1994                                      4

          Notes to Financial Statements                                                     5 thru 7

          Management's Discussion and Analysis                                              8 thru 12



Part II   Other Information                                                                   13


                            UNION ELECTRIC COMPANY                        Page 2
                                 BALANCE SHEET
                                   UNAUDITED

ASSETS                            (Thousands of Dollars)                   September 30,         December 31,
------                                                                         1995                  1994
                                                                           ------------          ------------
Property and plant, at original cost
    Electric                                                                $8,441,276            $8,200,094
    Gas                                                                        169,820               160,729
    Other                                                                       35,007                35,033
                                                                            ----------            ----------
                                                                             8,646,103             8,395,856
    Less accumulated depreciation and amortization                           3,454,662             3,305,582
                                                                            ----------            ----------
                                                                             5,191,441             5,090,274
    Construction work in progress:
         Nuclear fuel in process                                               109,353               134,815
         Other                                                                 100,187               119,473
                                                                            ----------            ----------
             Total property and plant, net                                   5,400,981             5,344,562
Regulatory asset - deferred income taxes                                       726,788               732,478
Deferred charges:
    Unamortized debt expense                                                    45,733                49,432
    Nuclear decommissioning trust fund                                          69,124                53,906
    Other                                                                       22,635                22,508
                                                                            ----------            ----------
             Total deferred charges                                            137,492               125,846
Current assets:
    Cash                                                                         2,190                 1,510
    Temporary cash investments                                                  72,835                     -
    Accounts receivable - trade (less allowance for doubtful
         accounts of $7,182 and $6,277 at respective dates)                    270,534               164,803
    Unbilled revenue                                                            58,983                71,321
    Other accounts and notes receivable                                         19,816                17,691
    Materials and supplies, at average cost -
         Fossil fuel                                                            55,434                61,533
         Construction and maintenance                                           95,038                89,683
    Other                                                                       14,215                15,274
                                                                            ----------            ----------
             Total current assets                                              589,045               421,815
                                                                            ----------            ----------

Total Assets                                                                $6,854,306            $6,624,701
                                                                            ==========            ==========

CAPITAL AND LIABILITIES:
------------------------
Capitalization:
    Common stock, $5 par value, authorized 150,000,000 shares-
         outstanding 102,123,834 shares (excluding 42,990 shares at
         par value in treasury)                                             $  510,619            $  510,619
    Other paid-in capital                                                      717,669               717,669
    Retained earnings                                                        1,130,808             1,040,766
                                                                            ----------            ----------
             Total common stockholders' equity                               2,359,096             2,269,054
    Preferred stock not subject to mandatory redemption                        218,497               218,497
    Preferred stock subject to mandatory redemption                                650                   676
    Capital lease obligation                                                    63,476                88,038
    Long-term debt                                                           1,710,585             1,745,585
    Unamortized discount and premium on debt                                    (9,718)              (10,134)
                                                                            ----------            ----------
                                                                             1,700,867             1,735,451
         Long-term debt, net                                                ----------            ----------
                                                                             4,342,586             4,311,716
             Total capitalization                                            1,348,881             1,349,239
Accumulated deferred income taxes                                              168,068               172,705
Accumulated deferred investment tax credits                                    219,525               229,333
Regulatory liability                                                            70,797                55,579
Accumulated provision for nuclear decommissioning                              160,417               131,543
Other deferred credits and liabilities
Current and accrued liabilities:                                                34,295                30,318
    Current maturity of capital lease obligation                                35,000                38,000
    Current maturity of long-term debt                                         107,436                61,575
    Accounts payable                                                            33,982                35,045
    Wages payable                                                               27,409                28,574
    Accumulated deferred income taxes                                           95,291                36,481
    Income taxes accrued                                                        86,432                16,954
    Other taxes accrued                                                         57,372                55,909
    Interest accrued                                                             3,301                 3,301
    Dividends accrued                                                           63,514                68,429
    Other                                                                   ----------            ----------
                                                                               544,032               374,586
             Total current and accrued liabilities                          ----------            ----------
                                                                            $6,854,306            $6,624,701
Total Capital and Liabilities                                               ==========            ==========


                             UNION ELECTRIC COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
           (Thousands of Dollars Except Shares and Per Share Amounts)

                                              Three Months Ended      Nine Months Ended        Twelve Months Ended
                                               September 30,            September 30,             September 30,
                                            ---------------------     -----------------       ---------------------
                                                1995       1994        1995         1994         1995          1994
                                                ----       ----        ----         ----         ----          ----
Operating revenues:
  Electric                                     $704,741  $667,274    $1,613,570  $1,586,088   $1,997,016   $1,971,594
  Gas                                             8,866     9,899        60,480      62,653       83,936       88,498
  Steam                                              71        67           318         343          448          491
                                               --------  --------    ----------  ----------    ---------    ---------
      Total operating revenues                  713,678   677,240     1,674,368   1,649,084    2,081,400    2,060,583
Operating expenses:
  Operations
    Fuel and purchased power                    110,611    96,027       280,690     256,906      353,345      352,847
    Other                                       100,386   100,272       312,542     326,144      422,064      443,193
                                               --------  --------    ----------  ----------    ---------    ---------
                                                210,997   196,299       593,232     583,050      775,409      796,040
    Maintenance                                  52,254    49,598       163,342     140,105      220,997      202,275
    Depreciation and decommissioning             58,591    56,762       174,369     168,135      232,279      223,938
    Income taxes                                114,422   106,067       188,492     194,065      200,848      197,094
    Other taxes                                  63,891    63,041       166,944     165,299      212,122      210,369
                                               --------  --------    ----------  ----------    ---------    ---------
      Total operating expenses                  500,155   471,767     1,286,379   1,250,654    1,641,655    1,629,716

Operating income                                213,523   205,473       387,989     398,430      439,745      430,867

Other income and deductions:
  Allowance for equity funds used
    during construction                           1,850     1,204         4,758       4,340        6,186        5,968
  Miscellaneous, net                            (10,304)      160        (8,772)      3,259      (11,629)       4,573
                                               --------  ---------   -----------  ---------    ----------   ----------
    Total other income/deductions, net           (8,454)    1,364        (4,014)      7,599       (5,443)      10,541

Income before interest charges                  205,069   206,837       383,975     406,029      434,302      441,408

Interest charges:
  Interest                                       33,783    41,673       101,770     107,774      135,108      139,360
  Allowance for borrowed funds
    used during construction                     (1,321)   (1,311)       (4,661)     (3,838)      (6,336)      (4,867)
                                               --------  --------      --------   ---------    ---------    ---------
      Net interest charges                       32,462    40,362        97,109     103,936      128,772      134,493

Net income                                      172,607   166,475       286,866     302,093      305,530      306,915

Preferred stock dividends                         3,312     3,312         9,938       9,939       13,250       13,252
                                               --------  --------      --------    --------     --------    ---------

Earnings on common stock                       $169,295  $163,163      $276,928    $292,154     $292,280     $293,663
                                               ========  ========      ========    ========     ========     ========

Earnings per share of common stock
(based on average shares outstanding)             $1.66     $1.60         $2.71       $2.86        $2.86        $2.88
                                                  =====     =====         =====       =====        =====        =====

Dividends per share of common stock               $0.61    $0.595         $1.83      $1.785        $2.44        $2.38
                                                  =====    ======         =====      ======        =====        =====

Average number of common shares
  outstanding (in thousands)                    102,124   102,124       102,124     102,124      102,124      102,124
                                                =======   =======       =======     =======      =======      =======

                            UNION ELECTRIC COMPANY                        Page 4
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED
                             (Thousands of Dollars)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                     ---------------------
                                                                                      1995            1994
                                                                                      ----            ----
Cash Flows From Operating:
  Net income                                                                         $286,866       $302,093
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                   167,247        161,149
      Amortization of nuclear fuel                                                     25,597         32,932
      Allowance for funds used during construction                                     (9,419)        (8,178)
      Postretirement benefit accrual                                                   19,569         19,633
      Deferred income taxes, net                                                       (5,641)        (9,038)
      Deferred investment tax credits, net                                             (4,637)        (4,640)
      Changes in assets and liabilities:
          Receivables, net                                                            (95,518)       (35,285)
          Materials and supplies                                                          744        (15,158)
          Accounts and wages payable                                                   44,798        (86,593)
          Taxes accrued                                                               128,288        133,275
          Interest and dividends accrued or declared                                    1,463         22,658
          Other, net                                                                   10,388         15,969
                                                                                     --------       --------
Net cash provided by operating activities                                             569,745        528,817

Cash Flows From Investing:
  Construction expenditures                                                          (224,252)      (232,095)
  Allowance for funds used during construction                                          9,419          8,178
  Nuclear fuel expenditures                                                           (30,405)       (12,525)
                                                                                     --------       --------
Net cash used in investing activities                                                (245,238)      (236,442)

Cash Flow From Financing:
  Dividends on preferred stock                                                         (9,938)        (9,939)
  Dividends on common stock                                                          (186,886)      (182,291)
  Environmental bond funds                                                              4,443         11,129
  Redemptions -
    Nuclear fuel lease                                                                (61,552)       (22,728)
    Short-term debt                                                                         -        (59,600)
    Long-term debt                                                                    (38,000)       (25,000)
    Preferred stock                                                                       (26)           (26)
  Issuances -
    Nuclear fuel lease                                                                 40,967         37,943
    Long-term debt                                                                          -        100,000
                                                                                     --------       --------
Net cash used in financing activities                                                (250,992)      (150,512)
                                                                                     --------       --------
Net change in cash and cash equivalents                                                73,515        141,863

Cash and cash equivalents at beginning of period                                        1,510          1,297
                                                                                     --------       --------

Cash and cash equivalents at end of period                                           $ 75,025       $143,160
                                                                                     ========       ========

Supplemental disclosure of cash flow information:
  Cash and cash equivalents include cash on hand and temporary investments purchased with a maturity of three months or less

  Cash paid during the period:
    Interest (net of amount capitalized)                                             $ 90,684       $ 71,646
    Income taxes                                                                      138,515        141,390


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

Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 1995 and 1994 are not necessarily indicative of trends for any twelve-month period.

Note 4 - On July 21, 1995, the Missouri Public Service Commission approved an agreement involving the registrant's Missouri electric rates. The agreement provided for a rate decrease for all classes of Missouri retail electric customers, effective August 1, 1995, reducing annual revenues by $30 million. In addition, a one-time $30 million credit to current Missouri electric customers reduced third quarter 1995 earnings approximately 18 cents per share. Also included is a three-year plan which provides that earnings in excess of a 12.61 percent return on equity will be shared equally between customers and stockholders and earnings above a 14 percent return on equity will be credited to customers. Also, the agreement provides that no party shall file for a general increase or decrease in registrant's Missouri retail electric rates prior to July 1, 1998, except that the registrant may file for an increase if certain adverse events occur.

Note 5 - On August 11, 1995, the registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") with CIPSCO Incorporated, an Illinois corporation ("CIPSCO"), Arch Holding Corp., a newly formed Missouri corporation (which was recently renamed as Ameren Corporation) 50% owned by the registrant and 50% owned by CIPSCO ("Ameren"), and Arch Merger Inc., a newly formed Missouri corporation and wholly owned subsidiary of Ameren ("Merger Sub"), pursuant to which, among other things, Merger Sub will be merged with and into the registrant and CIPSCO will be merged with and into Ameren (the "Mergers"), with the result that the registrant and Central Illinois Public Service Company, an Illinois corporation and the wholly owned operating subsidiary of CIPSCO, as well as other direct subsidiaries of CIPSCO, will continue as wholly owned operating subsidiaries of Ameren. As a result of the Mergers, each outstanding share of the registrant's common stock, par value $5.00 per share ("Common Stock"), (other than shares with respect to which dissenters' rights are perfected under applicable state laws) will be converted into the right to receive one share of common stock of Ameren, par value $0.01 per share ("Ameren Common Stock"), each outstanding share of the registrant's preferred stock, without par value, (other than shares with respect to which dissenters' rights are perfected under applicable state laws), will remain outstanding and unchanged and each outstanding share of CIPSCO's common stock, without par value ("CIPSCO Common Stock") (including shares with respect to which dissenters' rights are perfected under applicable state laws) will be converted into the right to receive 1.03 shares of Ameren Common Stock (or cash in lieu of fractional shares otherwise deliverable in respect thereof). The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests."

                             UNION ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


          Simultaneous with their execution and delivery of the Merger Agreement, the registrant and CIPSCO entered into stock option agreements (the "Stock Option Agreements"), pursuant to one of which the registrant granted CIPSCO the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,983,233 shares of Common Stock at a price of $35.94 per share, and pursuant to the other of which CIPSCO granted the registrant the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,779,838 shares of CIPSCO Common Stock at a price of $37.02 per share.

          After the Mergers, Ameren will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended. The Mergers are conditioned upon, among other things, approval by holders of two-thirds of the Common Stock and of the preferred stock, without par value, of the registrant voting together as a single class, by holders of two-thirds of the CIPSCO Common Stock, and upon receipt of certain regulatory and governmental approvals.

          The Merger Agreement and certain related matters will be submitted to shareholders of the registrant and CIPSCO for approval at meetings expected to be held later this year. Also, in November 1995, the registrant filed an application for approval of the merger with the Missouri Public Service Commission and CIPSCO and the registrant filed a joint application for approval of the merger with the Illinois Commerce Commission. Shortly thereafter, the registrant and CIPSCO will file a joint application for approval of the merger with the Federal Energy Regulatory Commission. In those applications, the registrant and CIPSCO seek recovery of merger transaction costs and a sharing of net merger savings between ratepayers and shareholders. The merger is expected to be consummated by the end of 1996.

Note 6 - The registrant is regulated by the Missouri Public Service Commission (MoPSC), Illinois Commerce Commission and the Federal Energy Regulatory Commission. In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), the registrant's financial statements reflect assets and liabilities based on ratemaking prescribed by those regulatory commissions.

          At September 30, 1995, the registrant had recorded the following regulatory assets and regulatory liabilities:

                                                                                  (In Thousands)
                   Regulatory Assets
                   -----------------
                Income Taxes                                                         $726,788
                Unamortized Debt Expense                                               11,484
                Unamortized Loss on Reacquired Debt                                    34,249
                                                                                     --------
                     Total Regulatory Assets                                         $772,521
                                                                                     ========

                   Regulatory Liability
                   --------------------

                Regulatory Liability - Income Taxes                                  $219,525
                                                                                     ========


          The registrant continually assesses the recoverability of its regulatory assets. Under current accounting standards, regulatory assets are reduced through a charge to earnings if and when it is probable that such amounts will not be recovered through future revenues.

                             UNION ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 7 - Electric rates charged to customers provide for recovery of Callaway Plant decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with the expiration of the plant's operating license in 2024. The Callaway site is assumed to be decommissioned using the DECON (immediate dismantlement) method. Based on the registrant's most recent study (August 1995), decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $433 million in current year dollars and are expected to escalate about 4% per year through the end of decommissioning activity in 2033. The registrant's previous study, which was completed in 1993, estimated decommissioning costs to be $383 million in 1993 dollars. Every three years, the MoPSC requires the registrant to file updated decommissioning cost studies, at which time electric rates may be adjusted to reflect changes in estimates. The registrant believes that any future increases in the estimated costs of decommissioning Callaway are probable of recovery in rates. Costs collected from customers are deposited in an external trust fund established to provide for Callaway's decommissioning. Fund earnings are expected to average 9% to 10% through the date of decommissioning. If the assumed return on trust assets is not earned, the registrant believes it is probable that such earnings deficiency will be recovered in rates. Trust fund earnings, net of expenses, appear on the balance sheet as increases in Nuclear decommissioning trust fund and in the Accumulated provision for nuclear decommissioning.

          The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including the registrant, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed
          (1) the annual provisions for decommissioning could increase, and (2) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. The registrant does not expect that changes in the accounting for nuclear decommissioning costs will have a material effect on the registrant's results of operations.

Note 8 - As discussed in Note 10 to the Notes to Financial Statements in the registrant's 1994 Annual Report to Stockholders, which is incorporated by reference in the registrant's 1994 Form 10-K, the registrant is involved in various environmental, legal and administrative proceedings, some of which involve substantial amounts. The registrant believes that the outcome of these proceedings will not have a material adverse effect on the registrant's financial position, results of operations or liquidity.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS



     The registrant and CIPSCO Incorporated entered into a Merger Agreement dated August 11, 1995. Information concerning such agreement is included in
Note 5 to the Financial Statements of this report, and in Item 5, Other Information, included in Part II of this report.

RESULTS OF OPERATIONS

     Third quarter 1995 common stock earnings were $169.3 million or $1.66 per share, an increase of $6.1 million from 1994's third quarter. Earnings per share in the third quarter of 1995 were 6 cents higher than in the comparable 1994 period despite a one-time credit to Missouri electric customers which reduced electric revenues by $30 million and earnings by 18 cents per share. Additionally, the registrant implemented a 1.8 percent rate decrease for Missouri electric customers during the third quarter which reduced electric revenues by $7 million and earnings by about 4 cents per share. (See Note 4 to the Financial Statements of this report).

     Common stock earnings for the nine months ended September 30, 1995 were $276.9 million, a decrease of $15.2 million from the same period in 1994. Earnings of $2.71 per share during the nine months ended September 30, 1995 were 15 cents lower than in the comparable 1994 period.

     Common stock earnings for the twelve months ended September 30, 1995 were $292.3 million, a $1.4 million decrease from the preceding twelve-month period. Earnings of $2.86 per share for the twelve months ended September 30, 1995 decreased 2 cents per share from the twelve months ended September 30, 1994.

     The increased earnings for the three months ended September 30, 1995 over the comparable 1994 period reflect increased electric operating revenues, net of the Missouri revenue adjustments noted above and reduced interest charges. The higher third quarter revenues were primarily from increased electricity sales this year due to unusually hot weather. These changes were partially offset by increased operating expenses resulting from increased sales, and merger-related expenses of $9 million.

     The decreased earnings for the nine months and twelve months ended September 30, 1995 versus the prior nine-month and twelve-month periods also reflects higher electric operating revenues, net of the Missouri revenue adjustments noted above, and lower interest charges offset by increased operating expenses and merger-related expenses. Operating expenses were up primarily due to greater fuel and purchased power costs and increased maintenance and depreciation expenses. The increased operating expenses for the nine months ended September 30, 1995 were largely due to the Spring 1995 Callaway refueling outage.

     The significant items affecting revenues, costs and earnings during the three-month, nine-month and twelve-month periods ended September 30, 1995 and 1994 are detailed below:


Electric Operating Revenues
(Millions of Dollars)
                                                 Variations for periods ended September 30, 1995
                                                         from comparable prior periods
                                           ------------------------------------------------------
                                           Three Months           Nine Months      Twelve Months
                                           ------------           -----------      -------------
Rate variations                             $ (39.9)              $ (39.9)          $ (39.9)
Effect of abnormal weather                     55.1                  34.8              24.3
Growth and other                               22.3                  32.6              41.0
                                             ------                ------            ------
                                             $ 37.5                $ 27.5            $ 25.4
                                             ======                ======            ======

     As discussed previously, rate variations for the three months, nine months and twelve months ended September 30, 1995 are attributable to the one-time $30 million credit to Missouri customers and the 1.8% rate decrease for Missouri electric customers.

                                                                          Page 9
                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)

     Third quarter 1995 kilowatt-hour sales were up 10 percent from the same quarter of 1994, primarily due to hot summer weather. Weather-sensitive residential and commercial sales increased 19 percent and 7 percent, respectively, from the year-ago quarter while industrial sales rose 4 percent.

     Kilowatt-hour sales for the nine months ended September 30, 1995 were 4 percent higher from the comparable 1994 period. Residential sales increased 4 percent, commercial sales increased 3 percent and industrial sales grew 4 percent.

     Kilowatt-hour sales for the twelve months ended September 30, 1995
increased 3 percent over the prior twelve-month period.   Residential and
commercial customers increased 3 percent respectively, while sales to industrial customers rose 4 percent.


Operating Expenses
(Millions of Dollars)

                                              Variations for periods ended September 30, 1995
                                                       from comparable prior periods
                                              ------------------------------------------------
                                                Three Months     Nine Months     Twelve Months
                                                ------------     -----------     -------------
Fuel:
  Variation in generation                        $ 4.0            $  3.1          $ 32.0
  Price                                           (0.1)              1.2           (24.2)
  Generation efficiencies                          0.7               0.5             5.1
  Department of Energy assessment                 (0.3)              0.1             0.3
Net Interchange sales and purchased power
  variation                                       10.3              18.9           (12.7)
                                                 -----             -----          ------
                                                 $14.6             $23.8          $  0.5
                                                 =====             =====          ======

     The increased fuel and purchased power costs for the three months ended September 30, 1995, versus the three months ended September 30, 1994, is primarily due to greater net purchased power costs and increased generation associated with the unusually hot 1995 summer.

     The increased fuel and purchased power costs for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, is primarily due to greater net purchased power costs and increased generation, resulting from the Callaway plant refueling outage this Spring and greater electricity sales during the hot 1995 summer.

     The fuel costs for the twelve months ended September 30, 1995, versus the twelve months ended September 30, 1994, were almost unchanged reflecting lower fuel prices and reduced net purchased power costs offset by increased generation and reduced generation efficiencies.

     Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases. During the three months ended September 30, 1995, versus the comparable 1994 period, operations expenses other than fuel and purchased power were unchanged. Maintenance expenses during the current three-month period were $3 million higher primarily due to greater power plant maintenance.

     During the nine months ended September 30, 1995, versus the comparable 1994 period, operations expenses other than fuel and purchased power, were $14 million lower, primarily due to an $11 million decrease in purchased gas costs due primarily to lower gas prices, and lower employee welfare, injuries and damages, insurance premiums, and research and development expenses.
Maintenance expenses for the current nine-month period were $23 million higher primarily due to increases of $25 million for power plant maintenance offset by a $2 million reduction in transmission/distribution system maintenance. Callaway maintenance was $17 million higher, most of which was associated with the Spring 1995 nuclear refueling and maintenance outage. Maintenance at other power plants increased $8 million.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)


Operating Expenses (Continued)

     For the twelve months ended September 30, 1995, versus the prior twelve-month period, operations expenses other than fuel and purchased power, were $21 million lower, primarily due to a $18 million reduction in purchased gas costs due primarily to lower gas prices, a $2 million decrease in labor costs and a $1 million reduction in other expenses. Maintenance expenses for the current twelve-month period increased $19 million primarily due to increases of $16 million for power plant maintenance expenses.

     Depreciation expense for the three-month, nine-month and twelve-month periods ended September 30, 1995, versus the comparable 1994 periods, increased $2 million, $6 million and $8 million, respectively, primarily due to increases in depreciable property.

     Other taxes charged to operating expenses increased during the three, nine and twelve months ended September 30, 1995, versus the comparable 1994 periods resulting primarily from increases in gross receipts taxes due to greater electric sales.

     Income taxes charged to operating expenses increased $8 million and $4 million, respectively, during the three and twelve months ended September 30, 1995, versus the comparable 1994 periods, primarily due to higher pretax income. Income taxes charged to operating expenses decreased $6 million during the nine months ended September 30, 1995, versus the comparable 1994 period, primarily due to lower pretax income.


Other Income and Deductions

     Miscellaneous other net income and deductions decreased $10 million, $12 million and $16 million for the three, nine and twelve months ended September 30, 1995, versus the comparable 1994 periods, primarily reflecting $9 million of merger-related expenses (See Note 5 of Notes to Financial Statements in this Report) and increased charitable contributions.

Interest

     During the three, nine and twelve months ended September 30, 1995 versus the comparable prior year periods, interest decreased $8 million, $6 million and $4 million, respectively, primarily due to reduced other interest expense, partially offset by higher interest rates on variable rate long-term debt.

Allowance for Funds Used During Construction (AFC)

     Variations in AFC track construction work in progress and changes were not significant for the reporting periods. During the twelve-month periods ended September 30, 1995 and 1994, AFC rates averaged 9.3 percent and 9.2 percent, respectively.

Balance Sheet

     The $93.4 million increase (40%) in accounts receivable and unbilled revenues is due primarily to an increase in revenues of 60% for the months of August and September 1995, compared to the months of November and December 1994.

     Changes in the accounts payable, income taxes accrued and other taxes accrued balances are due primarily to the timing of various payments to taxing authorities and suppliers.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)

Rate Matters

     See Notes 4 and 5 under Notes to Financial Statements of this report.



LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by the registrant's operations was $570 million for the nine months ended September 30, 1995 compared to $529 million during the same period in 1994.

     Cash flows used in investing activities totaled $245 million and $236 million for the nine months ended September 30, 1995 and 1994, respectively. Construction expenditures for the nine months ended September 30, 1995 were for constructing new or improving existing facilities, purchasing of rail cars and expenditures for complying with the Clean Air Act. In addition, the registrant expended $30 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1995 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

     Cash flows used in financing activities were $251 million for the nine months ended September 30, 1995 compared to $151 million during the same period in 1994. The registrant's principal financing activities for the nine months ended September 30, 1995 were the redemption of $38 million of First Mortgage Bonds and the payment of dividends. On October 13, 1995, the Board of Directors of the registrant increased the quarterly common stock dividend to
62.5 cents per share from 61 cents, increasing the indicated annualized common stock dividend to $2.50 per share. Common stock dividends paid for the twelve months ended September 30, 1995, resulted in a pay out rate of 85% of registrant's earnings to common stockholders. Common stock dividends paid to registrant's common stockholders in relation to net cash provided by operating activities for the same period were 43%.

     The registrant plans to continue utilizing short-term debt as support for normal operations and other temporary requirements. The registrant is authorized by the Federal Energy Regulatory Commission (FERC) to have outstanding at any one time up to $600 million of short-term unsecured debt instruments. Short-term borrowings of the registrant consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At September 30, 1995, the registrant had committed banks lines of credit aggregating $184 million (none of which was used at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options, and in support of which the registrant has agreements with its lending banks to pay annual fees up to 0.125%. These lines of credit are renewable annually at various dates throughout the year. The registrant also has bank credit agreements due 1998 and 1999 which permit the registrant to borrow up to
$300 million and $200 million, respectively, on a long-term basis.   At
September 30, 1995, no such borrowings were outstanding.

     Additionally, the registrant has a lease agreement which provides for the financing of nuclear fuel. At September 30, 1995, the maximum amount which may be financed under the agreement is $120 million. Cash provided from financing for the nine months ended September 30, 1995 included issuances for nuclear fuel of $41 million offset by $62 million of redemptions resulting in a $21 million net reduction of cash from financing. At September 30, 1995, $98 million was financed under the lease.

     For a discussion of Callaway Plant decommissioning costs, see Note 7 to the Notes to Financial Statements of this report.

     See Note 8 to the Notes to Financial Statements of this report for a discussion of issues existing at September 30, 1995 that could affect the registrant.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)


     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121). This statement establishes standards for the impairment of long-lived assets and certain identifiable intangible assets. In addition, FAS 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. FAS 121 will be effective as of January 1,
1996.   FAS 121 is not expected to have a material effect on the registrant's financial position or results of operations upon adoption.

                           PART II. OTHER INFORMATION


ITEM 5.    OTHER MATTERS

MERGER AGREEMENT WITH CIPSCO INCORPORATED

     As reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, the registrant, on August 11, 1995, entered into an Agreement and Plan of Merger (the "Merger Agreement") with CIPSCO Incorporated. Further information concerning the Merger Agreement and proposed merger transaction is included in Note 5 to the Notes to Financial Statements in Part I of this report. Details of the proposed transaction will be included in the Joint Proxy Statement/Prospectus which will be sent to the shareholders of both parties in connection with shareholder voting on the merger.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information combines the historical balance sheets and statements of income of the registrant and CIPSCO, including their respective subsidiaries, after giving effect to the Mergers. The unaudited pro forma combined condensed balance sheet at September 30, 1995 gives effect to the Mergers as if they had occurred at September 30, 1995. The unaudited pro forma combined condensed statements of income for the nine-month periods ended September 30, 1995 and 1994, and the 12-month period ended September 30, 1995 give effect to the Mergers as if they had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Mergers as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

     The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of the registrant and CIPSCO. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Mergers been consummated on the date, or at the beginning of the periods, for which the Mergers are being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of trends for any twelve-month period.

                                  AMEREN CORP.
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                                 BALANCE SHEET
                             AT SEPTEMBER 30, 1995
                             (THOUSANDS OF DOLLARS)

ASSETS                                                                  As Reported (Note 1)               Pro Forma
------                                                                  --------------------              Adjustments     Pro Forma
Property and plant                                                        UE          CIPSCO                (Notes 2,9)     Combined
                                                                        -----         ------               -----------    ---------
    Electric                                                           $8,441,276       $2,287,538          $  374,294   $11,103,108
    Gas                                                                   169,820          223,660                -          393,480
    Other                                                                  35,007             -                   -           35,007
                                                                       ----------       ----------          ----------   -----------
                                                                        8,646,103        2,511,198             374,294    11,531,595
    Less accumulated depreciation and amortization                      3,454,662        1,115,529             246,430     4,816,621
                                                                       ----------       ----------          ----------   -----------
                                                                        5,191,441        1,395,669             127,864     6,714,974
    Construction work in progress:
         Nuclear fuel in process                                          109,353             -                   -          109,353
         Other                                                            100,187           51,940               1,389       153,516
                                                                       ----------       ----------          ----------    ----------
             Total property and plant, net                              5,400,981        1,447,609             129,253     6,977,843
Regulatory asset - deferred income taxes (Note 6)                         726,788           45,589                -          772,377
Other assets:
    Unamortized debt expense                                               45,733           16,813                 673        63,219
    Nuclear decommissioning trust fund                                     69,124             -                   -           69,124
    Investments in nonregulated activities                                   -              98,539                -           98,539
    Other                                                                  22,635           41,332              (2,014)       61,953
                                                                       ----------       ----------          ----------    ----------
             Total other assets                                           137,492          156,684              (1,341)      292,835
Current assets:
    Cash and temporary investments                                         75,025            9,185                 327        84,537
    Accounts receivable, net                                              270,534           78,261              21,665       370,460
    Unbilled revenue                                                       58,983           16,993                -           75,976
    Materials and supplies, at average cost -
         Fossil fuel                                                       55,434           39,595               6,890       101,919
         Other                                                             95,038           51,606               5,600       152,244
    Other                                                                  34,031           13,430               3,527        50,988
                                                                       ----------       ----------          ----------    ----------
             Total current assets                                         589,045          209,070              38,009       836,124
                                                                       ----------       -----------         ----------    ----------
Total Assets                                                           $6,854,306       $1,858,952          $  165,921    $8,879,179
                                                                       ==========       ==========          ==========    ==========


CAPITAL AND LIABILITIES:
------------------------
Capitalization:
    Common stock (Note 2)                                              $  510,619       $  356,812          $ (866,059)   $    1,372
    Other stockholders' equity (Note 2)                                 1,848,477          308,098             866,059     3,022,634
                                                                       ----------       ----------          ----------    ----------
             Total common stockholders' equity                          2,359,096          664,910                -        3,024,006
    Preferred stock of subsidiary                                         219,147           80,000                -          299,147
    Long-term debt                                                      1,764,343          478,850             130,000     2,373,193
                                                                       ----------       ----------          ----------    ----------
             Total capitalization                                       4,342,586        1,223,760             130,000     5,696,346
Minority interest in consolidated subsidiary                                 -                -                  3,534         3,534
Accumulated deferred income taxes                                       1,348,881          324,041              (5,842)    1,667,080
Accumulated deferred investment tax credits                               168,068           53,074                -          221,142
Regulatory liability                                                      219,525          114,569                -          334,094
Accumulated provision for nuclear decommissioning                          70,797             -                   -           70,797
Other deferred credits and liabilities                                    160,417             -                  5,613       166,030
Current liabilities:
    Current maturity of long-term debt                                     69,295             -                    -          69,295
    Short-term debt                                                          -                -                  6,800         6,800
    Accounts payable                                                      107,436           48,955              20,101       176,492
    Wages payable                                                          33,982           11,260                -           45,242
    Taxes accrued                                                         209,132           23,473                  86       232,691
    Interest accrued                                                       57,372            8,610               2,885        68,867
    Other                                                                  66,815           51,210               2,744       120,769
                                                                       ----------       ----------          ----------    ----------
             Total current liabilities                                    544,032          143,508              32,616       720,156
                                                                       ----------       ----------          ----------    ----------
Total Capital and Liabilities                                          $6,854,306       $1,858,952          $  165,921    $8,879,179
                                                                       ==========       ==========          ==========    ==========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                  AMEREN CORP.
          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
           (THOUSANDS OF DOLLARS EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                      UE           CIPSCO
                                                                      --           ------              Pro Forma
                                                                (As Reported)   (As Reported)         Adjustments         Pro Forma
                                                               (Notes 1,4,10)   (Notes 1,3)           (Notes 2,9)         Combined
                                                               --------------   -----------           -----------         --------
OPERATING REVENUES:
  Electric                                                         $1,613,570     $  544,886          $  138,378        $2,296,834
  Gas                                                                  60,480         87,523               -               148,003
  Other                                                                   318          5,860                 244             6,422
                                                                   ----------     ----------          ----------        ----------
        Total operating revenues                                    1,674,368        638,269             138,622         2,451,259


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                          280,690        189,447              74,097           544,234
    Gas Costs                                                          35,051         48,322               -                83,373
    Other                                                             277,491        113,897              14,452           405,840
                                                                   ----------     ----------          ----------        ----------
                                                                      593,232        351,666              88,549         1,033,447
  Maintenance                                                         163,342         46,690              14,038           224,070
  Depreciation and amortization                                       174,369         62,280              11,866           248,515
  Income taxes (Note 7)                                               188,492         41,826               6,208           236,526
  Other taxes                                                         166,944         43,133               1,496           211,573
                                                                   ----------     ----------          ----------        ----------
        Total operating expenses                                    1,286,379        545,595             122,157         1,954,131

OPERATING INCOME                                                      387,989         92,674              16,465           497,128

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        4,758            600               -                 5,358
  Minority interest in consolidated subsidiary                          -              -                  (3,396)           (3,396)
  Miscellaneous, net                                                   (8,772)         1,915              (5,153)          (12,010)
                                                                   ----------     ----------          ----------        ----------
        Total other income and deductions, net                         (4,014)         2,515              (8,549)          (10,048)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               383,975         95,189               7,916           487,080

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                            101,770         25,157               7,916           134,843
  Allowance for borrowed funds used during
    construction                                                       (4,661)           (49)              -                (4,710)
  Preferred dividends of subsidiaries (Note 8)                          9,938          2,896               -                12,834
                                                                   ----------     ----------          ----------        ----------
     Net interest charges and preferred dividends                     107,047         28,004               7,916           142,967

NET INCOME                                                         $  276,928      $   67,185         $    -            $  344,113
                                                                   ==========      ==========         ==========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.71           $1.97                                $2.51
                                                                        =====          =====                                 =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834      34,069,542          1,022,086       137,215,462
                                                                  ===========      ==========          =========       ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                  AMEREN CORP.
          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
           (THOUSANDS OF DOLLARS EXCEPT SHARES AND PER SHARE AMOUNTS)



                                                                      UE           CIPSCO
                                                                      --           ------              Pro Forma
                                                                 (As Reported)  (As Reported)         Adjustments         Pro Forma
                                                                    (Note 1)       (Note 1)           (Notes 2,9)         Combined
                                                                    --------       --------           -----------         --------
OPERATING REVENUES:
  Electric                                                         $1,586,088     $  537,013          $  181,129        $2,304,230
  Gas                                                                  62,653        100,724                -              163,377
  Other                                                                   343          6,660                 108             7,111
                                                                   ----------     ----------          ----------        ----------
        Total operating revenues                                    1,649,084        644,397             181,237         2,474,718


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                          256,906        190,014             117,952           564,872
    Gas Costs                                                          45,928         61,835                -              107,763
    Other                                                             280,216        109,795              14,380           404,391
                                                                   ----------     ----------          ----------        ----------
                                                                      583,050        361,644             132,332         1,077,026
  Maintenance                                                         140,105         45,378              13,465           198,948
  Depreciation and amortization                                       168,135         60,610               9,035           237,780
  Income taxes (Note 7)                                               194,065         42,247               7,787           244,099
  Other taxes                                                         165,299         42,972               1,480           209,751
                                                                   ----------     ----------          ----------        ----------
        Total operating expenses                                    1,250,654        552,851             164,099         1,967,604

OPERATING INCOME                                                      398,430         91,546              17,138           507,114

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        4,340            504                -                4,844
  Minority interest in consolidated subsidiary                          -              -                  (4,110)           (4,110)
  Miscellaneous, net                                                    3,259          2,673              (6,193)             (261)
                                                                   ----------     ----------          ----------        ----------
        Total other income and deductions, net                          7,599          3,177             (10,303)              473

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               406,029         94,723               6,835           507,587

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                            107,774         24,826               6,835           139,435
  Allowance for borrowed funds used during
    construction                                                       (3,838)          (231)              -                (4,069)
  Preferred dividends of subsidiaries (Note 8)                          9,939          2,568               -                12,507
                                                                   ----------     ----------          ----------        ----------
     Net interest charges and preferred dividends                     113,875         27,163               6,835           147,873

NET INCOME                                                         $  292,154      $  67,560          $     -           $  359,714
                                                                   ==========     ==========          ==========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.86          $1.98                                 $2.62
                                                                        =====          =====                                 =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834     34,107,706           1,023,231       137,254,771
                                                                  ===========     ==========           =========       ===========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                  AMEREN CORP.
          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                     TWELVE MONTHS ENDED SEPTEMBER 30, 1995
           (THOUSANDS OF DOLLARS EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                      UE             CIPSCO
                                                                      --             ------              Pro Forma
                                                                (As Reported)     (As Reported)         Adjustments        Pro Forma
                                                               (Notes 1,4,10)     (Notes 1,3)           (Notes 2,9)         Combined
                                                               --------------     -----------           -----------         --------
OPERATING REVENUES:
  Electric                                                         $1,997,016      $  705,300          $  202,438        $2,904,754
  Gas                                                                  83,936         125,218                -              209,154
  Other                                                                   448           7,969                 317             8,734
                                                                   ----------      ----------          ----------        ----------
        Total operating revenues                                    2,081,400         838,487             202,755         3,122,642


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                          353,345         251,300             113,763           718,408
    Gas costs                                                          49,218          71,530                -              120,748
    Other                                                             372,846         144,170              20,024           537,040
                                                                   ----------      ----------          ----------        ----------
                                                                      775,409         467,000             133,787         1,376,196
  Maintenance                                                         220,997          66,488              19,649           307,134
  Depreciation and amortization                                       232,279          82,769              16,607           331,655
  Income taxes (Note 7)                                               200,848          48,661               8,160           257,669
  Other taxes                                                         212,122          56,178               1,945           270,245
                                                                   ----------      ----------          ----------        ----------
        Total operating expenses                                    1,641,655         721,096             180,148         2,542,899

OPERATING INCOME                                                      439,745         117,391              22,607           579,743

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        6,186             726                -                6,912
  Minority interest in consolidated subsidiary                          -                 -                (4,840)           (4,840)
  Miscellaneous, net                                                  (11,629)          2,744              (7,257)          (16,142)
                                                                   ----------      ----------          ----------       -----------
        Total other income and deductions, net                         (5,443)          3,470             (12,097)          (14,070)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               434,302         120,861              10,510           565,673

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                            135,108          33,551              10,510           179,169
  Allowance for borrowed funds used during
    construction                                                       (6,336)           (107)               -               (6,443)
  Preferred dividends of subsidiaries (Note 8)                         13,250           3,838                -               17,088
                                                                   ----------      ----------          ----------        ----------
     Net interest charges and preferred dividends                     142,022          37,282              10,510           189,814

NET INCOME                                                         $  292,280      $   83,579          $     -           $  375,859
                                                                   ==========      ==========          ==========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.86           $2.45                                 $2.74
                                                                        =====           =====                                 =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834      34,078,037           1,022,341       137,224,212
                                                                  ===========      ==========           =========       ===========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                  AMEREN CORP.


NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

1. Reclassifications have been made to certain "as reported" account balances reflected in the registrant's and CIPSCO's financial statements to conform to this reporting presentation (See Notes 6, 7 and 8). All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

2. The pro forma combined condensed financial statements reflect the conversion of each share of the registrant's Common Stock ($5 par value) outstanding into one share of Ameren Common Stock ($.01 par value) and the conversion of each share of CIPSCO Common Stock (no par value) outstanding into 1.03 shares of Ameren Common Stock, as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

3. Net income for the nine months and twelve months ended September 30, 1995 includes a pre-tax charge of $6.3 million for CIPSCO's voluntary separation program.

4. The allocation between the registrant and CIPSCO and their customers of the estimated cost savings resulting from the Mergers, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $22 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of these estimated cost savings or the costs to achieve such savings have been reflected in the pro forma combined condensed financial statements. However, net income for the nine months and twelve months ended September 30, 1995 includes a charge of $9 million, net of income taxes, for merger transaction costs.

5. Intercompany transactions (including purchased and exchanged power transactions) between the registrant and CIPSCO during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

6. CIPSCO's regulatory asset related to deferred income taxes was reclassified from the regulatory liability account balance to conform to this reporting presentation.

7. CIPSCO's income taxes are reflected as operating expenses to conform to this reporting presentation.

8. Currently, the registrant's Preferred Stock is not issued by a subsidiary; subsequent to the Merger, the registrant's Preferred Stock will be issued by a subsidiary of Ameren. As a result, the registrant's preferred dividend requirements have been reclassified to conform to this reporting presentation.

9. Pro forma adjustments have been made to consolidate the financial results of Electric Energy, Inc. (EEI), which will, in substance, be a 60% owned subsidiary of Ameren subsequent to the Merger. Prior to the Merger, the registrant and CIPSCO held 40% and 20% ownership interests, respectively, in EEI and accounted for these investments under the equity method of accounting. All intercompany transactions between the registrant, CIPSCO and EEI have been eliminated.

10. Net income for the nine and twelve months ended September 30, 1995 includes a one-time credit to Missouri electric customers which reduced revenues and pre-tax income of the registrant by $30 million.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits.

                 Exhibit 12(a)  -  Computation of Ratio of Earnings to Fixed
                                   Charges, 12 Months Ended September 30, 1995.

                 Exhibit 12(b)  -  Computation of Ratio of Earnings to Fixed
                                   Charges and Preferred Stock Dividend
                                   Requirements, 12 Months Ended September 30,
                                   1995.

                 Exhibit 27     -  Financial Data Schedule.

           (b)   Reports on Form 8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION ELECTRIC COMPANY
                                                      (Registrant)




November 8, 1995                                 By /s/ Donald E. Brandt
                                                    -------------------------
                                                        Donald E. Brandt
                                                      Senior Vice President
                                                  Finance and Corporate Services