Form 10-K405
period 1995-12-31
UNION ELECTRIC CO
filed 1996-03-28
CIK 100826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
     ( ) Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required)
               For the transition period from        to
                                              ------    ------

                        COMMISSION FILE NUMBER 1-2967

                             UNION ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

            Missouri                                    43-0559760
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

Preferred Stock, without par value (entitled to cumulative dividends):
        Stated value $100 per share -      )
          $7.44 Series    $4.50 Series     )   New York Stock Exchange
          $6.40 Series    $4.00 Series     )
          $4.56 Series    $3.50 Series     )

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any agreement to this Form 10-K. (X)

        Aggregate market value of voting stock held by non-affiliates as of March 1, 1996, based on closing prices most recently available as reported in The Wall Street Journal (excluding Preferred Stock for which quotes are not publicly available): $4,445,250,627.

        Shares of Common Stock, $5 par value, outstanding as of March 1, 1996:
102,123,834 shares (excluding 42,990 treasury shares).

                     DOCUMENTS INCORPORATED BY REFERENCES.

        Portions of the registrant's 1995 Annual Report to Stockholders (the "1995 Annual Report") are incorporated by reference into Parts I, II and IV.

        Portions of the registrant's definitive proxy statement for the 1996 annual meeting are incorporated by reference into Part III.

                               TABLE OF CONTENTS




                                                                                        PAGE


PART I

Item 1 -- Business

            General......................................................................  1
            Construction Program and Financing...........................................  1
            Rates........................................................................  2
            Fuel Supply..................................................................  2
            Regulation...................................................................  3
            Industry Issues..............................................................  4
            Operating Statistics(1)......................................................  5
            Other Statistical Information................................................  5

Item 2 -- Properties.....................................................................  6

Item 3 -- Legal Proceedings..............................................................  7

Item 4 -- Submission of Matters to a Vote of Security Holders............................  7

Executive Officers of the Registrant (Item 401(b) of Regulation S-K).....................  8



PART II

Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters(1).......  9

Item 6 -- Selected Financial Data(1).....................................................  9

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results
            of Operations(1).............................................................  9

Item 8 -- Financial Statements and Supplementary Data(1).................................  9

Item 9 -- Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure(2)......................................................



PART III

Item 10 -- Directors and Executive Officers of the Registrant(1)......................... 10

Item 11 -- Executive Compensation(1)..................................................... 10

Item 12 -- Security Ownership of Certain Beneficial Owners and Management(1)............. 10

Item 13 -- Certain Relationship and Related Transactions(1).............................. 10



PART IV

Item 14 -- Exhibits, Financial Statement Schedules (including unaudited pro forma financial information), and Reports on Form 8-K............................... 11

SIGNATURES............................................................................... 20

EXHIBITS................................................................................. 21




----------

(1)  Incorporated herein by reference.

(2)  Not applicable and not included herein.

                                     PART I

ITEM 1. BUSINESS.

                                    GENERAL

        The registrant, Union Electric Company (the ""Company"), incorporated in Missouri in 1922, is successor to a number of companies, the oldest of which was organized in 1881. The Company, which is the largest electric utility in the State of Missouri, supplies electric service in territories in Missouri and Illinois having an estimated population of 2,600,000 within an area of approximately 24,500 square miles, including the greater St. Louis area.
Retail gas service is supplied in 90 Missouri communities and in the City of Alton, Illinois and vicinity.

     On August 11, 1995, the Company and CIPSCO Incorporated ("CIPSCO") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both companies. The merger ("Merger") is further conditioned on, among other things, receipt of certain regulatory and governmental approvals and is expected to be consummated in early 1997. Upon completion of the Merger, two operating companies will continue as subsidiaries of a newly formed holding company, Ameren Corporation. For additional information on the Merger, see Note 2 to the "Notes to Financial Statements" on Page 29 of the 1995 Annual Report pages incorporated herein by reference and Item 4 below. Also, see Item 14 below for unaudited pro forma financial information for Ameren Corporation.

     For the year 1995, 95.8% of total operating revenues was derived from the sale of electric energy and 4.2% from the sale of natural gas. Electric operating revenues as a percentage of total operating revenues for the years 1991, 1992, 1993, and 1994 were 95.7%, 95.7%, 95.2%, and 95.8% respectively.

     The Company employed 6,190 persons at December 31, 1995. Approximately 70% of the Company's employees are represented by local unions affiliated with the AFL-CIO. Labor agreements representing approximately 4,282 employees will expire in 1996. Two agreements covering 118 employees will expire in 1997.


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

     During the five-year period ended 1995, gross additions to the property of the Company, including allowance for funds used during construction and excluding nuclear fuel, were approximately $1.4 billion (including $311 million in 1995) and property retirements were $215 million.

     In addition to the funds required for construction during the 1996-2000 period, $214 million will be required to repay long-term debt and preferred stock as follows: $69 million in 1996, $45 million in 1997, and $100 million in 1999. Amounts for years subsequent to 1996 do not include nuclear fuel lease payments since the amounts of such payments are not currently determinable.

     For information on the Company's external cash sources, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis" on Page 20 of the 1995 Annual Report pages incorporated herein by reference.

     FINANCING RESTRICTIONS. Under the most restrictive earnings test contained in the Company's principal Indenture of Mortgage and Deed of Trust ("Mortgage") relating to its First Mortgage Bonds ("Bonds"), no Bonds may be issued (except in certain refunding operations) unless the Company's net earnings available for interest after depreciation for 12 consecutive months within the 15 months preceding such issuance are at least two times annual interest charges on all Bonds and prior lien bonds then outstanding and to be issued (all calculated as provided in the Mortgage). Such ratio for the 12 months ended December 31, 1995 was 6.6, which would permit the Company to issue an additional $3.3 billion of Bonds (7% annual interest rate assumed). Additionally, the Mortgage permits issuance of new bonds up to (a) 60% of defined property additions, or (b) the amount of previous bonds retired or to be retired, or (c) the amount of cash put up for such purpose. At December 31, 1995, the aggregate amount of Bonds issuable under (a) and (b) above was approximately $1.7 billion. The Company's Restated Articles of Incorporation restrict the Company from selling Preferred Stock unless its net earnings for a period of 12 consecutive months within 15 months preceding such sale are at least two and one-half times the annual dividend requirements on its Preferred Stock then outstanding and to be issued. Such ratio for the 12 months ended December 31, 1995 was 23.3, which would permit the Company to issue an additional $1.6 billion stated value of Preferred Stock (7% annual dividend rate assumed). Certain other financing arrangements require the Company to obtain prior consents to various actions by the Company, including any future borrowings, except for permitted financings such as borrowings under revolving credit agreements, the nuclear fuel lease, unsecured short-term borrowings (subject to certain conditions), and the issuance of additional Bonds.


                                     RATES

     For the year 1995, approximately 89%, 8%, and 3% of the Company's electric operating revenues were based on rates regulated by Missouri Public Service Commission ("Missouri Commission"), Illinois Commerce Commission ("Illinois Commission"), and the Federal Energy Regulatory Commission ("FERC") of the
U.S. Department of Energy, respectively.

     For additional information on "Rates", see Note 3 to the "Notes to Financial Statements" on Page 30 of the 1995 Annual Report pages incorporated herein by reference.

                                  FUEL SUPPLY


                                    FUEL SUPPLY
COST OF FUELS                                        YEAR
-------------                  -----------------------------------------------------
                                  1995       1994       1993       1992       1991
                               ---------  ---------  ---------  ---------  ---------
Per Million BTU -Coal          117.645c.  123.950c.  153.284c.  150.941c.  151.926c.
                -Nuclear        48.592c.   49.932c.   56.848c.   61.818c.   79.043c.
                -System        101.590c.  101.867c.  126.362c.  126.711c.  130.117c.

Per kWh of Steam Generation      1.068c.    1.064c.    1.331c.    1.310c.    1.348c.

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

     The Company has agreements to fulfill its needs for uranium, enrichment, and fabrication services through 2001. The Company's agreements for conversion services are sufficient to supply the Callaway Plant through 1997. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires re-fueling at 18-month intervals and re-fuelings are presently scheduled for the fall of 1996 and the spring of 1998.

     Under the Nuclear Waste Policy Act of 1982, the U. S. Department of Energy ("DOE") is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per nuclear generated kilowatt-hour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Company has sufficient storage capacity at the Callaway Plant site until 2005 and has viable storage alternatives under consideration. Each alternative will likely require Nuclear Regulatory Commission approval and may require other regulatory approvals. The delayed availability of DOE's disposal facility is not expected to adversely affect the continued operation of the Callaway Plant.

     OIL AND GAS. The actual and prospective use of such fuels is minimal, and the Company has not experienced and does not expect to experience difficulty in obtaining adequate supplies.

     For additional information on the Company's "Fuel Supply", see Note 12 to the "Notes to Financial Statements" on Page 34 of the 1995 Annual Report pages incorporated herein by reference.

                                   REGULATION

     The Company is subject to regulation by the Missouri Commission and the Illinois Commission as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. The Company is also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, mergers, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the FERC.

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

     The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("PUHCA"), except Section 9(a)(2) relating to the acquisition of securities of other public utility companies and Section 11(b)(2) with respect to concluding matters relating to the 1974 acquisition of the common stock of a former subsidiary. When the Securities and Exchange Commission approved such acquisition it reserved jurisdiction to pass upon the right of the Company to retain its gas properties. For information on PUHCA and the Merger, see Note 2 to the "Notes to Financial Statements" on Page 29 of the 1995 Annual Report pages incorporated herein by reference.

     The Company is regulated, in certain of its operations, by air and water pollution and hazardous waste regulations at the city, county, state and federal levels. The Company is in substantial compliance with such existing regulations.

     Under the Clean Air Act Amendments of 1990, the Company is required to reduce total annual emissions of sulfur dioxide by the year 2000. Significant reductions in nitrogen oxide will also be required. With switching to low-sulfur coal and early banking of emission credits, the Company anticipates that it can comply with the requirements of the law with no significant revenue increases because the related capital costs, estimated at about $300 million, are largely offset by lower fuel costs. As of the end of 1995 about 75% of the Clean Air Act related capital costs had been expended.

     As of December 31, 1995, the Company was designated a potentially responsible party ("PRP") by federal or state environmental protection agencies for five hazardous waste sites. Other hazardous waste sites have been identified for which the Company may be responsible but has not been designated a PRP. The Company continually reviews remedial costs that will be required for all of these sites. However, such costs are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Other aspects of the Company's business are subject to the jurisdiction of various regulatory authorities.

                                INDUSTRY ISSUES

     The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: the potential for more intense competition and for changing the structure of utility regulation; changes in the structure of the industry as a result of amendments to federal laws regulating ownership of generating facilities and access to transmission systems; continually developing environmental laws, regulations and issues; public concern about the siting of new facilities; increasing public attention on the potential public health consequences of exposure to electric and magnetic fields emanating from power lines and other electric sources; proposals for demand side management programs; and public concerns about nuclear decommissioning and the disposal of nuclear wastes, and about global climate issues. The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition, or liquidity.

                              OPERATING STATISTICS

     The information on Page 37 in the Company's 1995 Annual Report is incorporated herein by reference.

                         OTHER STATISTICAL INFORMATION



                                        1995            1994            1993            1992            1991

                                        ----            ----            ----            ----            ----


KILOWATTHOUR OUTPUT (in millions)

    Fossil fuel generation              23,822          21,941          19,582          21,266          22,144



    Nuclear generation                   8,242          10,007           8,381           8,084           9,979

    Hydro generation                     1,626           1,714           1,971           1,509           1,148

    Purchased from Electric
       Energy, Inc.                        760             681             673             527             465

    Net interchange and
       other purchases                   1,392              44           3,360           1,819             194
                                        ------          ------          ------          ------          ------
        Total Output                    35,842          34,387          33,967          33,205          33,930

    Less line losses and system use      2,507           2,412           2,389           2,300           2,320
                                        ------          ------          ------          ------          ------

        KilowattHour Sales              33,335          31,975          31,578          30,905          31,610
                                        ======          ======          ======          ======          ======

                                                        ----------------------

Common Stock dividends
  as a percentage
  of earnings                               83              80              84              80              72


ITEM 2. PROPERTIES

     The following table sets forth information with respect to the Company's generating facilities and capability at the time of the expected 1996 peak.

                                                        GROSS KILOWATT
ENERGY                                                    INSTALLED
SOURCE      PLANT           LOCATION                      CAPABILITY
------      -----           --------                    --------------
Coal        Labadie         Franklin County, Mo.           2,400,000
            Rush Island     Jefferson County, Mo.          1,214,000
            Sioux           St. Charles County, Mo.          992,000
            Meramec         St. Louis County, Mo.            925,000
                                                           ---------
                                        Total Coal         5,531,000

Nuclear     Callaway        Callaway County, Mo.           1,180,000

Hydro       Osage           Lakeside, Mo.                    212,000
            Keokuk          Keokuk, Ia.                      126,000
                                                           ---------
                                        Total Hydro          338,000

Oil and     Venice          Venice, Ill.                     459,000
Natural     Other           Various                          386,000
Gas                                                        ---------
                                        Total Oil and
                                          Natural Gas        845,000

Pumped-
storage     Taum Sauk       Reynolds County, Mo.             350,000
                                                           ---------
                                        TOTAL              8,244,000
                                                           =========

     In planning its construction program, the Company is presently utilizing a forecast of kilowatthour sales growth of approximately 1.8% and peak load growth of 1%, each compounded annually, and is providing for a minimum reserve margin of approximately 18% to 22% above its anticipated peak load requirements.

     See "Operating Statistics", incorporated by reference in Part I of this Form 10-K, for information on loads and capability during the five-year period ended 1995.

     The Company is a member of one of the nine regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply - MAIN (Mid-America Interconnected Network) operating primarily in Wisconsin, Illinois and Missouri. The Company has interconnections for the exchange of power, directly and through the facilities of others, within thirteen private utilities and with Associated Electric Cooperative, Inc., the City of Columbia, Missouri, the Southwestern Power Administration and the Tennessee Valley Authority.

     The Company owns 40% of the capital stock of Electric Energy, Inc. ("EEI"), the balance of which is held by three other sponsoring companies -- Kentucky Utilities Company ("KU"), Central Illinois Public Service Company ("CIPS" -- a subsidiary of CIPSCO), and Illinois Power Company ("IP"). EEI owns and operates a generating plant with a nominal capacity of 1,000 mW.

60% of the plant's output is committed to the Paducah Project of the DOE, 20% is committed to KU, 10% to the Company, and 5% each to IP and CIPS.

     As of December 31, 1995, the Company owned approximately 3,299 circuit miles of electric transmission lines and substations with a transformer capacity of approximately 44,989,000 kVA. The Company owns four propane-air plants with an aggregate daily natural gas equivalent capacity of 31,590 million cubic feet and 2,629 miles of gas mains. Other properties of the Company include distribution lines, underground cable, steam distribution facilities in Jefferson City, Missouri and office buildings, warehouses, garages and repair shops.

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

     Substantially all of the Company's property and plant is subject to the direct first lien of an Indenture of Mortgage and Deed of Trust dated June 15, 1937, as amended and supplemented. As part of the 1983 merger of the Company with its utility subsidiaries, the Company assumed the mortgage indenture of each subsidiary. Currently, the prior liens of two former subsidiary indentures extend to the property and franchises acquired by the Company from such subsidiaries. Such indentures also contain provisions subjecting to the prior lien thereof after-acquired property of the Company constituting (with certain exceptions) additions, extensions, improvements, repairs, and replacements appurtenant to property acquired in the merger. In addition, one such indenture contains a provision subjecting to the prior lien thereof after-acquired property of the Company situated in the territory served by the former subsidiary prior to the merger. Further, no debt is outstanding under the one such indenture, and the Company is in the process of extinguishing the lien of such indenture.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of the Company's shareholders was held on December 20, 1995 to vote on a proposal providing for the Merger with CIPSCO. Shareholders approved the proposal and, as reported by the inspectors of election, shares were voted as follows: For - 75,091,584; Against - 1,972,890; Abstain - 1,027,681; broker non-votes - 167,549.

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF REGULATION S-K:

                                                               DATE FIRST
                         AGE AT                                ELECTED OR
NAME                    12/31/95        PRESENT POSITION        APPOINTED
----                    --------        ----------------        ---------
Charles W. Mueller         57           President                7/1/93
                                        Chief Executive Officer  1/1/94
                                        and Director            6/11/93
Paul A. Agathen            48           Senior Vice President   2/16/96
Donald E. Brandt           41           Senior Vice President    7/1/88
Robert O. Piening          58           Senior Vice President    7/1/88
Donald F. Schnell          63           Senior Vice President    7/1/88
Charles J. Schukai         61           Senior Vice President    7/1/88
M. Patricia Barrett        58           Vice President           3/1/91
Charles A. Bremer          51           Vice President          4/24/84
Donald W. Capone           60           Vice President           7/1/88
William J. Carr            58           Vice President          10/1/88
Jean M. Hannis             48           Vice President           1/1/96
William E. Jaudes          58           Vice President and      4/23/85
                                        General Counsel         4/22/80
R. Alan Kelley             43           Vice President           7/1/88
Michael J. Montana         49           Vice President           7/1/88
Gary L. Rainwater          49           Vice President           7/1/93
Garry L. Randolph          47           Vice President           3/1/91
Robert J. Schukai          57           Vice President           7/1/88
William C. Shores          57           Vice President           7/1/88
Samuel E. Willis           51           Vice President          11/1/95
Ronald C. Zdellar          51           Vice President           7/1/88
Joseph M. Pfeifer          61           Controller               7/1/88
James C. Thompson          56           Secretary               12/1/82
Jerre E. Birdsong          41           Treasurer                7/1/93
Warner L. Baxter           34           Assistant Controller    8/16/95

     All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders held in April. There are no family relationships between the foregoing officers of the Company except that Charles J. Schukai and Robert J. Schukai are brothers. Except for Mr. Baxter, each of the above-named executive officers has been employed by the Company for more than five years in executive or management positions. Mr. Baxter was previously employed by Price Waterhouse LLP.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information required to be reported by this item is included on page 41 of the 1995 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Information for the 1991-1995 period required to be reported by this item is included on pages 38 and 39 of the 1995 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required to be reported by this item is included on pages 18, 19, 20, and 21 of the 1995 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company on pages 22 through 36, the report thereon of Price Waterhouse LLP appearing on page 17 and the Selected Quarterly Information on page 28 of the 1995 Annual Report are incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1996 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

     Information concerning executive officers required by this item is reported in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Any information required to be reported by this item is included under "Compensation" in the Company's 1996 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Any information required to be reported by this item is included under "Security Ownership of Management" in the Company's 1996 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Any information required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1996 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as a part of this report:

   1.  Financial Statements:*

                                                                  Page From 1995
                                                                  Annual Report
                                                                  --------------

       Report of Independent Accountants . . . . . . . . . . . . . . . . . 17
       Statement of Income - Years 1995, 1994, and 1993  . . . . . . . . . 22
       Statement of Cash Flows - Years 1995, 1994, and 1993  . . . . . . . 23
       Balance Sheet - December 31, 1995 and 1994  . . . . . . . . . . . . 24
       Long-Term Debt - December 31, 1995 and 1994 . . . . . . . . . . . . 26
       Preferred Stock - December 31, 1995 and 1994  . . . . . . . . . . . 27
       Statement of Retained Earnings - Years 1995, 1994, and 1993 . . . . 28
       Statement of Other Paid-in Capital - Years 1995, 1994, and 1993 . . 28
       Notes to Financial Statements . . . . . . . . . . . . . . . . . . . 29

       *Incorporated by reference from the indicated pages of the 1995 Annual Report

   2.  Financial Statement Schedules:

       The following schedule, for the years ended December 31, 1995, 1994, and 1993, should be read in conjunction with the aforementioned financial statements (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).

                                                                    Pages Herein
                                                                    ------------
       Report of Independent Accountants on Financial
         Statement Schedule  . . . . . . . . . . . . . . . . . . . . . . . 12

       Valuation and Qualifying Accounts (Schedule VIII) . . . . . . . . . 13

   3.  Unaudited Pro Forma Financial Information of Ameren Corporation
         Balance Sheet - December 31, 1995 . . . . . . . . . . . . . . . . 15

         Statements of Income for the years ended
           December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . . . 16

         Notes to Unaudited Pro Forma Combined
           Condensed Financial Statements  . . . . . . . . . . . . . . . . 19

   4.  Exhibits: See EXHIBITS, Page 21

   (b) Reports on Form 8-K. None

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
of Union Electric Company


Our audits of the financial statements referred to in our report dated February 1, 1996 appearing in the 1995 Annual Report to Stockholders of Union Electric Company (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



/s/ PRICE WATERHOUSE LLP


PRICE WATERHOUSE LLP
St. Louis, Missouri
February 1, 1996

                             UNION ELECTRIC COMPANY
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                  COL. A.                     COL. B                   COL. C                        COL. D           COL. E
                  -------                     ------                   ------                        ------           ------
                                                                      ADDITIONS
                                                              ---------------------------
                                                                 (1)              (2)
                                             BALANCE AT       CHARGED TO                                             BALANCE AT
                                             BEGINNING        COSTS AND       CHARGED TO                             END OF
                 DESCRIPTION                 OF PERIOD        EXPENSES        OTHER ACCOUNTS       DEDUCTIONS        PERIOD
                 -----------                 ----------       ----------      --------------       ----------        ---------
                                                                                                     (NOTE)


Year ended December 31, 1995


Reserves deducted in the balance sheet
  from assets to which they apply:


    Allowance for doubtful accounts           $6,277,378       $10,800,000                           $10,152,413        $6,924,965
                                              ==========       ===========                           ===========        ==========

Year ended December 31, 1994


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
                                              ==========       ===========                           ===========        ==========



Note:  Uncollectible accounts charged off, less recoveries.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

AMEREN CORPORATION

        The following unaudited pro forma financial information combines the historical balance sheets and statements of income of the Company and CIPSCO, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at December 31, 1995 gives effect to the Merger as if it had occurred at December 31, 1995. The unaudited pro forma combined condensed statements of income for each of the years ended December 31, 1995, 1994, and 1993, give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

        The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of the Company and CIPSCO. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position.

                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                                 BALANCE SHEET
                              AT DECEMBER 31, 1995
                             (THOUSANDS OF DOLLARS)

                                                            As Reported (Note 1)          Pro Forma
                                                          ---------------------------    Adjustments         Pro Forma
                                                             UE              CIPSCO      (Notes 2, 9)         Combined
                                                          ----------       ----------    ------------       -----------
ASSETS
Property and plant
  Electric                                                $8,473,501       $2,296,402       $ 375,024       $11,144,927
  Gas                                                        174,231          229,118          --               403,349
  Other                                                       35,033           --              --                35,033
                                                          ----------       ----------       ---------       -----------
                                                           8,682,765        2,525,520         375,024        11,583,309
  Less accumulated depreciation and amortization           3,494,722        1,132,355         250,686         4,877,763
                                                          ----------       ----------       ---------       -----------
                                                           5,188,043        1,393,165         124,338         6,705,546
  Construction work in progress:
    Nuclear fuel in process                                  121,460           --              --               121,460
    Other                                                    125,934           72,490           1,176           199,600
                                                          ----------       ----------       ---------       -----------
      Total property and plant, net                        5,435,437        1,465,655         125,514         7,026,606
Regulatory asset -- deferred income taxes (Note 6)           732,580           45,083          --               777,663
Other assets:
  Unamortized debt expense                                    44,496           16,474             657            61,627
  Nuclear decommissioning trust fund                          73,838           --              --                73,838
  Investments in nonregulated activities                      --              105,081          --               105,081
  Other                                                       20,101           28,465          (1,156)           47,410
                                                          ----------       ----------       ---------       -----------
      Total other assets                                     138,435          150,020            (499)          287,956
Current assets:
  Cash and temporary investments                               1,025            8,235             265             9,525
  Accounts receivable, net                                   191,520           65,267          17,222           274,009
  Unbilled revenue                                            82,098           27,234          --               109,332
  Materials and supplies, at average cost --
    Fossil fuel                                               46,381           52,408           8,577           107,366
    Other                                                     92,921           40,246           5,949           139,116
  Other                                                       34,072           18,846           3,560            56,478
                                                          ----------       ----------       ---------       -----------
      Total current assets                                   448,017          212,236          35,573           695,826
                                                          ----------       ----------       ---------       -----------
Total Assets                                              $6,754,469       $1,872,994       $ 160,588       $ 8,788,051
                                                          ==========       ==========       =========       ===========

CAPITAL AND LIABILITIES
Capitalization:
  Common stock (Note 2)                                   $  510,619       $  356,812       $(866,059)      $     1,372
  Other stockholders' equity (Note 2)                      1,808,578          294,720         866,059         2,969,357
                                                          ----------       ----------       ---------       -----------
      Total common stockholders' equity                    2,319,197          651,532          --             2,970,729
  Preferred stock of subsidiary                              219,147           80,000          --               299,147
  Long-term debt                                           1,763,613          478,926         130,000         2,372,539
                                                          ----------       ----------       ---------       -----------
      Total capitalization                                 4,301,957        1,210,458         130,000         5,642,415
Minority interest in consolidated subsidiary                  --               --               3,534             3,534
Accumulated deferred income taxes                          1,357,689          325,181          (5,724)        1,677,146
Accumulated deferred investment tax credits                  166,524           52,234          --               218,758
Regulatory liability                                         216,502          113,206          --               329,708
Accumulated provision for nuclear decommissioning             75,511           --              --                75,511
Other deferred credits and liabilities                       150,600           --               5,511           156,111
Current liabilities:
  Current maturity of long-term debt                          69,462           --              --                69,462
  Short-term debt                                             19,600           47,921          10,000            77,521
  Accounts payable                                           169,012           60,603          14,160           243,775
  Wages payable                                               36,605            9,335          --                45,940
  Taxes accrued                                               75,142           11,266               9            86,417
  Interest accrued                                            46,244            9,525             527            56,296
  Other                                                       69,621           33,265           2,571           105,457
                                                          ----------       ----------       ---------       -----------
      Total current liabilities                              485,686          171,915          27,267           684,868
                                                          ----------       ----------       ---------       -----------
Total Capital and Liabilities                             $6,754,469       $1,872,994       $ 160,588       $ 8,788,051
                                                          ==========       ==========       =========       ===========


                 See accompanying Notes to Unaudited Pro Forma
                    Combined Condensed Financial Statements.

                             AMEREN CORPORATION
                   UNAUDITED PRO FORMA COMBINED CONDENSED
                            STATEMENTS OF INCOME
                        YEAR ENDED DECEMBER 31, 1995
         (THOUSANDS OF DOLLARS EXCEPT SHARES AND PER SHARE AMOUNTS)



                                                            UE           CIPSCO      Pro Forma
                                                       (As Reported)  (As Reported) Adjustments Pro Forma
                                                       (Notes 1,4,10) (Notes 1,3,4) (Notes 2,9) Combined
                                                       -------------- ------------- ----------- ----------
OPERATING REVENUES:
  Electric                                                $2,014,452     $703,483    $181,985   $2,899,920
  Gas                                                         87,814      129,606           -      217,420
  Other                                                          441        9,173         362        9,976
                                                           ----------  ----------  ----------    ---------
      Total operating revenues                             2,102,707      842,262     182,347    3,127,316


OPERATING EXPENSES:
 Operations
  Fuel and purchased power                                   365,158      248,226      97,664      711,048
  Gas Costs                                                   51,251       74,054           -      125,305
  Other                                                      367,870      155,368      19,148      542,386
                                                           ---------   ----------  ----------    ---------
                                                             784,279      477,648     116,812    1,378,739
 Maintenance                                                 221,609       67,996      17,941      307,546
 Depreciation and amortization                               233,237       83,263      15,747      332,247
 Income taxes (Note 7)                                       209,541       45,772       8,090      263,403
 Other taxes                                                 212,145       56,613       1,911      270,669
                                                           ---------   ----------  ----------    ---------
      Total operating expenses                             1,660,811      731,292     160,501    2,552,604

OPERATING INCOME                                             441,896      110,970      21,846      574,712

OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used during
  construction                                                 6,827          889           -        7,716
 Minority interest in consolidated subsidiary                      -            -      (4,558)      (4,558)
 Miscellaneous, net                                           (5,981)      (2,298)     (6,972)     (15,251)
                                                           ---------   ----------  ----------    ---------
      Total other income and deductions, net                     846       (1,409)    (11,530)     (12,093)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                      442,742      109,561      10,316      562,619

INTEREST CHARGES AND PREFERRED DIVIDENDS:
 Interest                                                    134,741       33,769      10,316      178,826
 Allowance for borrowed funds used during
  construction                                                (6,106)         (73)          -       (6,179)
 Preferred dividends of subsidiaries (Note 8)                 13,250        3,850           -       17,100
                                                           ---------   ----------  ----------    ---------
  Net interest charges and preferred dividends               141,885       37,546      10,316      189,747

NET INCOME                                                 $ 300,857   $   72,015  $        -    $ 372,872
                                                           =========   ==========  ==========    =========
EARNINGS PER SHARE OF COMMON STOCK
(BASED ON AVERAGE SHARES OUTSTANDING)                          $2.95        $2.11                    $2.72
                                                           =========   ==========  ==========    =========
AVERAGE COMMON SHARES OUTSTANDING (Note 2)               102,123,834   34,069,542   1,022,086  137,215,462
                                                         ===========   ==========  ==========  ===========




See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                              AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1994
           (THOUSANDS OF DOLLARS EXCEPT SHARES AND PER SHARE AMOUNTS)



                                                      UE          CIPSCO       Pro Forma
                                                (As Reported)  (As Reported)   Adjustments     Pro Forma
                                                   (Note 1)      (Note 1)      (Notes 2,9)     Combined
                                                -------------  -------------   -----------    -----------
OPERATING REVENUES:
  Electric                                       $1,969,533       $697,427        $245,189     $2,912,149
  Gas                                                86,109        138,418               -        224,527
  Other                                                 474          8,770             181          9,425
                                               ------------        -------        --------      ---------
      Total operating revenues                    2,056,116        844,615         245,370      3,146,101


OPERATING EXPENSES:
 Operations
  Fuel and purchased power                          329,562        251,867         157,618        739,047
  Gas Costs                                          60,096         85,043               -        145,139
  Other                                             375,570        140,068          19,952        535,590
                                               ------------        -------        --------      ---------
                                                    765,228        476,978         177,570      1,419,776
 Maintenance                                        197,760         65,176          19,076        282,012
 Depreciation and amortization                      226,045         81,099          13,776        320,920
 Income taxes (Note 7)                              206,421         49,082           9,739        265,242
 Other taxes                                        210,476         56,017           1,929        268,422
                                               ------------        -------        --------      ---------
      Total operating expenses                    1,605,930        728,352         222,090      2,556,372

OPERATING INCOME                                    450,186        116,263          23,280        589,729

OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used during
  construction                                        5,767            630               -          6,397
 Minority interest in consolidated subsidiary             -              -          (5,554)        (5,554)
 Miscellaneous, net                                     403          3,502          (8,297)        (4,392)
                                               ------------        -------        --------      ---------
      Total other income and deductions, net          6,170          4,132         (13,851)        (3,549)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                             456,356        120,395           9,429        586,180

INTEREST CHARGES AND PREFERRED DIVIDENDS:
 Interest                                           141,112         33,220           9,429        183,761
 Allowance for borrowed funds used during
  construction                                       (5,513)          (289)              -         (5,802)
 Preferred dividends of subsidiaries (Note 8)        13,252          3,510               -         16,762
                                               ------------        -------        --------      ---------
  Net interest charges and preferred dividends      148,851         36,441           9,429        194,721


NET INCOME                                         $307,505        $83,954              $-       $391,459
                                               ============        =======        ========      =========
EARNINGS PER SHARE OF COMMON STOCK
(BASED ON AVERAGE SHARES OUTSTANDING)                 $3.01          $2.46                          $2.85
                                               ============        =======                      =========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)      102,123,834     34,106,585       1,023,198    137,253,617
                                               ============     ==========       =========    ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                              AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1993
           (THOUSANDS OF DOLLARS EXCEPT SHARES AND PER SHARE AMOUNTS)



                                                     UE          CIPSCO      Pro Forma
                                                (As Reported) (As Reported) Adjustments   Pro Forma
                                                  (Note 1)      (Note 1)    (Notes 2,9)   Combined
                                                ------------- ------------- -----------   ---------
OPERATING REVENUES:
  Electric                                         $1,965,980    $688,820    $228,178     $2,882,978
  Gas                                                  99,552     145,702           -        245,254
  Other                                                   472      10,238           2         10,712
                                                -------------     -------    --------      ---------
      Total operating revenues                      2,066,004     844,760     228,180      3,138,944


OPERATING EXPENSES:
 Operations
  Fuel and purchased power                            413,054     247,119     136,332        796,505
  Gas costs                                            66,718      90,097           -        156,815
  Other                                               378,817     142,716      37,981        559,514
                                                -------------     -------    --------      ---------
                                                      858,589     479,932     174,313      1,512,834
 Maintenance                                          190,097      61,218      18,378        269,693
 Depreciation and amortization                        219,633      78,062       7,094        304,789
 Income taxes (Note 7)                                179,475      51,861       8,315        239,651
 Other taxes                                          206,913      54,813       1,770        263,496
                                                -------------     -------    --------      ---------
      Total operating expenses                      1,654,707     725,886     209,870      2,590,463

OPERATING INCOME                                      411,297     118,874      18,310        548,481

OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used during
  construction                                          6,418       1,459           -          7,877
 Minority interest in consolidated subsidiary               -           -      (5,204)         (5,204)
 Miscellaneous, net                                     3,919       3,107      (7,089)            (63)
                                                -------------     -------    --------      ---------
      Total other income and deductions, net           10,337       4,566     (12,293)         2,610

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                               421,634     123,440       6,017        551,091

INTEREST CHARGES AND PREFERRED DIVIDENDS:
 Interest                                             129,600      35,024       6,017        170,641
 Allowance for borrowed funds used during
  construction                                         (5,126)       (800)          -         (5,926)
 Preferred dividends of subsidiaries (Note 8)          14,087       3,718           -         17,805
                                                -------------     -------    --------      ---------
  Net interest charges and preferred dividends        138,561      37,942       6,017        182,520

NET INCOME                                      $     283,073     $85,498    $    -        $ 368,571
                                                =============     =======    ========      =========
EARNINGS PER SHARE OF COMMON STOCK
(BASED ON AVERAGE SHARES OUTSTANDING)                   $2.77       $2.51                      $2.69
                                                =============     =======                  =========
AVERAGE COMMON SHARES OUTSTANDING (NOTE 2)        102,123,834  34,107,706    1,023,231   137,254,771
                                                =============  ==========    =========   ===========





See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                              AMEREN CORPORATION


NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

1. Reclassifications have been made to certain "as reported" account balances reflected in the Company's and CIPSCO's financial statements to conform to this reporting presentation (See Notes 6, 7 and 8). All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

2. The pro forma combined condensed financial statements reflect the conversion of each share of the Company's Common Stock ($5 par value) outstanding into one share of Ameren Common Stock ($.01 par value) and the conversion of each share of CIPSCO Common Stock (no par value) outstanding into 1.03 shares of Ameren Common Stock, as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

3. Net income for the twelve months ended December 31, 1995 includes CIPSCO's pre-tax charges of $5.8 million for a voluntary separation program and $5.7 million of system development expenses.

4. The allocation between the Company and CIPSCO and their customers of the estimated cost savings resulting from the Merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $22 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of these estimated cost savings or the costs to achieve such savings have been reflected in the pro forma combined condensed financial statements. However, net income for the twelve months ended December 31, 1995 includes Merger transaction charges of $9.0 million, net of income taxes, for the Company and $4.7 million, net of income taxes, for CIPSCO.

5. Intercompany transactions (including purchased and exchanged power transactions) between the Company and CIPSCO during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

6. CIPSCO's regulatory asset related to deferred income taxes was reclassified from the regulatory liability account balance to conform to this reporting presentation.

7. CIPSCO's income taxes are reflected as operating expenses to conform to this reporting presentation.

8. Currently, the Company's Preferred Stock is not issued by a subsidiary; subsequent to the Merger, the Company's Preferred Stock will be issued by a subsidiary of Ameren. As a result, the Company's preferred dividend requirements have been reclassified to conform to this reporting presentation.

9. Pro forma adjustments have been made to consolidate the financial results of Electric Energy, Inc. (EEI), which will, in substance, be a 60% owned subsidiary of Ameren subsequent to the Merger. The Company and CIPSCO hold 40% and 20% ownership interests, respectively, in EEI and account for these investments under the equity method of accounting. All intercompany transactions between the Company, CIPSCO and EEI have been eliminated.

10. Net income for the twelve months ended December 31, 1995 includes a one-time credit to Missouri electric customers which reduced revenues and pre-tax income of the registrant by $30 million.

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNION ELECTRIC COMPANY
                                                 (Registrant)

                                          CHARLES W. MUELLER
                                              President and
                                           Chief Executive Officer


    Date    March 28, 1996         By    /s/ James C. Thompson
        ----------------------        -------------------------------------
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


                       By  /s/ James C. Thompson               March 28, 1996
                          -------------------------------------
                          (James C. Thompson, Attorney-in-Fact)

                                   EXHIBITS

                            EXHIBITS FILED HEREWITH

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

    10.7     -  Long-Term Incentive Plan of 1995.

    10.8     -  Change of Control Severance Plan.

    12(a)    -  Statement re Computation of Ratios of Earnings to Fixed
                Charges, 12 Months Ended December 31, 1995.

    12(b)    -  Statement re Computation of Ratio of Earnings to Fixed Charges
                and Preferred Stock Dividend Requirements, 12 Months
                Ended December 31, 1995.

    13       -  Those pages of the 1995 Annual Report incorporated herein by reference.

    23       -  Consent of Independent Accountants.

    24       -  Powers of Attorney.

    27       -  Financial Data Schedule.

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





EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

    2    -  Agreement and Plan of Merger, dated as of August 11, 1995, by and among the Company, CIPSCO Incorporated, Ameren Corporation and Arch
            Merger Inc. (June 30, 1995 Form 10-Q/A (Amendment No. 1), Exhibit
            2(a).)

 3(i)    -  Restated Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Missouri. (1993 Form 10-K,
            Exhibit 3(i).)

3(ii)    -  By-Laws of the Company as amended to August 11, 1995. (June 30,
            1995 Form 10-Q/A (Amendment No. 2), Exhibit 3(ii).)

  4.1    -  Order of the Securities and Exchange Commission dated October 16,
            1945 in File No. 70-1154 permitting the issue of Preferred Stock,
            $3.70 Series.  (Registration No. 2-27474, Exhibit 3-E.)

  4.2    -  Order of the Securities and Exchange Commission dated April 30,
            1946 in File No. 70-1259 permitting the issue of Preferred Stock,
            $3.50 Series.  (Registration No. 2-27474, Exhibit 3-F.)

  4.3    -  Order of the Securities and Exchange Commission dated October 20,
            1949 in File No. 70-2227 permitting the issue of Preferred Stock,
            $4.00 Series. (Registration No. 2-27474, Exhibit 3-G.)

  4.4    -  Indenture of Mortgage and Deed of Trust of the Company dated June
            15, 1937, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941. (Registration No. 2-4940, Exhibit B-1.)

  4.5    -  Supplemental Indentures to Mortgage


            DATED AS OF            FILE REFERENCE       EXHIBIT NO.
            -----------            --------------       -----------
            May 1, 1966       2-56062                       2.33
            March 1, 1967     2-58274                       2.9
            April 1, 1971     Form 8-K, April 1971          6
            February 1, 1974  Form 8-K, February 1974       3
            July 7, 1980      2-69821                       4.6
            May 1, 1990       Form 10-K, 1990               4.6
            December 1, 1991  33-45008                      4.4
            December 4, 1991  33-45008                      4.5
            January 1, 1992   Form 10-K, 1991               4.6
            October 1, 1992   Form 10-K, 1992               4.6


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

            DATED AS OF        FILE REFERENCE           EXHIBIT NO.
            -----------        --------------           -----------
 4.5     -  (continued)
            December 1, 1992  Form 10-K, 1992                4.7
            February 1, 1993  Form 10-K, 1992                4.8
            May 1, 1993       Form 10-K, 1993                4.6
            August 1, 1993    Form 10-K, 1993                4.7
            October 1, 1993   Form 10-K, 1993                4.8
            January 1, 1994   Form 10-K, 1993                4.9

 4.6    -   Indenture of Mortgage and Deed of Trust of Missouri Power & Light Company dated July 1, 1946 and Supplemental
            Indentures dated July 1, 1946, November 1, 1949, June 1, 1951, July 1, 1954, December 1, 1959, July 1, 1962, March 1,
            1966, April 1, 1967, June 15, 1969, April 15, 1973, December 1, 1974, May 1, 1976 and July 1, 1979.  (Registration
            No. 2-87469, Exhibit 4.1.)

 4.7    -   Fourteenth Supplemental Indenture dated as of December 30, 1983 to the Mortgage and Deed of Trust dated July 1, 1946, of Missouri Power & Light Company.  (1983 Form 10-K, Exhibit 4.23.)

 4.8    -   Instrument of Substitution of Individual Trustee dated as of November 1, 1988 under the Mortgage and Deed of Trust dated July 1, 1946 of Union Electric Company (successor to Missouri Power & Light Company).  (1988 Form 10-K, Exhibit
            4.8.)

 4.9    -   Indenture of Mortgage or Deed of Trust of Missouri Edison Company dated July 1, 1945 and Supplemental Indentures dated January 1, 1952, June 1, 1961, June 1, 1965, August 1, 1975, September 1, 1976, November 1, 1977, February 1,
            1981 and July 1, 1982.  (Registration No. 2-87469, Exhibit 4.2.)

4.10    -   Ninth Supplemental Indenture dated as of December 30, 1983 to the Indenture of Mortgage or Deed of Trust dated as of
            July 1, 1945 of Missouri Edison Company. (1983 Form 10-K, Exhibit 4.24.)

4.11    -   Instrument of Substitution of Trustee dated as of March 1, 1985 under the Indenture of Mortgage or Deed of Trust dated July 1, 1945 of Union Electric Company (successor to Missouri Edison Company).  (1984 Form 10-K, Exhibit 4.10.)

4.12    -   Instrument of Substitution of Trustee dated as of October 14, 1986 under the Indenture of Mortgage or Deed of Trust dated July 1, 1945 of Union Electric Company (successor to Missouri Edison Company).  (September 30, 1986 Form 10-Q,
            Exhibit 4.2.)

4.13    -   Series A Agreement of Sale dated as of June 1, 1984 between the State Environmental Improvement and Energy Resources
            Authority of the State of Missouri and the Company, together with Letter of Credit and Reimbursement Agreement dated as of June 1, 1984 between Citibank, N.A. and the Company and




EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
               Series A Trust Indenture dated as of June 1, 1984 between the Authority and Mercantile Trust Company National
               Association, as trustee.  (Registration No. 2-96198, Exhibit 4.25.)

  4.14  -      Reimbursement Agreement dated as of April 21, 1992 among Swiss Bank Corporation, various financial institutions, and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the
               Series A Trust Indenture dated as of June 1, 1984.  (1992 Form 10-K, Exhibit 4.23.)

  4.15  -      Series B Agreement of Sale dated as of June 1, 1984 between the State Environmental Improvement and Energy Resources
               Authority of the State of Missouri and the Company, together with Reimbursement Agreement dated as of June 1, 1984 between Chemical Bank and the Company and Series B Trust Indenture dated as of June 1, 1984 between the Authority and
               Mercantile Trust Company National Association, as trustee.  (Registration No. 2-96198, Exhibit 4.26.)

  4.16  -      Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series B Trust Indenture dated as of June 1, 1984. (June 30, 1988 Form 10-Q, Exhibit 4.2.)

  4.17  -      Amendment and Extension Agreement dated as of June 1, 1990 to the Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company. (1990 Form 10-K, Exhibit 4.29.)

  4.18  -      Amendment and Extension Agreement dated as of June 1, 1991 to the amended Reimbursement Agreement dated as of April
               22, 1988 between Union Bank of Switzerland and the Company.  (1992 Form 10-K, Exhibit 4.27.)

  4.19  -      Amendment Agreement dated as of June 1, 1992 to the amended Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company.  (1992 Form 10-K, Exhibit 4.28.)

  4.20  -      Series 1985 A Reaffirmation Agreement and Second Supplement to Agreement of Sale dated as of June 1, 1985 between the
               State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Series 1985 A Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company and Series 1985 A Trust Indenture dated as of June 1, 1985 between the Authority and Mercantile Trust Company
               National Association, as trustee and Texas Commerce Bank National Association, as co-trustee.  (June 30, 1985 Form
               10-Q, Exhibit 4.1.)

  4.21  -      Amendment and Extension Agreement dated as of June 1, 1988 revising the Reimbursement Agreement dated as of June 1,
               1985 between Union Bank of Switzerland and the Company. (June 30, 1988 Form 10-Q, Exhibit 4.4.)




EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
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



EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

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

10.1  - Deferred Compensation Plan for Members of the Board of Directors.
        (1992 Form 10-K, Exhibit 10.1.)

10.2  - Retirement Plan for Certain Directors. (1992 Form 10-K, Exhibit 10.2.)

10.3  - Deferred Compensation Plan for Members of the General Executive Staff.
        (1992 Form 10-K, Exhibit 10.3.)

10.4  - Executive Incentive Plan.  (1992 Form 10-K, Exhibit 10.4.)

10.5  - Stock Option Agreement, dated as of August 11, 1995, by and between
        CIPSCO Incorporated and the Company. (June 30, 1995 Form 10-Q, Exhibit
        10(a).)

10.6  - Stock Option Agreement, dated as of August 11, 1995, by and between the
        Company and CIPSCO Incorporated. (June 30, 1995 Form 10-Q, Exhibit
        10(b).)

Note: Reports of the Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under file number 1-2967.