Form 10-Q
period 1996-03-31
UNION ELECTRIC CO
filed 1996-05-14
CIK 100826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTERLY PERIOD ENDED MARCH 31, 1996

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


                           Yes   X       No     .
                               -----       -----

Shares outstanding of each of registrant's classes of common stock as of April 30, 1996:
    Common Stock, $5 par value - 102,123,834
            (excl. 42,990 treasury shares)

                             UNION ELECTRIC COMPANY

                                     INDEX


                                                                        Page No.

Part I    Financial Information (Unaudited)

          Balance Sheet --
            March 31, 1996 and December 31, 1995                            2

          Statement of Income --
            Three Months and Twelve Months Ended
            March 31, 1996 and 1995                                         3

          Statement of Cash Flows --
            Three Months Ended March 31, 1996 and 1995                      4

         Notes to Financial Statements                                      5

         Management's Discussion and Analysis                           6 thru 9



Part II   Other Information

                            UNION ELECTRIC COMPANY                       Page 2
                                 BALANCE SHEET
                                   UNAUDITED
                            (Thousands of Dollars)

                                                                             March 31,            December 31,
                                                                               1996                  1995
                                                                           ------------          ------------
ASSETS
- ------
Property and plant, at original cost
    Electric                                                                $8,558,166            $8,473,501
    Gas                                                                        176,784               174,231
    Other                                                                       35,097                35,033
                                                                            ----------            ----------
                                                                             8,770,047             8,682,765

    Less accumulated depreciation and amortization                           3,559,955             3,494,722
                                                                            ----------            ----------
                                                                             5,210,092             5,188,043
    Construction work in progress:
         Nuclear fuel in process                                               142,325               121,460
         Other                                                                 115,464               125,934
                                                                            ----------            ----------
             Total property and plant, net                                   5,467,881             5,435,437
Regulatory asset - deferred income taxes                                       706,371               732,580
Deferred charges:
    Unamortized debt expense                                                    43,260                44,496
    Nuclear decommissioning trust fund                                          78,032                73,838
    Other                                                                       25,912                20,101
                                                                            ----------            ----------
             Total deferred charges                                            147,204               138,435
Current assets:
    Cash                                                                        12,217                 1,025
    Accounts receivable - trade (less allowance for doubtful
         accounts of $6,275 and $6,925 at respective dates)                    173,762               191,520
    Unbilled revenue                                                            69,307                82,098
    Other accounts and notes receivable                                         24,277                21,602
    Materials and supplies, at average cost -
         Fossil fuel                                                            36,468                46,381
         Construction and maintenance                                           95,537                92,921
    Other                                                                       11,957                12,470
                                                                            ----------            ----------
             Total current assets                                              423,525               448,017
                                                                            ----------            ----------
Total Assets
                                                                            $6,744,981            $6,754,469
                                                                            ==========            ==========
CAPITAL AND LIABILITIES:
- ------------------------
Capitalization:
    Common stock, $5 par value, authorized 150,000,000 shares-
         outstanding 102,123,834 shares (excluding 42,990 shares
         at par value in treasury)                                          $  510,619            $  510,619
    Other paid-in capital                                                      717,669               717,669
    Retained earnings                                                        1,063,909             1,090,909
                                                                            ----------            ----------
             Total common stockholders' equity                               2,292,197             2,319,197
    Preferred stock not subject to mandatory redemption                        218,497               218,497
    Preferred stock subject to mandatory redemption                                650                   650
    Capital lease obligation                                                    69,994                62,607
    Long-term debt                                                           1,710,585             1,710,585
    Unamortized discount and premium on debt                                    (9,440)               (9,579)
                                                                            ----------             ----------
         Long-term debt, net                                                 1,701,145             1,701,006
                                                                            ----------            ----------
             Total capitalization                                            4,282,483             4,301,957
Accumulated deferred income taxes                                            1,327,759             1,357,689
Accumulated deferred investment tax credits                                    164,977               166,524
Regulatory liability                                                           213,331               216,502
Accumulated provision for nuclear decommissioning                               79,705                75,511
Other deferred credits and liabilities                                         151,730               150,600
Current and accrued liabilities:
    Current maturity of capital lease obligation                                32,289                34,462
    Current maturity of long-term debt                                          70,000                35,000
    Accounts payable                                                            85,314               169,012
    Wages payable                                                               32,000                36,605
    Bank loans                                                                  36,500                19,600
    Accumulated deferred income taxes                                           39,153                27,429
    Income taxes accrued                                                        54,090                29,986
    Other taxes accrued                                                         39,010                17,727
    Interest accrued                                                            54,459                46,244
    Dividends accrued                                                            3,312                 3,312
    Other                                                                       78,869                66,309
                                                                            ----------            ----------
             Total current and accrued liabilities                             524,996               485,686
                                                                            ----------            ----------
Total Capital and Liabilities                                               $6,744,981            $6,754,469
                                                                            ==========            ==========

                             UNION ELECTRIC COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
           (Thousands of Dollars Except Shares and Per Share Amounts)

                                                                   Three Months Ended         Twelve Months Ended
                                                                          March 31,                 March 31,
                                                                   ---------------------      ---------------------
                                                                       1996       1995          1996          1995
                                                                       ----       ----          ----          ----
Operating revenues:

  Electric                                                         $414,686     $408,748     $2,020,391    $1,976,314
  Gas                                                                44,548       38,212         94,149        87,570
  Steam                                                                 157          155            443           447
                                                                   --------     --------     ----------    ----------
      Total operating revenue                                       459,391      447,115      2,114,983     2,064,331
Operating expenses:
  Operations
    Fuel and purchased power                                         88,085       88,899        364,345       336,865
    Other                                                           114,129      109,385        423,865       423,832
                                                                   --------     --------     ----------    ----------
                                                                    202,214      198,284        788,210       760,697

    Maintenance                                                      48,634       50,168        220,075       205,543
    Depreciation and decommissioning                                 59,585       57,600        235,221       228,464
    Income taxes                                                     28,221       23,860        213,902       205,655
    Other taxes                                                      50,983       49,897        213,231       211,631
                                                                   --------     --------     ----------    ----------
      Total operating expenses                                      389,637      379,809      1,670,639     1,611,990

Operating income                                                     69,754       67,306        444,344       452,341

Other income and deductions:
  Allowance for equity funds used
    during construction                                               1,702        1,892          6,637         6,006
  Miscellaneous, net                                                    895          646         (5,733)       (1,588)
                                                                   --------     --------     ----------    ----------

    Total other income/deductions, net                                2,597        2,538            904         4,418

Income before interest charges                                       72,351       69,844        445,248       456,759

Interest charges:
  Interest                                                           33,858       33,435        135,163       142,163
  Allowance for borrowed funds
    used during construction                                         (1,647)      (1,815)        (5,938)       (6,159)
                                                                    --------    --------     ----------    ----------
      Net interest charges                                           32,211       31,620        129,225       136,004

Net income                                                           40,140       38,224        316,023       320,755

Preferred stock dividends                                             3,312        3,313         13,249        13,251
                                                                   --------     --------     ----------    ----------

Earnings on common stock                                           $ 36,828     $ 34,911     $  302,774    $  307,504
                                                                   ========     ========     ==========    ==========

Earnings per share of common stock                                    $0.36        $0.34          $2.96         $3.01
                                                                      =====        =====          =====         =====
(based on average shares outstanding)

Dividends per share of common stock                                  $0.625        $0.61          $2.47         $2.41
                                                                     ======        =====          =====         =====

Average number of common shares
  outstanding (in thousands)                                        102,124      102,124        102,124       102,124
                                                                    =======      =======        =======       =======

                            UNION ELECTRIC COMPANY                        Page 4
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED
                             (Thousands of Dollars)

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                       ------------------
                                                                                      1996            1995
                                                                                      ----            ----
Cash Flows From Operating:
  Net income                                                                         $ 40,140       $ 38,224
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                    57,173         55,272
      Amortization of nuclear fuel                                                     10,723          9,375
      Allowance for funds used during construction                                     (3,349)        (3,707)
      Postretirement benefit accrual                                                        -          8,086
      Deferred income taxes, net                                                        4,832         (2,705)
      Deferred investment tax credits, net                                             (1,547)        (1,546)
      Changes in assets and liabilities:
          Receivables, net                                                             27,874         28,518
          Materials and supplies                                                        7,297         (3,429)
          Accounts and wages payable                                                  (88,303)        24,846
          Taxes accrued                                                                45,387         47,748
          Interest and dividends accrued or declared                                    8,215          9,328
          Other, net                                                                   11,086        (10,091)
                                                                                     --------       --------
Net cash provided by operating activities                                             119,528        199,919

Cash Flows From Investing:
  Construction expenditures                                                           (83,605)       (88,384)
  Allowance for funds used during construction                                          3,349          3,707
  Nuclear fuel expenditures                                                           (18,054)        (8,845)
                                                                                     --------       --------
Net cash used in investing activities                                                 (98,310)       (93,522)

Cash Flows From Financing:
  Dividends on preferred stock                                                         (3,312)        (3,313)
  Dividends on common stock                                                           (63,828)       (62,295)
  Environmental bond funds                                                                  -          1,620
  Redemptions -
    Nuclear fuel lease                                                                 (7,959)       (48,911)
    Long-term debt                                                                     (5,000)             -
  Issuances -
    Nuclear fuel lease                                                                 13,173         12,704
    Short-term debt                                                                    16,900              -
    Long-term debt                                                                     40,000              -
                                                                                     --------       --------
Net cash used in financing activities                                                 (10,026)      (100,195)

                                                                                     --------       --------
Net change in cash and cash equivalents                                                11,192          6,202

Cash and cash equivalents at beginning of period                                        1,025          1,510
                                                                                     --------       --------

Cash and cash equivalents at end of period                                           $ 12,217      $   7,712
                                                                                     ========      =========

Supplemental disclosure of cash flow information:
  Cash and cash equivalents include cash on hand and temporary investments purchased with a maturity of three months or less

  Cash paid during the period:
    Interest (net of amount capitalized)                                             $ 22,422      $  20,696
    Income taxes                                                                          170          1,076


                             UNION ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1995 Annual Report on Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the registrant.

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

Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 1996 and 1995 are not necessarily indicative of trends for any twelve-month period.

Note 4 - On July 21, 1995, the Missouri Public Service Commission approved an agreement involving the registrant's Missouri electric rates.
          The agreement provided for a 1.8 percent rate decrease for all classes of Missouri retail electric customers, effective August 1, 1995, reducing annual revenues by $30 million. In addition, a one-time $30 million credit was provided to Missouri electric customers in 1995 under the agreement. Also included is a three-year plan which provides that earnings in any future years in excess of a 12.61% return on equity (determined on a regulatory basis) will be shared equally between customers and stockholders and earnings above a 14% return on equity will be credited to customers. The formula for computing the credit uses twelve month results ending June 30, rather than calendar year earnings. At March 31, 1996, the registrant estimated that it will pay a credit of at least $13.5 million to its Missouri electric customers later in 1996. This credit was reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the registrant's earnings for the 12 months ending June 30, 1996.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS


        The registrant and CIPSCO Incorporated entered into a Merger Agreement dated August 11, 1995, which was later approved by the shareholders of both companies in December 1995. The merged entity is expected to realize approximately $644 million in net savings over 10 years from combining certain operations of the two companies and is expected to adopt Union Electric's dividend payment level. However, the merger is conditioned upon, among other things, receipt of certain regulatory and governmental approvals. The merger is expected to be consummated in early 1997.

RESULTS OF OPERATIONS

        First quarter 1996 common stock earnings were $36.8 million or 36 cents per share, an increase of $1.9 million from 1995's first quarter. Earnings per share in the first quarter of 1996 were 2 cents higher than in the comparable year-ago period despite a $13.5 million revenue reduction to provide for a credit expected to be paid to Missouri electric customers later in 1996. This reduced earnings by 8 cents per share. Additionally, the 1.8 percent rate decrease for Missouri electric customers implemented in August, 1995 further reduced electric revenues in this year's first quarter by $7 million and earnings by about 4 cents per share when compared to the same 1995 period.
(See Note 4 to the Financial Statements of this report).

        The increased earnings for the three months ended March 31, 1996 over the comparable 1995 period primarily reflect increased electric and gas operating revenues, largely offset by the revenue adjustments noted above. The higher first quarter revenues were primarily from increased electricity and gas sales this year due to colder winter weather and an additional day in the quarter due to leap year.

        Common stock earnings for the twelve months ended March 31, 1996 were $302.8 million, a $4.7 million decrease from the preceding twelve-month period. Earnings of $2.96 per share for the twelve months ended March 31, 1996 decreased 5 cents per share from the twelve months ended March 31, 1995.

        The decreased earnings for the twelve months ended March 31, 1996 versus the prior twelve-month period reflects higher electric operating revenues and lower interest charges offset by increased operating expenses and merger-related expenses. Electric revenues were higher despite the revenue adjustments noted above and the one-time $30 million credit for Missouri electric customers recorded in the third quarter of 1995. (See Note 4 to the Financial Statements of this report). In addition to greater fuel and purchased power costs, operating expenses were up due to increased maintenance, depreciation and taxes. The increased maintenance expenses for the twelve months ended March 31, 1996 resulted from the Spring 1995 Callaway nuclear refueling outage.

        The significant items affecting revenues, costs and earnings during the three-month and twelve-month periods ended March 31, 1996 and 1995 are detailed below:


Electric Operating Revenues
(Millions of Dollars)                          Variations for periods ended March 31, 1996
                                                        from comparable prior periods
                                            --------------------------------------------------
                                            Three Months                           Twelve Months
                                           -------------                           -------------
Rate variations                             $  (6.9)                                $ (20.6)
Credit to customers                           (13.5)                                  (43.5)
Effect of abnormal weather                      7.9                                    57.1
Growth and other                               18.4                                    51.1
                                             ------                                  ------
                                             $  5.9                                  $ 44.1
                                             ======                                  ======

        As discussed previously, rate variations and credits to customers for the three months and twelve months ended March 31, 1996 are attributable to the agreement reached with the Missouri Public Service Commission in July 1995, as discussed previously.

                                                                          Page 7
                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)

        First quarter 1996 kilowatt-hour sales were up 7 percent from the same quarter of 1995, primarily due to colder winter weather and an additional day in the quarter due to leap year. Weather-sensitive residential and commercial sales rose 10 percent and 7 percent, respectively, from the year-ago quarter while industrial sales grew 3 percent.

        Kilowatt-hour sales for the twelve months ended March 31, 1996 increased 6 percent over the prior twelve-month period. This increase reflects hotter than normal and colder than normal temperatures in the 1995 third quarter and the 1996 first quarter, respectively, and a strong local economy. Residential sales increased 9 percent, while sales to commercial and industrial customers rose 4 percent and 3 percent, respectively.


Operating Expenses
(Millions of Dollars)
                                                   Variations for periods ended March 31, 1996
                                                          from comparable prior periods
                                               --------------------------------------------------
                                                Three Months                      Twelve Months
                                                ------------                      -------------
Fuel:
  Variation in generation                        $ 6.6                                $ 11.4
  Price                                           (6.4)                                 (2.3)
  Generation efficiencies                          2.3                                   4.7
  Department of Energy assessment                 (0.3)                                 (0.7)
Net Interchange sales and purchased power
  variation                                       (3.0)                                 14.4
                                                 -----                                 -----
                                                 $(0.8)                                $27.5
                                                 =====                                 =====

        The decrease in fuel and purchased power costs for the three months ended March 31, 1996, versus the three months ended March 31, 1995, is primarily due to lower fuel prices and reduced net purchased power costs offset by increased generation and reduced generating efficiencies.

        The increased fuel and purchased power costs for the twelve months ended March 31, 1996, versus the twelve months ended March 31, 1995, is primarily due to greater net purchased power costs and increased generation. These increases resulted from the need for replacement power during the Callaway plant refueling outage during the Spring of 1995 and greater electricity sales during the hot 1995 summer and colder first quarter of 1996.

        Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases. During the three months ended March 31, 1996, versus the comparable 1995 period, operations expenses other than fuel and purchased power were up $5 million due primarily to increased gas purchased for resale. Maintenance expenses during the current three-month period were $1.5 million lower primarily due to reduced labor expense.

        For the twelve months ended March 31, 1996, versus the prior twelve-month period, operations expenses other than fuel and purchased power, were unchanged with a $5 million increase in natural gas purchased for resale and a $6 million increase in labor being offset by a $11 million reduction in other expenses. The $11 million reduction in other expenses resulted primarily from a $5 million decrease in employee benefits expense, a $8 million decrease in injuries, damages and insurance premiums offset by a $2 million increase in materials and supplies expense. Maintenance expenses for the current twelve-month period increased $15 million due to a $21 million increase in power plant maintenance (due largely to the Spring 1995 Callaway nuclear refueling outage), partially offset by reduced distribution system maintenance.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

        Depreciation expense for the three-month and twelve-month periods ended March 31, 1996, versus the comparable 1995 periods, increased $2 million and $7 million, respectively, primarily due to increases in depreciable property.

        Other taxes charged to operating expenses increased $1 million and $2 million, respectively, during the three and twelve months ended March 31, 1996, versus the comparable 1995 periods, resulting primarily from increased gross receipts taxes due to greater sales.

        Income taxes charged to operating expenses increased $4 million and $8 million, respectively, during the three and twelve months ended March 31, 1996, versus the comparable 1995 periods, primarily due to higher pretax income and a higher effective tax rate.

Other Income and Deductions

        Miscellaneous other net income and deductions decreased $4 million for the twelve months ended March 31, 1996, versus the comparable 1995 period, primarily reflecting $10 million of merger-related expenses partially offset by reduced charitable contributions during the current twelve-month period.

Interest

        During the twelve months ended March 31, 1996 versus the comparable prior year period, interest decreased $7 million, primarily due to reductions in other interest expense, partially offset by interest from higher rates on variable rate long-term debt.

Allowance for Funds Used During Construction (AFC)

        Variations in AFC track construction work in progress and changes were not significant for the reporting periods. During the twelve- month periods ended March 31, 1996 and 1995, AFC rates averaged 9.2 percent and 9.3 percent, respectively.

Balance Sheet

        The $30.5 million decrease in accounts receivable and unbilled revenues is due primarily to increased budget billing accounts receivable balances in November and December 1995 resulting from the hot summer weather in 1995, as well as variations in revenue receipts for the months of February and March 1996, compared to the months of November and December 1995.

        Changes in the accounts payable, income taxes accrued and other tax accruals result from the timing of various payments to taxing authorities and suppliers.

Rate Matters

        See Note 4 under Notes to Financial Statements of this report.

        On April 24, 1996 the FERC issued Orders 888 and 889 which are intended to promote competition in the wholesale energy market. FERC will require transmission owning public utilities, such as the registrant, to provide transmission access and service to others in a manner similar and comparable to that which the utility has by virtue of ownership. In Order 888, FERC requires that a single tariff be used by the utility in providing transmission service. Order 888 also provides for the recovery of stranded costs.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)

Rate Matters (Continued)

        Order 889 established the Standards of Conduct and information requirements that transmission owners must adhere to in doing business under the open access rule. Under Order 889, utilities must obtain transmission service for their own use in the same manner its customers will obtain service, thus mitigating market power through control of transmission facilities.

        The registrant is currently evaluating Orders 888 and 889. Based on its preliminary analysis, the registrant believes that these Orders, as they relate to its wholesale business, will not have a material adverse effect on its financial condition, results of operations or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by the registrant's operations was $120 million for the three months ended March 31, 1996 compared to $200 million during the same period in 1995.

        Cash flows used in investing activities totaled $98 million and $94 million for the three months ended March 31, 1996 and 1995, respectively. Construction expenditures for the three months ended March 31, 1996 were for constructing new or improving existing facilities, purchasing railroad coal cars and expenditures for complying with the Clean Air Act. In addition, the registrant expended $18 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1996 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

        Cash flows used in financing activities were $10 million for the three months ended March 31, 1996 compared to $100 million during the same period in 1995. The registrant's principal financing activities for the three months ended March 31, 1996 were the redemption of $5 million of First Mortgage Bonds, the issuance of $40 million of long-term debt under a revolving credit agreement and the payment of dividends. On February 9, 1996, the Board of Directors of the registrant declared a quarterly dividend of 62.5 cents per common share. Common stock dividends paid for the twelve months ended March 31, 1996, resulted in a pay out rate of 83% of registrant's earnings to common stockholders. Dividends paid to registrant's common stockholders relative to net cash provided by operating activities for the same period were 45%.

        The registrant plans to utilize short-term debt as support for normal operations and other temporary requirements. The registrant is authorized by the Federal Energy Regulatory Commission (FERC) to have outstanding at any one time up to $600 million of short-term unsecured debt instruments. Short-term borrowings of the registrant consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At March 31, 1996, the registrant had committed banks lines of credit aggregating $184 million (of which $147.5 million was unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options, and in support of which the registrant pays to its lending banks annual fees up to 0.10%. These lines of credit are renewable annually at various dates throughout the year. The registrant also has bank credit agreements due 1998 and 1999 which permit the registrant to borrow up to $300 million and $200 million,
respectively, on a long-term basis.   At March 31, 1996, $40 million of such
borrowings were outstanding.

        Additionally, the registrant has a lease agreement which provides for the financing of nuclear fuel. At March 31, 1996, the maximum amount which may be financed under the agreement is $120 million. Cash provided from financing for the three months ended March 31, 1996 included issuances for nuclear fuel of $13 million offset by $8 million of redemptions. At March 31, 1996, $102 million was financed under the lease.

        On May 1, 1996, the registrant redeemed $30,000,000 of 5-1/2% Series First Mortgage Bonds, due on that date, at a price of 100% of the principal amount.

                           PART II. OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the annual meeting of stockholders of the registrant held on April 23, 1996, the following matters were presented to the meeting for a vote and the results of such voting are as follows:


            Item (1)  Election of Directors.

                                                                                                  Non-Voted
                   Name                                           For(1)         Withheld(1)      Brokers(2)
                   ----                                           -----          ----------       ---------
            William E. Cornelius  . . . . . . . . . . .        84,266,108        1,367,496       11,481,942
            Thomas A. Hays  . . . . . . . . . . . . . .        84,298,877        1,332,498       11,481,942
            Thomas H. Jacobsen  . . . . . . . . . . . .        84,297,310        1,327,823       11,481,942
            Richard A. Liddy  . . . . . . . . . . . . .        84,231,037        1,371,417       11,481,942
            John Peters MacCarthy . . . . . . . . . . .        84,265,028        1,352,300       11,481,942
            Paul L. Miller, Jr. . . . . . . . . . . . .        84,231,780        1,378,044       11,481,942
            Charles W. Mueller  . . . . . . . . . . . .        84,310,700        1,333,355       11,481,942
            Robert H. Quenon  . . . . . . . . . . . . .        83,484,538        1,521,438       11,481,942
            Harvey Saligman . . . . . . . . . . . . . .        84,104,781        1,481,408       11,481,942
            Janet McAfee Weakley  . . . . . . . . . . .        84,078,702        1,502,536       11,481,942



            Item (2) Stockholder Proposal re Report on Callaway Plant Decommissioning Cost.

                                                                                         Non-Voted
                          For                  Against              Abstain              Brokers(2)
                          ---                  -------              -------              --------
                       7,244,625             62,750,602            4,237,244             20,510,181

____________________

(1) Reflects effect of cumulative voting.

(2) Ascertained by deduction.


ITEM 5.     OTHER INFORMATION

UNAUDITED PRO FORMA FINANCIAL INFORMATION

AMEREN CORPORATION

            On August 11, 1995, the registrant and CIPSCO Incorporated ("CIPSCO") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and governmental approvals; is expected to be consummated in early 1997; and will result in a newly formed holding company, Ameren Corporation. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of the registrant and CIPSCO, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro form a combined condensed balance sheet at March 31, 1996 gives effect to the Merger as if it had occurred at March 31, 1996. The unaudited pro forma combined condensed statements of income for the three-month periods ended March 31, 1996, 1995 and the twelve-month period ended March 31, 1996, give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

            The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of the registrant and CIPSCO. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the three-month periods ended March 31, 1996 and 1995, are not necessarily indicative of trends for any twelve-month period.

                                                                         Page 12
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                                 BALANCE SHEET
                               AT MARCH 31, 1996
                             (THOUSANDS OF DOLLARS)

ASSETS                                                          As Reported (Note 1)         Pro Forma
- ------                                                         ----------------------        Adjustments     Pro Forma
Property and plant                                              UE             CIPSCO        (Notes 2,9)     Combined
                                                               -----           ------        -----------    ---------
    Electric                                                   $8,558,166     $2,332,505      $ 374,762   $11,265,433
    Gas                                                           176,784        231,879           -          408,663
    Other                                                          35,097          -               -           35,097
                                                               ----------     ----------      ---------   -----------
                                                                8,770,047      2,564,384        374,762    11,709,193
    Less accumulated depreciation and amortization              3,559,955      1,146,735        255,439     4,962,129
                                                               ----------     ----------      ---------   -----------
                                                                5,210,092      1,417,649        119,323     6,747,064
    Construction work in progress:
         Nuclear fuel in process                                  142,325          -               -          142,325
         Other                                                    115,464         41,937          1,633       159,034
                                                               ----------     ----------      ---------   -----------
             Total property and plant, net                      5,467,881      1,459,586        120,956     7,048,423
Regulatory asset - deferred income taxes (Note 6)                 706,371         44,236           -          750,607
Other assets:
    Unamortized debt expense                                       43,260         16,123            640        60,023
    Nuclear decommissioning trust fund                             78,032          -               -           78,032
    Investments in nonregulated activities                          -            107,213           -          107,213
    Other                                                          25,912         29,096         (1,528)       53,480
                                                               ----------     ----------      ---------   -----------
             Total other assets                                   147,204        152,432           (888)      298,748
Current assets:
    Cash and temporary investments                                 12,217          7,903            133        20,253
    Accounts receivable, net                                      173,762         73,579         22,015       269,356
    Unbilled revenue                                               69,307         27,225           -           96,532
    Materials and supplies, at average cost -
         Fossil fuel                                               36,468         33,255          7,637        77,360
         Other                                                     95,537         41,477          4,993       142,007
    Other                                                          36,234         17,300          3,700        57,234
                                                               ----------     ----------      ---------   -----------
             Total current assets                                 423,525        200,739         38,478       662,742
                                                               ----------     ----------      ---------   -----------
Total Assets                                                   $6,744,981     $1,856,993      $ 158,546   $ 8,760,520
                                                               ==========     ==========      =========   ===========


CAPITAL AND LIABILITIES:
- ------------------------
Capitalization:
    Common stock (Note 2)                                      $  510,619     $  356,812      $(866,059)  $    1,372
    Other stockholders' equity (Note 2)                         1,781,578        298,894        866,059    2,946,531
                                                               ----------     ----------      ---------   ----------
             Total common stockholders' equity                  2,292,197        655,706           -       2,947,903
    Preferred stock of subsidiary                                 219,147         80,000           -         299,147
    Long-term debt                                              1,771,139        479,002        130,000    2,380,141
                                                               ----------     ----------      ---------   ----------
             Total capitalization                               4,282,483      1,214,708        130,000    5,627,191
Minority interest in consolidated subsidiary                        -              -              3,534        3,534
Accumulated deferred income taxes                               1,327,759        326,372         (7,059)   1,647,072
Accumulated deferred investment tax credits                       164,977         51,397           -         216,374
Regulatory liability                                              213,331        114,219           -         327,550
Accumulated provision for nuclear decommissioning                  79,705          -               -          79,705
Other deferred credits and liabilities                            151,730          -              6,506      158,236
Current liabilities:
    Current maturity of long-term debt                            102,289          -              -          102,289
    Short-term debt                                                36,500         10,995          2,000       49,495
    Accounts payable                                               85,314         50,233         18,029      153,576
    Wages payable                                                  32,000         10,691         -            42,691
    Taxes accrued                                                 132,253         25,955         -           158,208
    Interest accrued                                               54,459          8,654          2,886       65,999
    Other                                                          82,181         43,769          2,650      128,600
                                                               ----------     ----------      ---------   ----------
             Total current liabilities                            524,996        150,297         25,565      700,858
                                                               ----------     ----------      ---------   ----------
Total Capital and Liabilities                                  $6,744,981     $1,856,993      $ 158,546   $8,760,520
                                                               ==========     ==========      =========   ==========


  See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 13
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              STATEMENTS OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1996
           (Thousands of Dollars Except Shares and Per Share Amounts)



                                                                    UE              CIPSCO
                                                                    --              ------          Pro Forma
                                                                (As Reported)    (As Reported)      Adjustments    Pro Forma
                                                               (Notes 1,4,10)     (Notes 1,4)       (Notes 2,9)    Combined
                                                               --------------     -----------       ----------     ---------
OPERATING REVENUES:
  Electric                                                           $414,686       $171,288        $48,136       $634,110
  Gas                                                                  44,548         64,418           -           108,966
  Other                                                                   157          2,173            104          2,434
                                                                     --------       --------        -------       --------
        Total operating revenues                                      459,391        237,879         48,240        745,510


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                           88,085         69,269         28,037        185,391
    Gas costs                                                          24,325         41,197           -            65,522
    Other                                                              89,804         34,635          4,431        128,870
                                                                     --------       --------        -------       --------
                                                                      202,214        145,101         32,468        379,783
  Maintenance                                                          48,634         11,436          3,815         63,885
  Depreciation and amortization                                        59,585         20,913          3,776         84,274
  Income taxes (Note 7)                                                28,221         13,460          1,946         43,627
  Other taxes                                                          50,983         16,013            552         67,548
                                                                     --------       --------        -------       --------
        Total operating expenses                                      389,637        206,923         42,557        639,117

OPERATING INCOME                                                       69,754         30,956          5,683        106,393

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        1,702             11           -             1,713
  Minority interest in consolidated subsidiary                           -              -            (1,192)        (1,192)
  Miscellaneous, net                                                      895           (203)        (1,851)        (1,159)
                                                                     --------       --------        -------       --------
        Total other income and deductions, net                          2,597           (192)        (3,043)          (638)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                                72,351         30,764          2,640        105,755

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                             33,858          8,722          2,640         45,220
  Allowance for borrowed funds used during
    construction                                                       (1,647)           (15)          -            (1,662)
  Preferred dividends of subsidiaries (Note 8)                          3,312            939           -             4,251
                                                                     --------       --------        -------       --------
     Net interest charges and preferred dividends                      35,523          9,646          2,640         47,809

NET INCOME                                                           $ 36,828       $ 21,118        $  -          $ 57,946
                                                                     ========       ========        =======       ========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $0.36          $0.62                         $0.42
                                                                        =====          =====                         =====
AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834     34,069,542      1,022,086     137,215,462
                                                                  ===========     ==========      =========     ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 14
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              STATEMENTS OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1995
           (Thousands of Dollars Except Shares and Per Share Amounts)



                                                                      UE           CIPSCO
                                                                      --           ------            Pro Forma
                                                                  (As Reported)  (As Reported)       Adjustments    Pro Forma
                                                                    (Note 1)     (Notes 1,3)         (Notes 2,9)    Combined
                                                                    --------     -----------         ----------     ---------
OPERATING REVENUES:
  Electric                                                           $408,748       $153,188          $46,053       $607,989
  Gas                                                                  38,212         55,687                -         93,899
  Other                                                                   155          1,587               53          1,795
                                                                     --------       --------          -------       --------
        Total operating revenues                                      447,115        210,462           46,106        703,683


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                           88,899         57,984           25,975        172,858
    Gas costs                                                          19,286         34,131                -         53,417
    Other                                                              90,099         41,526            4,561        136,186
                                                                     --------       --------          -------       --------
                                                                      198,284        133,641           30,536        362,461
  Maintenance                                                          50,168         12,205            4,023         66,396
  Depreciation and amortization                                        57,600         20,601            3,792         81,993
  Income taxes (Note 7)                                                23,860          6,680            1,828         32,368
  Other taxes                                                          49,897         15,763              547         66,207
                                                                     --------       --------          -------       --------
        Total operating expenses                                      379,809        188,890           40,726        609,425

OPERATING INCOME                                                       67,306         21,572            5,380         94,258

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        1,892            171             -             2,063
  Minority interest in consolidated subsidiary                           -               -             (1,128)        (1,128)
  Miscellaneous, net                                                      646            315           (1,682)          (721)
                                                                     --------       --------          -------       --------
        Total other income and deductions, net                          2,538            486           (2,810)           214

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                                69,844         22,058            2,570         94,472

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                             33,435          8,537            2,570         44,542
  Allowance for borrowed funds used during
    construction                                                       (1,815)           (15)            -            (1,830)
  Preferred dividends of subsidiaries (Note 8)                          3,313            968             -             4,281
                                                                     --------       --------          -------       --------
     Net interest charges and preferred dividends                      34,933          9,490            2,570         46,993

NET INCOME                                                           $ 34,911       $ 12,568          $  -          $ 47,479
                                                                     ========       =========         =======       ========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $0.34          $0.37          $  -             $0.35
                                                                        =====          =====          =======          =====
AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834     34,069,542        1,022,086    137,215,462
                                                                  ===========     ==========        =========    ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 15
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              STATEMENTS OF INCOME
                       TWELVE MONTHS ENDED MARCH 31, 1996
           (Thousands of Dollars Except Shares and Per Share Amounts)



                                                                     UE               CIPSCO
                                                                     --               ------          Pro Forma
                                                                 (As Reported)    (As Reported)       Adjustments       Pro Forma
                                                                (Notes 1,4,10)    (Notes 1,3,4)       (Notes 2,9)       Combined
                                                                --------------    -------------       ----------        ---------
OPERATING REVENUES:
  Electric                                                         $2,020,391       $721,583            $184,846        $2,926,820
  Gas                                                                  94,149        138,337                   -           232,486
  Other                                                                   443          9,759                 412            10,614
                                                                   ----------       --------            --------        ----------
        Total operating revenues                                    2,114,983        869,679             185,258         3,169,920


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                          364,345        259,511              99,791           723,647
    Gas costs                                                          56,290         81,120                 -             137,410
    Other                                                             367,575        148,477              19,018           535,070
                                                                   ----------       --------            --------        ----------
                                                                      788,210        489,108             118,809         1,396,127
  Maintenance                                                         220,075         67,227              17,733           305,035
  Depreciation and amortization                                       235,221         83,575              15,730           334,526
  Income taxes (Note 7)                                               213,902         52,551               7,976           274,429
  Other taxes                                                         213,231         56,863               1,917           272,011
                                                                   ----------       --------            --------        ----------
        Total operating expenses                                    1,670,639        749,324             162,165         2,582,128

OPERATING INCOME                                                      444,344        120,355              23,093           587,792

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        6,637            729                 -               7,366
  Minority interest in consolidated subsidiary                           -              -                 (4,625)           (4,625)
  Miscellaneous, net                                                   (5,733)        (2,816)             (8,081)          (16,630)
                                                                   ----------       ---------           --------        ----------
        Total other income and deductions, net                            904         (2,087)            (12,706)          (13,889)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               445,248        118,268              10,387           573,903

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                            135,163         33,954              10,387           179,504
  Allowance for borrowed funds used during
    construction                                                       (5,938)           (73)                -              (6,011)
  Preferred dividends of subsidiaries (Note 8)                         13,249          3,821                 -              17,070
                                                                   ----------       --------            --------        ----------
     Net interest charges and preferred dividends                     142,474         37,702              10,387           190,563

NET INCOME                                                         $  302,774       $ 80,566            $    -          $  383,340
                                                                   ==========       ========            ========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.96          $2.36                                 $2.79
                                                                        =====          =====                                 =====
AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834     34,069,542           1,022,086       137,215,462
                                                                  ===========     ==========           =========       ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 16
                               AMEREN CORPORATION


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

3. Net income for the three months ended March 31, 1995 includes CIPSCO's pre-tax charges of $5.8 million for a voluntary separation program. Net income for the twelve months ended March 31, 1996 includes $5.7 million of system development expenses.

4. The allocation between the registrant and CIPSCO and their customers of the estimated cost savings resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $22 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the three months and twelve months ended March 31, 1996 include merger transaction costs and costs to achieve such savings of $0.9 million and $9.9 million, net of income taxes, for the registrant and $0.7 million and $5.4 million, net of income taxes, for CIPSCO, respectively.

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

9. Pro forma adjustments have been made to consolidate the financial results of Electric Energy, Inc. (EEI), which will, in substance, be a 60% owned subsidiary of Ameren subsequent to the merger. The registrant and CIPSCO hold 40% and 20% ownership interests, respectively, in EEI and account for these investments under the equity method of accounting. All intercompany transactions between the registrant, CIPSCO and EEI have been eliminated.

10. Net income for the three and twelve months ended March 31, 1996 includes credits for Missouri electric customers which reduced revenues and pre-tax income of the registrant by $13.5 million and $43.5 million, respectively.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits.

                 Exhibit 12(a)  -  Computation of Ratio of Earnings to Fixed
                                   Charges, 12 Months Ended March 31, 1996.

                 Exhibit 12(b)  -  Computation of Ratio of Earnings to Fixed
                                   Charges and Preferred Stock Dividend
                                   Requirements, 12 Months Ended March 31,
                                   1996.

                 Exhibit 27     -  Financial Data Schedule.

           (b)   Reports on Form 8-K.  None




                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  UNION ELECTRIC COMPANY
                                                       (Registrant)



May 13, 1996                                      By  /s/ Donald E. Brandt
                                                    ----------------------------
                                                         Donald E. Brandt
                                                       Senior Vice President
                                                  Finance and Corporate Services