Form 10-Q
period 1996-06-30
UNION ELECTRIC CO
filed 1996-08-14
CIK 100826

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTERLY PERIOD ENDED JUNE 30, 1996

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


                           Yes    X        No
                              --------.      -------.


Shares outstanding of each of registrant's classes of common stock as of July 31, 1996:
    Common Stock, $5 par value - 102,123,834
            (excl. 42,990 treasury shares)

                             UNION ELECTRIC COMPANY

                                     INDEX



                                                                        Page No.

Part I    Financial Information (Unaudited)

          Balance Sheet --
           June 30, 1996 and December 31, 1995                            2

          Statement of Income --
            Three Months, Six Months and Twelve Months Ended
            June 30, 1996 and 1995                                        3

          Statement of Cash Flows --
            Six Months Ended June 30, 1996 and 1995                       4

Notes to Financial Statements                                             5

Management's Discussion and Analysis                                   6 thru 10



Part II   Other Information

                            UNION ELECTRIC COMPANY                       Page 2
                                 BALANCE SHEET
                                   UNAUDITED

ASSETS:                                 (Thousands of Dollars)              June 30,             December 31,
- -------
Property and plant, at original cost                                           1996                   1995
                                                                           ------------          --------------
    Electric                                                                $8,622,939            $8,473,501
    Gas                                                                        178,845               174,231
    Other                                                                       34,763                35,033
                                                                             ---------             ---------
                                                                             8,836,547             8,682,765
    Less accumulated depreciation and amortization                           3,613,616             3,494,722
                                                                             ---------            ----------
                                                                             5,222,931             5,188,043
    Construction work in progress:
         Nuclear fuel in process                                               148,706               121,460
         Other                                                                 127,445               125,934
                                                                             ---------             ---------
             Total property and plant, net                                   5,499,082             5,435,437
Regulatory asset - deferred income taxes                                       701,612               732,580
Deferred charges:
    Unamortized debt expense                                                    42,335                44,496
    Nuclear decommissioning trust fund                                          81,778                73,838
    Other                                                                       24,325                20,101
                                                                             ---------             ---------
             Total deferred charges                                            148,438               138,435
Current assets:
    Cash                                                                        15,970                 1,025
    Accounts receivable - trade (less allowance for doubtful
       accounts of $5,320 and $6,925 at respective dates)                      196,568               191,520
    Unbilled revenue                                                           122,837                82,098
    Other accounts and notes receivable                                         22,413                21,602
    Materials and supplies, at average cost -
        Fossil fuel                                                             54,830                46,381
        Construction and maintenance                                            96,311                92,921
    Other                                                                        7,102                12,470
                                                                             ---------             ---------
             Total current assets                                              516,031               448,017
                                                                             ---------             ---------
Total Assets
                                                                            $6,865,163            $6,754,469
                                                                             =========             =========


CAPITAL AND LIABILITIES:
- ------------------------
Capitalization:
    Common stock, $5 par value, authorized 150,000,000 shares-
         outstanding 102,123,834 shares (excluding 42,990 shares at
         par value in treasury)                                             $  510,619            $  510,619
    Other paid-in capital                                                      717,669               717,669
    Retained earnings                                                        1,060,716             1,090,909
                                                                             ---------             ---------
             Total common stockholders' equity                               2,289,004             2,319,197
    Preferred stock not subject to mandatory redemption                        218,497               218,497
    Preferred stock subject to mandatory redemption                                624                   650
    Capital lease obligation                                                    78,920                62,607
    Long-term debt                                                           1,755,585             1,710,585
    Unamortized discount and premium on debt                                    (9,297)               (9,579)
                                                                             ---------             ---------
       Long-term debt, net                                                   1,746,288             1,701,006
                                                                             ---------             ---------
           Total capitalization                                              4,333,333             4,301,957
Accumulated deferred income taxes                                            1,325,046             1,357,689
Accumulated deferred investment tax credits                                    163,430               166,524
Regulatory liability                                                           210,160               216,502
Accumulated provision for nuclear decommissioning                               83,451                75,511
Other deferred credits and liabilities                                         152,541               150,600
Current and accrued liabilities:
    Current maturity of capital lease obligation                                31,599                34,462
    Current maturity of long-term debt                                          45,000                35,000
    Accounts payable                                                           108,665               169,012
    Wages payable                                                               33,599                36,605
    Bank loans                                                                  70,000                19,600
    Accumulated deferred income taxes                                           40,749                27,429
    Income taxes accrued                                                        37,211                29,986
    Other taxes accrued                                                         63,202                17,727
    Interest accrued                                                            45,033                46,244
    Dividends accrued                                                            3,312                 3,312
    Other                                                                      118,832                66,309
                                                                             ---------             ---------
             Total current and accrued liabilities                             597,202               485,686
                                                                             ---------             ---------
Total Capital and Liabilities                                               $6,865,163            $6,754,469
                                                                             =========             =========

                             UNION ELECTRIC COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
           (Thousands of Dollars Except Shares and Per Share Amounts)

                                              Three Months Ended          Six Months Ended         Twelve Months Ended
                                                    June 30,                  June 30,                    June 30,
                                              ------------------         ------------------        --------------------
                                              1996         1995          1996          1995         1996         1995
                                               ----         ----         ----          ----         ----         ----
Operating revenues:
  Electric                                    $495,548    $500,081      $910,234   $908,829     $2,015,858  $ 1,959,548
  Gas                                           13,930      13,402        58,478     51,614         94,678       84,969
  Steam                                            102          92           259        247            452          445
                                              --------    --------      --------   --------     ----------   ----------
      Total operating revenue                  509,580     513,575       968,971    960,690      2,110,988    2,044,962
Operating expenses:
  Operations
    Fuel and purchased power                    88,893      81,180       176,978    170,079        372,057      338,762
    Other                                      106,645     102,771       220,774    212,156        427,740      421,950
                                              --------    --------      --------   --------     ----------   ----------
                                               195,538     183,951       397,752    382,235        799,797      760,712

    Maintenance                                 61,828      60,920       110,462    111,088        220,982      218,341
    Depreciation and decommissioning            59,700      58,178       119,285    115,778        236,745      230,450
    Income taxes                                44,644      50,210        72,865     74,070        208,336      192,493
    Other taxes                                 52,224      53,156       103,207    103,053        212,299      211,271
                                              --------    --------      --------   --------     ----------   ----------
      Total operating expenses                 413,934     406,415       803,571    786,224      1,678,159    1,613,267

Operating income                                95,646     107,160       165,400    174,466        432,829      431,695

Other income and deductions:
  Allowance for equity funds used
    during construction                          2,121       1,016         3,823      2,908          7,742        5,539
  Miscellaneous, net                            (2,481)        887        (1,586)     1,533         (9,099)      (1,163)
                                              --------    --------       -------   --------     ----------   ----------

    Total other income/deductions, net            (360)      1,903         2,237      4,441         (1,357)       4,376

Income before interest charges                  95,286     109,063       167,637    178,907        431,472      436,071

Interest charges:
  Interest                                      33,670      34,553        67,528     67,988        134,282      142,999
  Allowance for borrowed funds
    used during construction                    (2,331)     (1,525)       (3,978)    (3,340)        (6,744)      (6,326)
                                              --------    --------      --------   --------       --------   ----------
      Net interest charges                      31,339      33,028        63,550     64,648        127,538      136,673

Net income                                      63,947      76,035       104,087    114,259        303,934      299,398

Preferred stock dividends                        3,313       3,313         6,625      6,626         13,249       13,251
                                              --------    --------      --------   --------       --------     --------

Earnings on common stock                      $ 60,634    $ 72,722      $ 97,462   $107,633     $  290,685  $   286,147
                                              ========    ========      ========   ========       ========     ========

Earnings per share of common stock
(based on average shares outstanding)         $   0.59    $   0.71      $   0.95   $   1.05     $     2.85  $      2.80
                                              ========    ========      ========   ========       ========     ========

Dividends per share of common stock             $0.625    $   0.61      $   1.25   $   1.22     $    2.485  $     2.425
                                              ========    ========       =======   ========       ========     ========

Average number of common shares
  outstanding (in thousands)                   102,124     102,124       102,124    102,124        102,124      102,124
                                              ========    ========       =======   ========       ========     ========

                            UNION ELECTRIC COMPANY                    Page 4
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED
                             (Thousands of Dollars)

                                                                                       Six Months Ended
                                                                                             June 30,
                                                                                       ------------------
                                                                                      1996            1995
                                                                                      ----            ----
Cash Flows From Operating:
  Net income                                                                         $104,087       $114,259
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                   114,464        111,066
      Amortization of nuclear fuel                                                     21,219         14,963
      Allowance for funds used during construction                                     (7,801)        (6,248)
      Postretirement benefit accrual                                                        -         15,647
      Deferred income taxes, net                                                        5,303         (4,857)
      Deferred investment tax credits, net                                             (3,094)        (3,093)
      Changes in assets and liabilities:
          Receivables, net                                                            (46,598)       (45,355)
          Materials and supplies                                                      (11,839)         6,039
          Accounts and wages payable                                                  (63,353)         9,417
          Taxes accrued                                                                52,700         48,164
          Interest and dividends accrued or declared                                   (1,211)        (7,665)
          Other, net                                                                   58,440         (2,350)
                                                                                     --------       --------
Net cash provided by operating activities                                             222,317        249,987

Cash Flows From Investing:
  Construction expenditures                                                          (175,383)      (154,041)
  Allowance for funds used during construction                                          7,801          6,248
  Nuclear fuel expenditures                                                           (24,334)       (23,893)
                                                                                     --------      ---------
Net cash used in investing activities                                                (191,916)      (171,686)

Cash Flows From Financing:
  Dividends on preferred stock                                                         (6,625)        (6,626)
  Dividends on common stock                                                          (127,655)      (124,591)
  Environmental bond funds                                                                  -          3,796
  Redemptions -
    Nuclear fuel lease                                                                (16,901)       (56,891)
    Long-term debt                                                                    (35,000)       (38,000)
    Preferred stock                                                                       (26)           (26)
  Issuances -
    Nuclear fuel lease                                                                 30,351         29,967
    Short-term debt                                                                    50,400         25,400
    Long-term debt                                                                     90,000         90,000
                                                                                     --------       --------
Net cash used in financing activities                                                 (15,456)       (76,971)

                                                                                  -----------     ----------
Net change in cash and cash equivalents                                                14,945          1,330

Cash and cash equivalents at beginning of period                                        1,025          1,510
                                                                                     --------       --------

Cash and cash equivalents at end of period                                           $ 15,970       $  2,840
                                                                                     ========       ========

Supplemental disclosure of cash flow information:
  Cash and cash equivalents include cash on hand and temporary investments purchased with a maturity of three months or less

  Cash paid during the period:
   Interest (net of amount capitalized)                                              $ 61,883       $ 69,005
   Income taxes                                                                        63,289         80,570


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

Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 1996 and 1995 are not necessarily indicative of trends for any three-month, six-month or twelve-month period.

Note 4 - On July 21, 1995, the Missouri Public Service Commission approved an agreement involving the registrant's Missouri electric rates. The agreement provided for a 1.8 percent rate decrease for all classes of Missouri retail electric customers, effective August 1, 1995, reducing annual revenues by $30 million. In addition, a $30 million credit was provided to Missouri electric customers in 1995 under the agreement. Also included is a three-year plan which provides that earnings in excess of a 12.61% regulatory return on equity (ROE) will be shared equally between customers and shareholders and earnings above a 14% ROE will be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. During the six months ended June 30, 1996, the registrant recorded an estimated $45 million credit for the first year of the plan. This credit, which the registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues.

Note 5 - On July 12, 1996, a joint agreement was filed with the Missouri Public Service Commission that recommends approval of the merger between the registrant and CIPSCO Incorporated. The registrant, the Missouri Public Service Commission staff, the office of the Public Counsel, several customer groups and others signed the agreement. Agreement provisions include a new three-year alternative regulation plan that would run from July 1, 1998 to June 30, 2001. Like the current plan (see Note 4 above), the new plan provides that earnings over a 12.61 percent ROE up to a 14 percent ROE would be shared equally between customers and shareholders. The new three-year plan would also return to customers 90 percent of all earnings above an ROE of 14 percent up to 16 percent. Earnings above a 16 percent ROE would be credited entirely to customers. Other agreement provisions include: recovery over a 10-year period of the Missouri portion of an estimated $71.5 million of merger-related transaction and transition costs; a Missouri electric rate decrease, effective September 1, 1998, based on the weather-adjusted average annual credits to customers under the current alternative regulation plan (see Note 4 above); and an experimental retail wheeling pilot program for 100 megawatts of electric power to be filed by the registrant no later than March 1, 1997. Also, as part of the agreement, the registrant will not seek to recover in Missouri the merger premium. The exclusion of the merger premium from rates would not result in a charge to earnings.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS


        The registrant and CIPSCO Incorporated entered into a Merger Agreement dated August 11, 1995, which was approved by the shareholders of both companies in December 1995. The merged entity is expected to realize approximately $644 million in net savings over 10 years from combining certain operations of the two companies and is expected to adopt Union Electric's dividend payment level. However, the merger is conditioned upon, among other things, receipt of certain regulatory and governmental approvals. The merger is expected to be consummated in early 1997.

RESULTS OF OPERATIONS

        Second-quarter 1996 common stock earnings decreased $12.1 million, or 12 cents per share, from 1995's second quarter to $60.6 million, or 59 cents per share. Common stock earnings for the six months ended June 30, 1996 totaled $97.5 million, or 95 cents per share, a decrease of $10.1 million, or 10 cents per share, from the same 1995 period. Common stock earnings for the twelve months ended June 30, 1996 were $290.7 million, or $2.85 per share, a $4.6 million, or 5 cent-per-share, increase from the preceding twelve-month period.

        Earnings and earnings per share fluctuated due to many conditions, the primary ones being: weather variations, electric rate reductions, credits to electric customers, sales growth, fluctuating operating costs and merger-related costs. The significant items affecting revenues, costs and earnings during the three-month, six month and twelve-month periods ended June 30, 1996 and 1995 are detailed below:

Electric Operating Revenues

(Millions of Dollars)                                 Variations for periods ended June 30, 1996
                                                          from comparable prior-year periods
                                             ----------------------------------------------------
                                             Three Months         Six Months       Twelve Months
                                             ------------         ----------       -------------
Rate variations                               $(8.5)               $(15.4)           $(29.1)
Credits to customers                          (32.4)                (45.9)            (75.9)
Effect of abnormal weather                      8.0                  15.9              89.0
Growth and other                               28.4                  46.8              72.3
                                             ------                ------            ------
                                             $ (4.5)               $  1.4            $ 56.3
                                             ======                ======            ======


        The $4.5 million decrease in second-quarter electric revenues compared to the year-ago quarter is primarily due to an estimated $32.4 million credit to Missouri electric customers recorded during the period, as well as a 1.8 percent Missouri electric rate decrease, implemented in August, 1995, which reduced electric revenues $8.5 million. The customer credit and the rate decrease relate to the agreement approved by the Missouri Public Service Commission in July 1995. (See Note 4 to the Financial Statements of this report.)

        A $36.4 million increase in quarterly electric revenue due to growth and weather partially offset the effects of the credit and the rate decrease. 1996 second-quarter kilowatthour sales were up 8 percent from the same quarter of 1995, due to solid economic growth in the registrant's service area and warmer-than-normal weather. Weather-sensitive residential and commercial sales rose 16 percent and 5 percent, respectively, and industrial sales grew 3 percent compared to the year-ago quarter.

        Electric revenues for the first six months of 1996 increased $1.4 million as higher sales more than offset the effects of the customer credit and the rate decrease discussed previously. (See Note 4 to the Financial Statements of this report.) Year-to-date kilowatthour sales were up 7 percent from the comparable 1995 period. Residential sales increased 13 percent, commercial sales rose 6 percent and industrial sales were up 3 percent. These increases reflect the positive effects of weather, leap year, and growth in the service area during the current period.

                                                                          Page 7
                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)



        Electric revenues for the 12 months ended June 30, 1996 increased $56.3 million over the prior twelve-month period. The increase is primarily due to an 8 percent increase in kilowatthour sales over the comparable year-ago period. This increase reflects hotter-than-normal weather during the 1995 third quarter, colder-than-normal temperatures in the 1996 first quarter and a
strong local economy.   Residential sales increased 14 percent, commercial
sales rose 6 percent and industrial sales grew 3 percent. These increases were partially offset by customer credits and the Missouri electric rate decrease. (See Note 4 to the Financial Statements of this report.)

OPERATING EXPENSES

Fuel and Purchased Power
- ------------------------                            Variations for periods ended June 30, 1996
(Millions of Dollars)                                   from comparable prior-year periods
                                               ------------------------------------------------
                                                Three Months      Six Months     Twelve Months
                                                ------------      ----------     -------------
Fuel:
  Variation in generation                       $  3.9            $ 10.5          $ 12.6
  Price                                          (10.6)            (17.0)          (19.1)
  Generation efficiencies                          1.4               3.7             5.8
  Department of Energy assessment                 (0.3)             (0.6)           (1.1)
Net Interchange sales and purchased power
  variation                                       13.3              10.3             35.1
                                                 -----            ------           ------
                                                $  7.7            $  6.9          $  33.3
                                                 =====            ======           ======

        The increases in fuel and purchased power costs for the three months, six months and twelve months ended June 30, 1996 versus the comparable prior-year periods were driven mainly by higher kilowatthour sales. Increases due to greater net purchased power costs and increased generation were partially offset by lower fuel prices.

Other Operating Expenses

        Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases.

        Second-quarter 1996 operations expenses other than fuel and purchased power were up $4 million over last year's second quarter primarily due to storm-related expenses, higher gas purchased for resale costs, and increased regulatory expenses. Second-quarter maintenance expenses rose $1 million as increased fossil-plant expenses related to scheduled maintenance projects more than offset decreased nuclear expenses caused by the absence of a Callaway nuclear plant refueling in the 1996 second quarter compared to last year's second quarter.

        Year-to-date operations expenses other than fuel and purchased power increased $9 million over the first six months of 1995 mostly due to higher gas purchased for resale costs and storm-related costs. Maintenance expenses for the six-month period declined $1 million as decreased Callaway expenses more than offset increased fossil-plant expenses.

        For the twelve months ended June 30, 1996, operations expenses other than fuel and purchased power were up $6 million versus the comparable year-ago period. The rise is primarily due to higher gas purchased for resale costs and increased labor expenses, partially offset by a decrease in employee benefits expense, and a reduction in injuries, damages and insurance premiums expenses. Maintenance expenses for the current twelve-month period increased $3 million as increased fossil-plant maintenance expenses were partially offset by reduced Callaway and tree-trimming expenses.

                                                                          Page 8
                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)


        Depreciation expense for the three-month, six-month and twelve-month periods ended June 30, 1996 increased $2 million, $4 million and $6 million, respectively, versus the comparable 1995 periods, primarily due to increases in depreciable property.

        Income taxes charged to operating expenses for the three months and six months ended June 30, 1996 decreased $6 million and $1 million, respectively, versus the comparable 1995 periods, primarily due to lower pretax income. Income taxes charged to operating expenses for the twelve months ended June 30, 1996 increased $16 million, versus the comparable 1995 period, principally due to greater pretax income and a higher effective tax rate.

Other Income and Deductions

        Miscellaneous other net income and deductions decreased $3 million for the three-month and six-month periods ended June 30, 1996 versus the comparable 1995 periods resulting primarily from merger-related expenses. Merger-related expenses totaled $3 million for the second quarter and $4 million year-to-date.

        Miscellaneous other net income and deductions decreased $8 million for the twelve months ended June 30, 1996, versus the comparable 1995 period, primarily reflecting $13 million of merger-related expenses partially offset by reduced charitable contributions.

Interest

        Interest charged for the twelve months ended June 30, 1996 decreased $9 million versus the prior-year period, primarily due to reductions in other interest expense, partially offset by higher rates on variable rate long-term debt.

Allowance for Funds Used During Construction (AFC)

        Variations in AFC track construction work in progress and changes were not significant for the reporting periods. During the twelve- month periods ended June 30, 1996 and 1995 AFC, rates averaged 9.2 percent for each of the periods.

Balance Sheet

        The $46 million increase in accounts receivable and unbilled revenues is due primarily to higher kilowatthour sales in May and June 1996 compared to November and December 1995. The higher sales caused increases in revenue, as well as increased budget billing accounts receivable balances.

        Changes in the accounts payable, income taxes accrued and other tax accruals result from the timing of various payments to taxing authorities and suppliers.

        The $53 million increase in other current and accrued liabilities at June 30, 1996 compared to December 31, 1995 is primarily due to the $45 million Missouri customer credit discussed previously. (See Note 4 to the Financial Statements of this report.)

Rate Matters

        See Notes 4 and 5 under Notes to Financial Statements of this report.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)


        On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889 which are intended to promote competition in the wholesale electric energy market. FERC requires transmission-owning public utilities, such as the registrant, to provide transmission access and service to others in a manner similar and comparable to that which the utility has by virtue of ownership. In Order 888, FERC requires that a single tariff be used by the utility in providing transmission service. Order 888 also provides for the recovery of stranded costs. On July 9, 1996 the registrant filed an open access tariff under FERC Order 888.

        Order 889 established the Standards of Conduct and information requirements that transmission owners must adhere to in doing business under the open access rule. Under Order 889, utilities must obtain transmission service for their own use in the same manner its customers will obtain service, thus mitigating market power through control of transmission facilities.

        The registrant is currently evaluating Orders 888 and 889. Based on its preliminary analysis, the registrant believes that these Orders, which relate to its wholesale business, will not have a material adverse effect on its financial condition, results of operations or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by the registrant's operations totaled $222 million for the six months ended June 30, 1996 compared to $250 million during the same 1995 period.

        Cash flows used in investing activities totaled $192 million and $172 million for the six months ended June 30, 1996 and 1995, respectively. Construction expenditures for the six months ended June 30, 1996 were for constructing new or improving existing facilities, purchasing railroad coal cars and complying with the Clean Air Act. In addition, the registrant expended $24 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1996 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

        Cash flows used in financing activities were $15 million for the six months ended June 30, 1996 compared to $77 million during the same 1995 period. The registrant's principal financing activities for the six months ended June 30, 1996 were the redemption of $35 million of First Mortgage Bonds, the issuance of $50 million of short-term debt bank loans and $90 million of long-term debt under a revolving credit agreement and the payment of dividends. On April 23, 1996, the registrant's Board of Directors declared a quarterly dividend of 62.5 cents per common share which was paid to shareholders June 28, 1996. Common stock dividends paid for the twelve months ended June 30, 1996 resulted in a pay out rate of 87% of the registrant's earnings to common shareholders. Dividends paid to registrant's common shareholders relative to net cash provided by operating activities for the same period were 41%.

        The registrant plans to utilize short-term debt as support for normal operations and other temporary requirements. The registrant is authorized by FERC to have outstanding at any one time up to $600 million of short-term unsecured debt instruments. Short-term borrowings of the registrant consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At June 30, 1996, the registrant had committed banks lines of credit aggregating $184 million (of which $114 million was unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options, and in support of which the registrant pays to its lending banks annual fees up to 0.10%. These lines of credit are renewable annually at various dates throughout the year. The registrant also has bank credit agreements due 1998 and 1999 which permit the registrant to borrow up to $300
million and $200 million, respectively, on a long-term basis.   At June 30,
1996, $90 million of such borrowings were outstanding.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)



     Additionally, the registrant has a lease agreement which provides for the financing of nuclear fuel. At June 30, 1996, the maximum amount which may be financed under the agreement is $120 million. Cash provided from financing for the six months ended June 30, 1996 included issuances for nuclear fuel of $30 million offset by $17 million of redemptions. At June 30, 1996, $111 million was financed under the lease.

     On May 1, 1996, the registrant redeemed $30,000,000 of 5-1/2% Series First Mortgage Bonds, due on that date, at a price of 100% of the principal amount.

                           PART II. OTHER INFORMATION

ITEM 5.OTHER INFORMATION

UNAUDITED PRO FORMA FINANCIAL INFORMATION

AMEREN CORPORATION

     On August 11, 1995, the registrant and CIPSCO Incorporated ("CIPSCO") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and governmental approvals; is expected to be consummated in early 1997; and will result in a newly formed holding company, Ameren Corporation. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of the registrant and CIPSCO, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at June 30, 1996 gives effect to the Merger as if it had occurred at June 30, 1996. The unaudited pro forma combined condensed statements of income for the six-month periods ended June 30, 1996, 1995 and the twelve-month period ended June 30, 1996, give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

     The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of the registrant and CIPSCO. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the six-month periods ended June 30, 1996 and 1995, are not necessarily indicative of trends for any twelve-month period.

     Also see Part I, Note 5, Notes to Financial Statements.

                                                                         Page 12
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                                 BALANCE SHEET
                                AT JUNE 30, 1996
                             (Thousands of Dollars)

ASSETS:                                                          As Reported (Note 1)          Pro Forma
- -------                                                         -------------------------     Adjustments     Pro Forma
Property and plant                                               UE            CIPSCO        (Notes 2,9)      Combined
                                                               -----           ------        -----------      ---------
    Electric                                                   $8,622,939     $2,342,630     $  374,741      $11,340,310
    Gas                                                           178,845        233,403          -              412,248
    Other                                                          34,763          -              -               34,763
                                                               ----------     ----------     ----------      -----------
                                                                8,836,547      2,576,033        374,741       11,787,321
    Less accumulated depreciation and amortization              3,613,616      1,165,985        260,354        5,039,955
                                                               ----------     ----------     ----------      -----------
                                                                5,222,931      1,410,048        114,387        6,747,366
    Construction work in progress:
         Nuclear fuel in process                                  148,706          -              -              148,706
         Other                                                    127,445         51,974          2,886          182,305
                                                               ----------     ----------     ----------       ----------
             Total property and plant, net                      5,499,082      1,462,022        117,273        7,078,377
Regulatory asset - deferred income taxes (Note 6)                 701,612         43,339          -              744,951
Other assets:
    Unamortized debt expense                                       42,335         15,781            624           58,740
    Nuclear decommissioning trust fund                             81,778          -              -               81,778
    Investments in nonregulated activities                          -            109,121          -              109,121
    Other                                                          24,325         32,521         (3,284)          53,562
                                                               ----------      ---------     ----------       ----------
             Total other assets                                   148,438        157,423         (2,660)         303,201
Current assets:
    Cash and temporary investments                                 15,970         11,484          2,889           30,343
    Accounts receivable, net                                      196,568         78,623         20,164          295,355
    Unbilled revenue                                              122,837         23,752          -              146,589
    Materials and supplies, at average cost -
         Fossil fuel                                               54,830         41,103          6,817          102,750
         Other                                                     96,311         40,281          4,707          141,299
    Other                                                          29,515         17,653          3,467           50,635
                                                               ----------     ----------     ----------       ----------
             Total current assets                                 516,031        212,896         38,044          766,971
                                                               ----------     ----------     ----------       ----------
Total Assets                                                   $6,865,163     $1,875,680     $  152,657       $8,893,500
                                                               ==========     ==========     ==========       ==========


CAPITAL AND LIABILITIES:
- ------------------------
Capitalization:
    Common stock (Note 2)                                      $  510,619     $  356,812     $ (866,059)      $    1,372
    Other stockholders' equity (Note 2)                         1,778,385        293,135        866,059        2,937,579
                                                               ----------     ----------     ----------       ----------
             Total common stockholders' equity                  2,289,004        649,947          -            2,938,951
    Preferred stock of subsidiary                                 219,121         80,000          -              299,121
    Long-term debt                                              1,825,208        464,077        130,000        2,419,285
                                                               ----------     ----------     ----------       ----------
             Total capitalization                               4,333,333      1,194,024        130,000        5,657,357
Minority interest in consolidated subsidiary                        -             -               3,534            3,534
Accumulated deferred income taxes                               1,325,046        326,341         (6,937)       1,644,450
Accumulated deferred investment tax credits                       163,430         50,560          -              213,990
Regulatory liability                                              210,160        111,945          -              322,105
Accumulated provision for nuclear decommissioning                  83,451          -              -               83,451
Other deferred credits and liabilities                            152,541          -              4,753          157,294
Current liabilities:
    Current maturity of long-term debt                             76,599         15,000          -               91,599
    Short-term debt                                                70,000         38,482          -              108,482
    Accounts payable                                              108,665         52,109         17,925          178,699
    Wages payable                                                  33,599         10,358          -               43,957
    Taxes accrued                                                 141,162         14,677             69          155,908
    Interest accrued                                               45,033          9,459            420           54,912
    Other                                                         122,144         52,725          2,893          177,762
                                                               ----------     ----------     ----------       ----------
             Total current liabilities                            597,202        192,810         21,307          811,319
                                                               ----------     ----------     ----------       ----------
Total Capital and Liabilities                                  $6,865,163     $1,875,680     $  152,657       $8,893,500
                                                               ==========     ==========     ==========       ==========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                                                        UE                   CIPSCO
                                                                    ----------               ------
                                                                   (As Reported)         (As Reported)
                                                                  (Notes 1,4,10)         (Notes 1,4,7)
                                                                 --------------         -------------


OPERATING REVENUES:  Electric                                        $910,234             $  341,210
  Gas                                                                  58,478                 85,359
  Other                                                                   259                  5,082
                                                                   ----------             ----------
        Total operating revenues                                      968,971                431,651


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                          176,978                131,646
    Gas costs                                                          34,571                 52,681
    Other                                                             186,203                 69,207
                                                                   ----------             ----------
                                                                      397,752                253,534
  Maintenance                                                         110,462                 30,971
  Depreciation and amortization                                       119,285                 43,130
  Income taxes (Note 7)                                                72,865                 21,294
  Other taxes                                                         103,207                 29,384
                                                                   ----------             ----------
        Total operating expenses                                      803,571                378,313

OPERATING INCOME                                                      165,400                 53,338

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        3,823                     77
  Minority interest in consolidated subsidiary                          -                        -
  Miscellaneous, net                                                   (1,586)                (1,062)
                                                                   ----------             ----------
        Total other income and deductions, net                          2,237                   (985)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               167,637                 52,353

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                             67,528                 17,487
  Allowance for borrowed funds used during
    construction                                                       (3,978)                   (98)
  Preferred dividends of subsidiaries (Note 8)                          6,625                  1,864
                                                                  -----------             ----------
     Net interest charges and preferred dividends                      70,175                 19,253

NET INCOME                                                         $   97,462             $   33,100
                                                                   ==========             ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $0.95                  $0.97
                                                                        =====                  =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834             34,069,542
                                                                  ===========             ==========



                                                                        Pro Forma
                                                                       Adjustments         Pro Forma
                                                                       (Notes2,9)           Combined
                                                                       ----------          ---------


OPERATING REVENUES:  Electric                                          $   96,703          $1,348,147
  Gas                                                                           -             143,837
  Other                                                                       789               6,130
                                                                       ----------          ----------
        Total operating revenues                                           97,492           1,498,114


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                               54,864             363,488
    Gas costs                                                                -                 87,252
    Other                                                                   9,396             264,806
                                                                       ----------          ----------
                                                                           64,260             715,546
  Maintenance                                                               9,232             150,665
  Depreciation and amortization                                             7,601             170,016
  Income taxes (Note 7)                                                     4,048              98,207
  Other taxes                                                               1,028             133,619
                                                                       ----------           ---------
        Total operating expenses                                           86,169           1,268,053

OPERATING INCOME                                                           11,323             230,061

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                             -                  3,900
  Minority interest in consolidated subsidiary                             (2,482)             (2,482)
  Miscellaneous, net                                                       (3,719)             (6,367)
                                                                      -----------           ---------
        Total other income and deductions, net                             (6,201)             (4,949)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                                     5,122             225,112

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                                  5,122              90,137
  Allowance for borrowed funds used during
    construction                                                             -                 (4,076)
  Preferred dividends of subsidiaries (Note 8)                               -                  8,489
                                                                      -----------          ----------
     Net interest charges and preferred dividends                           5,122              94,550

NET INCOME                                                             $     -             $  130,562
                                                                      ===========          ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                                         $0.95
                                                                                                =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                              1,022,086         137,215,462
                                                                        =========         ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 14
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1995
           (Thousands of Dollars Except Shares and Per Share Amounts)



                                                                        UE                    CIPSCO
                                                                        --                    ------
                                                                  (As Reported)           (As Reported)
                                                                     (Note 1)             (Notes 1,3,7)
                                                                     --------             -------------
   OPERATING REVENUES:
    Electric                                                           $908,829            $  316,688
    Gas                                                                  51,614                74,290
    Other                                                                   247                 3,428
                                                                     ----------             ---------
          Total operating revenues                                      960,690               394,406


  OPERATING EXPENSES:
    Operations
      Fuel and purchased power                                          170,079               117,094
      Gas costs                                                          28,216                43,069
      Other                                                             183,940                76,536
                                                                     ----------            ----------
                                                                        382,235               236,699
   Maintenance                                                          111,088                30,672
   Depreciation and amortization                                        115,778                41,275
   Income taxes (Note 7)                                                 74,070                15,105
   Other taxes                                                          103,053                28,349
                                                                     ----------            ----------
          Total operating expenses                                      786,224               352,100

  OPERATING INCOME                                                      174,466                42,306

  OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds used during
    construction                                                          2,908                   377
   Minority interest in consolidated subsidiary                            -                     -
   Miscellaneous, net                                                     1,533                 1,337
                                                                     ----------            ----------
          Total other income and deductions, net                          4,441                 1,714

  INCOME BEFORE INTEREST CHARGES
  AND PREFERRED DIVIDENDS                                               178,907                44,020

  INTEREST CHARGES AND PREFERRED DIVIDENDS:
   Interest                                                              67,988                16,658
   Allowance for borrowed funds used during
    construction                                                         (3,340)                  (31)
   Preferred dividends of subsidiaries (Note 8)                           6,626                 1,939
                                                                    -----------            ----------
     Net interest charges and preferred dividends                        71,274                18,566

  NET INCOME                                                         $  107,633            $   25,454
                                                                     ==========            ==========

  EARNINGS PER SHARE OF COMMON STOCK
   (BASED ON AVERAGE SHARES OUTSTANDING)                                  $1.05                 $0.75
                                                                          =====                 =====

  AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834            34,069,542
                                                                    ===========            ==========


                                                                      Pro Forma
                                                                      Adjustments            Pro Forma
                                                                      (Notes2,9)              Combined
                                                                    ------------            ----------
   OPERATING REVENUES:
    Electric                                                         $   91,488             $1,317,005
    Gas                                                                    -                   125,904
    Other                                                                   143                  3,818
                                                                     ----------             ----------
          Total operating revenues                                       91,631              1,446,727


  OPERATING EXPENSES:
    Operations
      Fuel and purchased power                                           48,169                335,342
      Gas costs                                                            -                    71,285
      Other                                                              10,011                270,487
                                                                     ----------             ----------
                                                                         58,180                677,114
   Maintenance                                                            9,471                151,231
   Depreciation and amortization                                          8,050                165,103
   Income taxes (Note 7)                                                  4,209                 93,384
   Other taxes                                                            1,030                132,432
                                                                     ----------              ---------
          Total operating expenses                                       80,940              1,219,264

  OPERATING INCOME                                                       10,691                227,463

  OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds used during
    construction                                                           -                     3,285
   Minority interest in consolidated subsidiary                          (2,164)               (2,164)
   Miscellaneous, net                                                    (3,314)                 (444)
                                                                    -----------               -------
          Total other income and deductions, net                         (5,478)                  677

  INCOME BEFORE INTEREST CHARGES
  AND PREFERRED DIVIDENDS                                                 5,213               228,140

  INTEREST CHARGES AND PREFERRED DIVIDENDS:
   Interest                                                               5,213                89,859
   Allowance for borrowed funds used during
    construction                                                           -                   (3,371)
   Preferred dividends of subsidiaries (Note 8)                            -                    8,565
                                                                    -----------            ----------
     Net interest charges and preferred dividends                         5,213                95,053

  NET INCOME                                                         $     -               $  133,087
                                                                    ===========            ==========

  EARNINGS PER SHARE OF COMMON STOCK
   (BASED ON AVERAGE SHARES OUTSTANDING)                                                        $0.97
                                                                    ===========                 =====

  AVERAGE COMMON SHARES OUTSTANDING (Note 2)                          1,022,086           137,215,462
                                                                      =========           ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 15
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              STATEMENTS OF INCOME
                       TWELVE MONTHS ENDED JUNE 30, 1996
           (Thousands of Dollars Except Shares and Per Share Amounts)





                                                                 UE                CIPSCO
                                                                 --                ------           Pro Forma
                                                           (As Reported)       (As Reported)        Adjustments   Pro Forma
                                                           (Notes 1,4,10)      (Notes 1,3,4,7)      (Notes 2,9)   Combined
                                                           --------------       ---------------     ----------    ---------
OPERATING REVENUES:
  Electric                                                    $ 2,015,858     $  728,006         $   187,754       $ 2,931,618
  Gas                                                              94,678        140,676                -              235,354
  Other                                                               452         10,825               1,000            12,277
                                                              -----------     ----------          ----------        ----------
        Total operating revenues                                2,110,988        879,507             188,754         3,179,249


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                      372,057        262,778             104,201           739,036
    Gas costs                                                      57,607         83,667               -               141,274
    Other                                                         370,133        148,039              18,533           536,705
                                                              -----------     ----------          ----------        ----------
                                                                  799,797        494,484             122,734         1,417,015
  Maintenance                                                     220,982         68,295              17,702           306,979
  Depreciation and amortization                                   236,745         85,118              15,299           337,162
  Income taxes (Note 7)                                           208,336         51,961               7,696           267,993
  Other taxes                                                     212,299         57,647               1,909           271,855
                                                              -----------     ----------          ----------         ---------
        Total operating expenses                                1,678,159        757,505             165,340         2,601,004

OPERATING INCOME                                                  432,829        122,002              23,414           578,245

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                    7,742            589                -                8,331
  Minority interest in consolidated subsidiary                       -              -                 (4,876)           (4,876)
  Miscellaneous, net                                               (9,099)        (4,697)             (8,313)          (22,109)
                                                              -----------      ----------        -----------        ----------
        Total other income and deductions, net                     (1,357)        (4,108)            (13,189)          (18,654)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                           431,472        117,894              10,225           559,591

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                        134,282         34,598              10,225           179,105
  Allowance for borrowed funds used during
    construction                                                   (6,744)          (140)              -                (6,884)
  Preferred dividends of subsidiaries (Note 8)                     13,249          3,775               -                17,024
                                                              -----------     ----------         -----------        ----------
     Net interest charges and preferred dividends                 140,787         38,233              10,225           189,245

NET INCOME                                                    $   290,685     $   79,661         $      -          $   370,346
                                                              ===========     ==========         ===========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                       $      2.85     $     2.34                                 $2.70
                                                                    =====          =====                                 =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                    102,123,834     34,069,542          1,022,086        137,215,462
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

3. Net income for the six months ended June 30, 1995 includes CIPSCO's pre-tax charges of $5.8 million for a voluntary separation program. Net income for the twelve months ended June 30, 1996 includes $5.7 million of system development expenses.

4. The allocation between the registrant and CIPSCO and their customers of the estimated cost savings resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $22 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the six months and twelve months ended June 30, 1996 include merger transaction costs and costs to achieve such savings of $4.4 million and $13.2 million, net of income taxes, for the registrant and $2.1 million and $6.8 million, net of income taxes, for CIPSCO, respectively.

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

10. Net income for the six and twelve months ended June 30, 1996 includes credits for Missouri electric customers which reduced revenues and pre-tax income of the registrant by $45 million and $76 million, respectively.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits.

                 Exhibit 12(a)  -  Computation of Ratio of Earnings to Fixed
                                   Charges, 12 Months Ended June 30, 1996.

                 Exhibit 12(b)  -  Computation of Ratio of Earnings to Fixed
                                   Charges and Preferred Stock Dividend
                                   Requirements, 12 Months Ended
                                   June 30, 1996.

                 Exhibit 27     -  Financial Data Schedule.

           (b)   Reports on Form 8-K.  None




                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   UNION ELECTRIC COMPANY
                                                         (Registrant)



August 13, 1996                                    By  /s/Donald E. Brandt
                                                       ----------------------
                                                        Donald E. Brandt
                                                       Senior Vice President
                                                  Finance and Corporate Services