Form 10-Q
period 1996-09-30
UNION ELECTRIC CO
filed 1996-11-14
CIK 100826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                           Yes    X .    No     .
                                 ---         ---

Shares outstanding of each of registrant's classes of common stock as of October 31, 1996:
    Common Stock, $5 par value - 102,123,834
            (excl. 42,990 treasury shares)

                             UNION ELECTRIC COMPANY

                                     INDEX

                                                                        Page No.

Part I    Financial Information (Unaudited)

          Balance Sheet --
            September 30, 1996 and December 31, 1995                      2

          Statement of Income --
            Three Months, Nine Months and Twelve Months Ended
            September 30, 1996 and 1995                                   3

          Statement of Cash Flows --
            Nine Months Ended September 30, 1996 and 1995                 4

          Notes to Financial Statements                                 5 & 6

          Management's Discussion and Analysis                        7 thru 11



Part II   Other Information

                            UNION ELECTRIC COMPANY
                                 BALANCE SHEET                          Page 2
                                   UNAUDITED

ASSETS:                             (Thousands of Dollars)                 September 30,          December 31,
-------                                                                        1996                   1995
Property and plant, at original cost                                       ------------          ------------
    Electric                                                                $8,580,945            $8,319,632
    Gas                                                                        181,899               174,231
    Other                                                                       35,959                35,033
                                                                            ----------            ----------
                                                                             8,798,803             8,528,896
    Less accumulated depreciation and amortization                           3,633,370             3,465,699
                                                                            ----------            ----------
                                                                             5,165,433             5,063,197
    Construction work in progress:
         Nuclear fuel in process                                               115,960                85,916
         Other                                                                  64,990               125,934
                                                                            ----------            ----------
             Total property and plant, net                                   5,346,383             5,275,047
Regulatory assets:
    Deferred income taxes                                                      696,852               732,580
    Other                                                                      181,855               193,593
                                                                            ----------            ----------
             Total regulatory assets                                           878,707               926,173
Deferred charges:
    Unamortized debt expense                                                    10,721                11,293
    Nuclear decommissioning trust fund                                          85,629                73,838
    Other                                                                       28,272                20,101
                                                                            ----------            ----------
             Total deferred charges                                            124,622               105,232
Current assets:
    Cash                                                                        19,427                 1,025
    Accounts receivable - trade (less allowance for doubtful
         accounts of $5,701 and $6,925 at respective dates)                    248,862               191,520
    Unbilled revenue                                                            57,595                82,098
    Other accounts and notes receivable                                         26,640                21,602
    Materials and supplies, at average cost -
         Fossil fuel                                                            67,205                46,381
         Construction and maintenance                                           99,305                92,921
    Other                                                                       12,672                12,470
                                                                            ----------            ----------
             Total current assets                                              531,706               448,017
                                                                            ----------            ----------
Total Assets                                                                 $6,881,418           $6,754,469
                                                                             ==========           ==========

CAPITAL AND LIABILITIES:
------------------------
Capitalization:
    Common stock, $5 par value, authorized 150,000,000 shares-
         102,123,834 outstanding (excl. 42,990 at par value in treasury)    $  510,619            $  510,619
    Other paid-in capital                                                      717,669               717,669
    Retained earnings                                                        1,178,543             1,090,909
                                                                            ----------            ----------
             Total common stockholders' equity                               2,406,831             2,319,197
    Preferred stock not subject to mandatory redemption                        218,497               218,497
    Preferred stock subject to mandatory redemption                                624                   650
    Capital lease obligation                                                    71,513                62,607
    Long-term debt                                                           1,665,585             1,710,585
    Unamortized discount and premium on debt                                   (9,153)                (9,579)
                                                                           ----------             ----------
         Long-term debt, net                                                1,656,432              1,701,006
                                                                           ----------             ----------
             Total capitalization                                           4,353,897              4,301,957
Accumulated deferred income taxes                                           1,322,536              1,357,689
Accumulated deferred investment tax credits                                   161,886                166,524
Regulatory liability                                                          206,991                216,502
Accumulated provision for nuclear decommissioning                              87,302                 75,511
Other deferred credits and liabilities                                        152,517                150,600
Current and accrued liabilities:
    Current maturity of capital lease obligation                               31,490                 34,462
    Current maturity of long-term debt                                         45,000                 35,000
    Accounts payable                                                           73,082                169,012
    Wages payable                                                              36,908                 36,605
    Bank loans                                                                      -                 19,600
    Accumulated deferred income taxes                                           42,345                27,429
    Income taxes accrued                                                       113,743                29,986
    Other taxes accrued                                                         82,794                17,727
    Interest accrued                                                            53,154                46,244
    Dividends accrued                                                            3,312                 3,312
    Other                                                                      114,461                66,309
                                                                            ----------            ----------
             Total current and accrued liabilities                             596,289               485,686
                                                                            ----------            ----------
Total Capital and Liabilities                                               $6,881,418            $6,754,469
                                                                            ==========            ==========

                             UNION ELECTRIC COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
           (Thousands of Dollars Except Shares and Per Share Amounts)

                                              Three Months Ended           Nine Months Ended          Twelve Months Ended
                                                 September 30,                September 30,              September 30,
                                            ----------------------       ----------------------    ------------------------
                                               1996         1995         1996          1995        1996            1995
                                               ----         ----         ----          ----        ----            ----
Operating revenues:

  Electric                                    $733,785    $747,628      $1,716,061 $1,718,620     $2,151,551  $2,138,372
  Gas                                            9,799       8,866          68,277     60,480         95,610      83,936
  Steam                                             82          71             341        318            464         448
                                              --------    --------        --------   --------     ----------  ----------
      Total operating revenue                  743,666     756,565       1,784,679  1,779,418      2,247,625   2,222,756
Operating expenses:
  Operations
    Fuel and purchased power                   138,018     153,498         387,038    385,740        506,113     494,701
    Other                                      101,395     100,386         322,169    312,542        428,748     422,064
                                              --------    --------        --------   --------     ----------  ----------
                                               239,413     253,884         709,207    698,282        934,861     916,765

    Maintenance                                 49,526      52,254         159,988    163,342        218,255     220,997
    Depreciation and decommissioning            60,816      58,591         180,101    174,369        238,969     232,279
    Income taxes                               116,681     114,422         189,546    188,492        210,595     200,848
    Other taxes                                 63,256      63,891         166,463    166,944        211,664     212,122
                                              --------    --------        --------   --------     ----------  ----------
      Total operating expenses                 529,692     543,042       1,405,305  1,391,429      1,814,344   1,783,011

Operating income                               213,974     213,523         379,374    387,989        433,281     439,745

Other income and deductions:
  Allowance for equity funds used
    during construction                          1,137       1,850           4,960      4,758          7,028       6,186
  Miscellaneous, net                             1,225     (10,304)           (361)    (8,772)         2,430     (11,629)
                                              --------    --------        --------   --------     ---------- -----------

    Total other income/deductions, net           2,362      (8,454)          4,599     (4,014)         9,458      (5,443)

Income before interest charges                 216,336     205,069         383,973    383,975        442,739     434,302

Interest charges:
  Interest                                      33,061      33,783         100,589     101,770       133,559     135,108
  Allowance for borrowed funds
    used during construction                    (1,691)     (1,321)         (5,669)    (4,661)        (7,114)     (6,336)
                                              --------    --------        --------   --------     ----------  ----------
      Net interest charges                      31,370      32,462          94,920     97,109        126,445     128,772

Net income                                     184,966     172,607         289,053    286,866        316,294     305,530

Preferred stock dividends                        3,311       3,312           9,936      9,938         13,249      13,250
                                              --------     -------         -------  ---------       --------    --------

Earnings on common stock                      $181,655    $169,295        $279,117   $276,928       $303,045    $292,280
                                              ========    ========        ========   ========       ========    ========

Earnings per share of common stock
(based on average shares outstanding)            $1.78       $1.66           $2.73      $2.71          $2.97       $2.86
                                                 =====       =====           =====      =====          =====       =====

Dividends per share of common stock             $0.625       $0.61          $1.875      $1.83          $2.50       $2.44
                                                ======       =====          ======      =====          =====       =====

Average number of common shares
  outstanding (in thousands)                   102,124     102,124         102,124    102,124        102,124     102,124
                                               =======     =======         =======    =======        =======     =======

                            UNION ELECTRIC COMPANY
                            STATEMENT OF CASH FLOWS                    Page 4
                                   UNAUDITED
                             (Thousands of Dollars)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                        ------------------
                                                                                      1996            1995
                                                                                      ----            ----
Cash Flows From Operating:
  Net income                                                                         $289,053          $286,866
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                   172,869           167,247
      Amortization of nuclear fuel                                                     32,198            25,597
      Allowance for funds used during construction                                    (10,629)           (9,419)
      Postretirement benefit accrual                                                     (746)           19,569
      Deferred income taxes, net                                                        5,980            (5,641)
      Deferred investment tax credits, net                                             (4,638)           (4,637)
      Changes in assets and liabilities:
          Receivables, net                                                            (37,877)          (95,518)
          Materials and supplies                                                      (27,208)              744
          Accounts and wages payable                                                  (95,627)           44,798
          Taxes accrued                                                               148,824           128,288
          Interest and dividends accrued or declared                                    6,910             1,463
          Other, net                                                                   46,675            10,388
                                                                                  -----------        ----------
Net cash provided by operating activities                                             525,784           569,745

Cash Flows From Investing:
  Construction expenditures                                                          (241,899)         (224,252)
  Allowance for funds used during construction                                         10,629             9,419
  Nuclear fuel expenditures                                                           (26,001)          (30,405)
                                                                                  -----------        ----------
Net cash used in investing activities                                                (257,271)         (245,238)

Cash Flows From Financing:
  Dividends on preferred stock                                                         (9,936)           (9,938)
  Dividends on common stock                                                          (191,483)         (186,886)
  Environmental bond funds                                                                  0             4,443
  Redemptions -
    Nuclear fuel lease                                                                (25,659)          (61,552)
    Short-term debt                                                                   (19,600)                0
    Long-term debt                                                                    (35,000)          (38,000)
    Preferred stock                                                                       (26)              (26)
  Issuances -
    Nuclear fuel lease                                                                 31,593            40,967
                                                                                  -----------        ----------
Net cash used in financing activities                                                (250,111)         (250,992)
                                                                                  -----------        ----------
Net change in cash and cash equivalents                                                18,402            73,515

Cash and cash equivalents at beginning of period                                        1,025             1,510
                                                                                  -----------        ----------

Cash and cash equivalents at end of period                                           $ 19,427          $ 75,025
                                                                                  ===========        ==========

Supplemental disclosure of cash flow information:
  Cash and cash equivalents include cash on hand and temporary investments purchased with a maturity of three months or less

  Cash paid during the period:
    Interest (net of amount capitalized)                                             $ 83,197          $ 90,684
    Income taxes                                                                      105,357           138,515


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

Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 1996 and 1995 are not necessarily indicative of trends for any three-month, nine-month or twelve-month period.

Note 4 - On July 21, 1995, the Missouri Public Service Commission approved an agreement involving the registrant's Missouri electric rates. The agreement provided for a 1.8 percent rate decrease for all classes of Missouri retail electric customers, effective August 1, 1995, reducing annual revenues by $30 million. In addition, a $30 million credit was provided to Missouri electric customers in the third quarter 1995 under the agreement. Also included is a three-year plan which provides that earnings in excess of a 12.61 percent regulatory return on equity (ROE) will be shared equally between customers and shareholders and earnings above a 14 percent ROE will be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. During the first six months of 1996, the registrant recorded an estimated $45 million credit for the first year of the plan. This credit was reflected as a reduction in electric revenues.

Note 5 - On July 12, 1996, a joint agreement was filed with the Missouri Public Service Commission (MPSC) that recommends approval of the merger between the registrant and CIPSCO Incorporated. The registrant, the Missouri Public Service Commission staff, the Office of the Public Counsel, several customer groups and others signed the agreement. Agreement provisions include a new three-year alternative regulation plan that would run from July 1, 1998 to June 30, 2001. Like the current plan (see Note 4 above), the new plan provides that earnings over a 12.61 percent ROE up to a 14 percent ROE would be shared equally between customers and shareholders. The new three-year plan would also return to customers 90 percent of all earnings above an ROE of 14 percent up to 16 percent. Earnings above a 16 percent ROE would be credited entirely to customers. Other agreement provisions include: recovery over a 10-year period of the Missouri portion of an estimated $71.5 million of merger-related transaction and transition costs; a Missouri electric rate decrease, effective September 1, 1998, based on the weather-adjusted average annual credits to customers under the current alternative regulation plan (see Note 4 above); and an experimental retail wheeling pilot program for 100 megawatts of electric power to be filed by the registrant no later than March 1, 1997. Also, as part of the agreement, the registrant will not seek to recover in Missouri the merger premium. The exclusion of the merger premium from rates would not result in a charge to earnings. On September 25, 1996, the MPSC ordered that additional information be filed in November 1996 in connection with the merger proceeding. The MPSC is expected to issue a decision on the merger in early 1997.

                             UNION ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)




Note 5 -  (Continued)

          On November 7, 1996, the Hearing Examiner for the Illinois Commerce Commission issued a proposed order in connection with the registrant's and CIPSCO's merger proceedings. In the proposed order, the Hearing Examiner recommended that the merger between the registrant and CIPSCO be approved. In addition, the Hearing Examiner recommended that a decision on the registrant's and CIPSCO's proposals for sharing merger savings be made after the merger. The registrant and CIPSCO will be required to file a rate case or alternative regulation plan within one year after closing of the merger whereby an appropriate sharing of net merger savings between stockholders and customers will be determined at that time. The Hearing Examiner also recommended that the registrant's and CIPSCO's proposed transfer of the registrant's existing Illinois electric and gas facilities to CIPS be denied, but recommended that the joint dispatch agreement be approved. A final order from the Illinois Commerce Commission is expected by the end of 1996.

          On October 16, 1996, the Federal Energy Regulatory Commission (FERC) set the proposed merger for hearing. The FERC directed the presiding administrative law judge in the case to issue an initial decision no later than April 30, 1997. The FERC is expected to issue a decision on the merger by the end of 1997.

Note 6 - In October 1996, the registrant resolved various financial reporting matters with the FERC. The resolution of these matters resulted in the reclassification of certain costs from electric plant and nuclear fuel in process to other regulatory assets, as well as the reclassification of interchange sales from purchased power expenses to electric revenues. These reclassifications were made to all prior-year financial data to conform with 1996 reporting. These reclassifications did not have a material adverse effect on the registrant's financial position, results of operations or liquidity.

Note 7 - At September 30, 1996, and December 31, 1995, the registrant had recorded the following regulatory assets and regulatory liabilities:

          Regulatory Assets:                                            September 30,   December 31,
          (In Thousands)                                                    1996            1995
                                                                        ------------    -----------
          Income taxes                                                     $696,852       $732,580
          Callaway costs                                                    112,086        115,079
          Contract termination costs                                         20,468         25,806
          Department of Energy decommissioning assessment                    18,456         19,505
          Unamortized loss on reacquired debt                                30,845         33,203
                                                                           --------       --------
            Total regulatory assets                                        $878,707       $926,173
                                                                           ========       ========

          Regulatory Liability:
          (In Thousands)

          Income taxes                                                     $206,991       $216,502
                                                                           ========       ========

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS


        The registrant and CIPSCO Incorporated entered into a Merger Agreement dated August 11, 1995, which was approved by the shareholders of both companies in December 1995. The merged entity is expected to realize approximately $644 million in net savings over 10 years from combining certain operations of the two companies and is expected to adopt Union Electric's dividend payment level. However, the merger is conditioned upon, among other things, receipt of certain regulatory and governmental approvals. The merger is expected to be consummated by the end of 1997. (See Note 5 to the Financial Statements of this report.)

RESULTS OF OPERATIONS

        Third-quarter 1996 common stock earnings increased $12.4 million, or 12 cents per share, from 1995's third quarter to $181.7 million, or $1.78 per share. Common stock earnings for the nine months ended September 30, 1996 totaled $279.1 million, or $2.73 per share, an increase of $2.2 million, or 2 cents per share, from the same 1995 period. Common stock earnings for the twelve months ended September 30, 1996 were $303 million, or $2.97 per share, a $10.8 million, or 11 cent-per-share, increase from the preceding twelve-month period.

        Earnings and earnings per share fluctuated due to many conditions, the primary ones being: weather variations, electric rate reductions, credits to electric customers, sales growth, fluctuating operating costs and merger-related costs. The significant items affecting revenues, costs and earnings during the three-month, nine-month and twelve-month periods ended September 30, 1996 and 1995 are detailed below:

Electric Operating Revenues
---------------------------
(Millions of Dollars)                        Variations for periods ended September 30, 1996
                                                   from comparable prior-year periods
                                             ---------------------------------------------------
                                             Three Months         Nine Months      Twelve Months
                                             ------------         -----------      -------------
Rate variations                               $(4.1)               $(19.6)           $(26.0)
Credits to customers                           32.6                 (13.3)            (13.3)
Effect of abnormal weather                    (81.9)                (66.0)            (48.0)
Growth and other                               44.7                  91.6              97.5
Interchange sales                              (5.1)                  4.7               3.0
                                             ------                ------            ------
                                             $(13.8)               $ (2.6)           $ 13.2
                                             ======                ======            ======


        The $13.8 million decrease in third-quarter electric revenues compared to the year-ago quarter is primarily due to lower kilowatthour sales resulting from milder summer weather. Third-quarter 1996 kilowatthour sales decreased 4 percent from the same quarter of 1995. Weather-sensitive residential and commercial sales declined 11 percent and 2 percent, respectively, while industrial sales grew 2 percent compared to the year-ago quarter. Interchange sales decreased 6 percent compared to the same prior-year period.

        The decrease in quarterly revenues was partly offset by growth in the registrant's service area, as well as by a one-time credit to Missouri electric customers recorded in the 1995 third quarter. (See Note 4 to the Financial Statements of this report.)

        Electric revenues for the first nine months of 1996 decreased $2.6 million as increased kilowatthour sales were more than offset by the effects of the rate decrease and the net increase in customer credits during the period. (See Note 4 to the Financial Statements of this report.) Year-to-date kilowatthour sales were up 3 percent from the comparable 1995 period. Residential, commercial and industrial sales each rose 3 percent, and interchange sales grew 6 percent. These increases reflect the positive effects of strong economic growth in the registrant's service area and leap year, partly offset by milder weather.

                                                                          Page 8
                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)



        Electric revenues for the twelve months ended September 30, 1996 increased $13.2 million over the prior twelve-month period. The increase is due to a 4 percent increase in kilowatthour sales over the comparable year-ago period, partly offset by the rate decrease and the net increase in customer credits recorded during the period. (See Note 4 to the Financial Statements of this report.) The kilowatthour sales increase reflects strong economic growth in the registrant's service area, partially offset by milder weather during the period. Residential sales rose 5 percent, and commercial, industrial and interchange sales each grew 3 percent.

Operating Expenses

Fuel and Purchased Power                        Variations for periods ended September 30, 1996
------------------------                                from comparable prior-year periods
(Millions of Dollars)                           ----------------------------------------------
                                                Three Months      Nine Months    Twelve Months
                                                ------------      -----------    -------------
Fuel:
  Variation in generation                       $ (0.1)             $ 10.4            $  8.5
  Price                                           (5.3)              (22.3)            (24.3)
  Generation efficiencies                         (0.5)                3.2               4.6
  Department of Energy assessment                  0.1                (0.5)             (0.7)
Purchased power variation                         (9.7)               10.5              23.3
                                                ------              ------            ------
                                                $(15.5)             $  1.3            $ 11.4
                                                ======              ======            ======

        The decline in fuel and purchased power costs for the three months ended September 30, 1996 versus the comparable prior year quarter was primarily due to lower kilowatthour sales, reflected in reduced purchased power costs, and decreased fuel prices.

        The increases in fuel and purchased power costs for the nine months and twelve months ended September 30, 1996 versus the comparable prior-year periods were driven mainly by higher kilowatthour sales. Increases in purchased power costs and generation were partially offset by lower fuel prices.

Other Operating Expenses

        Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases.

        Third-quarter 1996 operations expenses other than fuel and purchased power were up $1 million over last year's third quarter primarily due to higher gas purchased for resale costs. Third-quarter maintenance expenses declined $3 million primarily due to decreased expenses at the Callaway nuclear plant.

        Year-to-date operations expenses other than fuel and purchased power increased $10 million over the first nine months of 1995 primarily due to higher gas purchased for resale costs. Maintenance expenses declined $3 million as decreased Callaway expenses, caused by the absence of a nuclear plant refueling in the 1996 period compared to the prior-year nine-month period, more than offset increased fossil-plant expenses.

        For the twelve months ended September 30, 1996, operations expenses other than fuel and purchased power were up $7 million versus the comparable year-ago period. The rise is primarily due to higher gas purchased for resale costs and increased labor expenses, partially offset by a decrease in employee benefits expenses, and a reduction in injuries, damages and insurance premiums expenses. Maintenance expenses for the current twelve-month period decreased $3 million as increased fossil-plant maintenance expenses were more than offset by reduced Callaway and tree-trimming expenses.

                                                                          Page 9
                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)


        Depreciation expense for the three-month, nine-month and twelve-month periods ended September 30, 1996 increased $2 million, $6 million and $7 million, respectively, versus comparable 1995 periods, primarily due to increases in depreciable property.

        Income taxes charged to operating expenses for the three months ended September 30, 1996 increased $2 million versus the comparable 1995 period, primarily due to higher pretax income. Income taxes charged to operating expenses for the nine months and twelve months ended September 30, 1996 increased $1 million and $10 million, respectively, versus the comparable 1995 periods, principally due to a higher effective tax rate.

Other Income and Deductions

        Miscellaneous other net income and deductions for the three-month and nine-month periods ended September 30, 1996 increased $12 million and $8 million, respectively, versus the comparable 1995 periods primarily due to merger-related expenses. Merger-related expenses totaled $1 million for the third quarter of 1996 compared to $9 million in 1995.

        Miscellaneous other net income and deductions increased $14 million for the twelve months ended September 30, 1996, versus the comparable 1995 period, primarily reflecting reduced charitable contributions and merger-related expenses. Merger-related expenses totaled $5 million during the twelve months ended September 30, 1996, compared to $9 million in the prior-year period.

Interest

        Interest charges for the twelve months ended September 30, 1996 decreased $2 million versus the prior-year period, primarily due to a reduction of debt outstanding and lower rates on variable-rate long-term debt.

Allowance for Funds Used During Construction (AFC)

        Variations in AFC track construction work in progress and changes were not significant for the reporting periods. During the twelve-month periods ended September 30, 1996 and 1995, AFC rates averaged 9.1 percent and 9.2 percent, respectively.

Balance Sheet

        The $33 million increase in accounts receivable and unbilled revenues is due primarily to higher kilowatthour sales and revenues in August and September 1996 compared to November and December 1995.

        Changes in accounts payable, income taxes accrued and other tax accruals result from the timing of various payments to taxing authorities and suppliers.

        The $48 million increase in other current and accrued liabilities at September 30, 1996 compared to December 31, 1995 is primarily due to the estimated $45 million Missouri customer credit. (See Note 4 to the Financial Statements of this report.)

Rate Matters

        See Notes 4 and 5 under Notes to Financial Statements of this report.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)

        On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889 which are intended to promote competition in the wholesale electric energy market. FERC requires transmission-owning public utilities, such as the registrant, to provide transmission access and service to others in a manner similar and comparable to that which the utility has by virtue of ownership. In Order 888, FERC requires that a single tariff be used by the utility in providing transmission service. Order 888 also provides for the recovery of stranded costs. On July 9, 1996, the registrant filed an open access tariff under FERC Order 888. On September 25, 1996, the FERC set the open access tariff filing for hearing. The hearings are scheduled to begin April, 1997.

        Order 889 established the Standards of Conduct and information requirements that transmission owners must adhere to in doing business under the open access rule. Under Order 889, utilities must obtain transmission service for their own use in the same manner its customers will obtain service, thus mitigating market power through control of transmission facilities. In addition under Order 889, utilities must separate their merchant function (buying and selling wholesale power) from their transmission and reliability functions.

        Based on its preliminary analysis, the registrant believes that Orders 888 and 889, which relate to its wholesale business, will not have a material adverse effect on its financial condition, results of operations or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by the registrant's operations totaled $526 million for the nine months ended September 30, 1996 compared to $570 million during the same 1995 period.

        Cash flows used in investing activities totaled $257 million and $245 million for the nine months ended September 30, 1996 and 1995, respectively. Construction expenditures for the nine months ended September 30, 1996 were for constructing new or improving existing facilities, purchasing railroad coal cars and complying with the Clean Air Act. In addition, the registrant expended $26 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1996 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

        Cash flows used in financing activities were $250 million for the nine months ended September 30, 1996, compared to $251 million during the same 1995 period. The registrant's principal financing activities for the nine months ended September 30, 1996 were the redemption of $35 million of First Mortgage Bonds, $20 million of short-term debt bank loans and the payment of dividends. On July 19, 1996, the registrant's Board of Directors declared a quarterly dividend of 62.5 cents per common share which was paid to shareholders September 30, 1996. Common stock dividends paid for the twelve months ended September 30, 1996 resulted in a pay out rate of 84% of the registrant's earnings to common shareholders. Dividends paid to registrant's common shareholders relative to net cash provided by operating activities for the same period were 43%. On October 11, 1996, the registrant's Board of Directors increased the quarterly common stock dividend to 63.5 cents per share.

        The registrant plans to utilize short-term debt as support for normal operations and other temporary requirements. The registrant is authorized by the FERC to have outstanding at any one time up to $600 million of short-term unsecured debt instruments. Short-term borrowings of the registrant consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At September 30, 1996, the registrant had committed banks lines of credit aggregating $169 million (of which all was unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options, and in support of which the registrant pays to its lending banks annual fees up to 0.10%. These lines of credit are renewable annually at various dates throughout the year. The registrant also has bank credit agreements due 1999 which permit the registrant to borrow up to $300 million
and $200 million, respectively, on a long-term basis.   At September 30, 1996,
no such borrowings were outstanding.

                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)



        Additionally, the registrant has a lease agreement which provides for the financing of nuclear fuel. At September 30, 1996, the maximum amount which could be financed under the agreement was $120 million. Cash provided from financing for the nine months ended September 30, 1996 included issuances for nuclear fuel of $32 million offset by $26 million of redemptions. At September 30, 1996, $103 million was financed under the lease.

                           PART II. OTHER INFORMATION

ITEM 5.          OTHER INFORMATION

UNAUDITED PRO FORMA FINANCIAL INFORMATION

AMEREN CORPORATION

        On August 11, 1995, the registrant and CIPSCO Incorporated ("CIPSCO") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and governmental approvals, and will result in a newly formed holding company, Ameren Corporation. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of the registrant and CIPSCO, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at September 30, 1996 gives effect to the Merger as if it had occurred at September 30, 1996. The unaudited pro forma combined condensed statements of income for the nine-month periods ended September 30, 1996 and 1995, and the twelve-month period ended September 30, 1996, give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

        The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of the registrant and CIPSCO. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the nine-month periods ended September 30, 1996 and 1995, are not necessarily indicative of trends for any twelve-month period.

        Also see Part I, Note 5, Notes to Financial Statements.

                                                                         Page 13
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                                 BALANCE SHEET
                             AT SEPTEMBER 30, 1996
                             (Thousands of Dollars)

ASSETS:                                                          As Reported (Note 1)         Pro Forma
-------                                                        -------------------------      Adjustments     Pro Forma
Property and plant                                               UE            CIPSCO        (Notes 2,9)      Combined
                                                               -----           ------        -----------      ---------
    Electric                                                   $8,580,945     $2,355,551     $  374,452     $11,310,948
    Gas                                                           181,899        236,594          -             418,493
    Other                                                          35,959         -               -              35,959
                                                               ----------     ----------     ----------     -----------
                                                                8,798,803      2,592,145        374,452      11,765,400
    Less accumulated depreciation and amortization              3,633,370      1,184,008        265,107       5,082,485
                                                               ----------     ----------     ----------     -----------
                                                                5,165,433      1,408,137        109,345       6,682,915
    Construction work in progress:
         Nuclear fuel in process                                  115,960         -               -             115,960
         Other                                                     64,990         61,546          3,922         130,458
                                                               ----------     ----------     ----------      ----------
             Total property and plant, net                      5,346,383      1,469,683        113,267       6,929,333
Regulatory assets:
    Deferred income taxes (Note 6)                                696,852         42,479         -              739,331
    Other                                                         181,855         12,505         -              194,360
                                                               ----------     ----------     ----------      ----------
             Total regulatory assets                              878,707         54,984         -              933,691
Other assets:
    Unamortized debt expense                                       10,721          2,925            608          14,254
    Nuclear decommissioning trust fund                             85,629         -              -               85,629
    Investments in nonregulated activities                         -             110,808         -              110,808
    Other                                                          28,272         34,881         (3,284)         59,869
                                                               ----------     ----------     ----------      ----------
             Total other assets                                   124,622        148,614         (2,676)        270,560
Current assets:
    Cash and temporary investments                                 19,427         13,074          9,886          42,387
    Accounts receivable, net                                      248,862         54,274         16,816         319,952
    Unbilled revenue                                               57,595         19,669         -               77,264
    Materials and supplies, at average cost -
         Fossil fuel                                               67,205         48,442          9,087         124,734
         Other                                                     99,305         39,827          4,540         143,672
    Other                                                          39,312         46,025          3,243          88,580
                                                               ----------     ----------     ----------      ----------
             Total current assets                                 531,706        221,311         43,572         796,589
                                                               ----------     ----------     ----------      ----------
Total Assets                                                   $6,881,418     $1,894,592      $ 154,163      $8,930,173
                                                               ==========     ==========      =========      ==========


CAPITAL AND LIABILITIES:
------------------------
Capitalization:
    Common stock (Note 2)                                      $  510,619     $  356,812     $ (866,059)     $    1,372
    Other stockholders' equity (Note 2)                         1,896,212        310,978        866,059       3,073,249
                                                               ----------     ----------     ----------      ----------
             Total common stockholders' equity                  2,406,831        667,790         -            3,074,621
    Preferred stock of subsidiary                                 219,121         80,000         -              299,121
    Long-term debt                                              1,727,945        421,152        130,000       2,279,097
                                                               ----------     ----------     ----------      ----------
             Total capitalization                               4,353,897      1,168,942        130,000       5,652,839
Minority interest in consolidated subsidiary                       -              -               3,534           3,534
Accumulated deferred income taxes                               1,322,536        332,042         (6,810)      1,647,768
Accumulated deferred investment tax credits                       161,886         49,722         -              211,608
Regulatory liability                                              206,991        109,421         -              316,412
Accumulated provision for nuclear decommissioning                  87,302         -              -               87,302
Other deferred credits and liabilities                            152,517         33,210          4,753         190,480
Current liabilities:
    Current maturity of long-term debt                             76,490         58,000         -              134,490
    Short-term debt                                                -              53,991         -               53,991
    Accounts payable                                               73,082         42,851         16,951         132,884
    Wages payable                                                  36,908         10,727         -               47,635
    Taxes accrued                                                 238,882         12,700              8         251,590
    Interest accrued                                               53,154          8,785          2,864          64,803
    Other                                                         117,773         14,201          2,863         134,837
                                                               ----------     ----------     ----------      ----------
             Total current liabilities                            596,289        201,255         22,686         820,230
                                                               ----------     ----------     ----------      ----------
Total Capital and Liabilities                                  $6,881,418     $1,894,592     $  154,163      $8,930,173
                                                               ==========     ==========     ==========      ==========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 14
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
           (Thousands of Dollars Except Shares and Per Share Amounts)



                                                                         UE              CIPSCO
                                                                         --              ------      Pro Forma
                                                                    (As Reported)   (As Reported)    Adjustments       Pro Forma
                                                                   (Notes 1,4,10)    (Notes 1,4,7)   (Notes 2,9)       Combined
                                                                   --------------    -------------   -----------       ---------
OPERATING REVENUES:
  Electric                                                         $1,716,061     $  560,188          $  130,034        $2,406,283
  Gas                                                                  68,277        101,280                   -           169,557
  Other                                                                   341          7,464                 971             8,776
                                                                   ----------     ----------          ----------        ----------
        Total operating revenues                                    1,784,679        668,932             131,005         2,584,616


OPERATING EXPENSES:
    Operations
    Fuel and purchased power                                          387,038        205,023              68,671           660,732
    Gas costs                                                          42,455         60,227               -               102,682
    Other                                                             279,714        107,486              13,322           400,522
                                                                   ----------     ----------          ----------        ----------
                                                                      709,207        372,736              81,993         1,163,936
  Maintenance                                                         159,988         43,005              13,157           216,150
  Depreciation and amortization                                       180,101         64,810              11,341           256,252
  Income taxes (Note 7)                                               189,546         43,260               6,128           238,934
  Other taxes                                                         166,463         43,505               1,503           211,471
                                                                   ----------     ----------          ----------         ---------
        Total operating expenses                                    1,405,305        567,316             114,122         2,086,743

OPERATING INCOME                                                      379,374        101,616              16,883           497,873

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        4,960            196               -                 5,156
  Minority interest in consolidated subsidiary                          -              -                  (3,760)           (3,760)
  Miscellaneous, net                                                     (361)         (2,874)            (5,528)           (8,763)
                                                                   ----------      ----------        -----------         ---------
        Total other income and deductions, net                          4,599          (2,678)            (9,288)           (7,367)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               383,973         98,938               7,595           490,506

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                            100,589         27,876               7,595           136,060
  Allowance for borrowed funds used during
    construction                                                       (5,669)          (250)              -                (5,919)
  Preferred dividends of subsidiaries (Note 8)                          9,936          2,794               -                12,730
                                                                  -----------     ----------         -----------        ----------
     Net interest charges and preferred dividends                     104,856         30,420               7,595           142,871

NET INCOME                                                         $  279,117      $   68,518        $     -            $  347,635
                                                                   ==========      ==========        ===========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.73          $2.01                                 $2.53
                                                                        =====          =====                                 =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834     34,069,542          1,022,086        137,215,462
                                                                  ===========     ==========          =========        ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 15
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
           (Thousands of Dollars Except Shares and Per Share Amounts)



                                                                     UE             CIPSCO
                                                                     --             ------            Pro Forma
                                                                 (As Reported)  (As Reported)        Adjustments       Pro Forma
                                                                (Notes 1,4,10)  (Notes 1,3,7)        (Notes 2,9)        Combined
                                                                --------------  -------------       ------------       ------------
OPERATING REVENUES:
  Electric                                                         $1,718,620     $  544,886          $  115,808        $2,379,314
  Gas                                                                  60,480         87,523              -                148,003
  Other                                                                   318          5,860                 244             6,422
                                                                   ----------     ----------          ----------        ----------
        Total operating revenues                                    1,779,418        638,269             116,052         2,533,739


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                          385,740        189,447              51,527           626,714
    Gas costs                                                          35,051         48,322               -                83,373
    Other                                                             277,491        113,897              14,452           405,840
                                                                   ----------     ----------          ----------        ----------
                                                                      698,282        351,666              65,979         1,115,927
  Maintenance                                                         163,342         46,690              14,038           224,070
  Depreciation and amortization                                       174,369         62,280              11,866           248,515
  Income taxes (Note 7)                                               188,492         41,826               6,208           236,526
  Other taxes                                                         166,944         43,133               1,496           211,573
                                                                   ----------     ----------          ----------         ---------
        Total operating expenses                                    1,391,429        545,595              99,587         2,036,611

OPERATING INCOME                                                      387,989         92,674              16,465           497,128

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        4,758            600               -                 5,358
  Minority interest in consolidated subsidiary                          -              -                  (3,396)           (3,396)
  Miscellaneous, net                                                   (8,772)         1,915              (5,153)          (12,010)
                                                                   ----------     ----------         -----------        ----------
        Total other income and deductions, net                         (4,014)         2,515              (8,549)          (10,048)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               383,975         95,189               7,916           487,080

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                            101,770         25,157               7,916           134,843
  Allowance for borrowed funds used during
    construction                                                       (4,661)           (49)              -                (4,710)
  Preferred dividends of subsidiaries (Note 8)                          9,938          2,896               -                12,834
                                                                  -----------     ----------         -----------        ----------
     Net interest charges and preferred dividends                     107,047         28,004               7,916           142,967

NET INCOME                                                         $  276,928      $   67,185        $     -            $  344,113
                                                                   ==========      ==========        ===========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.71          $1.97                                 $2.51
                                                                        =====          =====                                 =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834     34,069,542           1,022,086       137,215,462
                                                                  ===========     ==========           =========       ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 16
                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              STATEMENTS OF INCOME
                     TWELVE MONTHS ENDED SEPTEMBER 30, 1996
           (Thousands of Dollars Except Shares and Per Share Amounts)



                                                                     UE           CIPSCO
                                                                     --           ------             Pro Forma
                                                                (As Reported)   (As Reported)        Adjustments       Pro Forma
                                                                (Notes 1,4,10)  (Notes 1,3,4,7)      (Notes 2,9)       Combined
                                                                --------------  ---------------      -----------       ----------
OPERATING REVENUES:
  Electric                                                         $2,151,551     $  718,785          $  170,168        $3,040,504
  Gas                                                                  95,610        143,363                   -           238,973
  Other                                                                   464         10,777               1,081            12,322
                                                                   ----------     ----------          ----------        ----------
        Total operating revenues                                    2,247,625        872,925             171,249         3,291,799


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                          506,113        263,801              88,054           857,968
    Gas costs                                                          58,655         85,959               -               144,614
    Other                                                             370,093        148,958              18,018           537,069
                                                                   ----------     ----------          ----------        ----------
                                                                      934,861        498,718             106,072         1,539,651
  Maintenance                                                         218,255         64,311              17,060           299,626
  Depreciation and amortization                                       238,969         85,792              15,222           339,983
  Income taxes (Note 7)                                               210,595         47,206               7,778           265,579
  Other taxes                                                         211,664         56,985               1,918           270,567
                                                                   ----------     ----------          ----------         ---------
        Total operating expenses                                    1,814,344        753,012             148,050         2,715,406

OPERATING INCOME                                                      433,281        119,913              23,199           576,393

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        7,028            486               -                 7,514
  Minority interest in consolidated subsidiary                          -              -                  (4,921)           (4,921)
  Miscellaneous, net                                                    2,430          (7,088)            (8,283)          (12,941)
                                                                  -----------      ----------        -----------        ----------
        Total other income and deductions, net                          9,458          (6,602)           (13,204)          (10,348)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               442,739        113,311               9,995           566,045

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                            133,559         36,489               9,995           180,043
  Allowance for borrowed funds used during
    construction                                                       (7,114)          (274)              -                (7,388)
  Preferred dividends of subsidiaries (Note 8)                         13,249          3,748               -                16,997
                                                                  -----------     ----------         -----------        ----------
     Net interest charges and preferred dividends                     139,694         39,963               9,995           189,652

NET INCOME                                                         $  303,045      $   73,348        $     -            $  376,393
                                                                   ==========      ==========        ===========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.97          $2.15                                 $2.74
                                                                        =====          =====                                 =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834     34,069,542          1,022,086        137,215,462
                                                                  ===========     ==========          =========        ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 17
                               AMEREN CORPORATION


NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

1. Reclassifications were made to certain "as reported" account balances reflected in the registrant's and CIPSCO's financial statements to conform to this reporting presentation (See Notes 6, 7 and 8). All other financial statement presentation and accounting policy differences were immaterial and were not adjusted in the pro forma combined condensed financial statements.

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

3. Net income for the twelve months ended September 30, 1996 included $5.7 million of system development expenses. Net income for the nine months ended September 30, 1995 included CIPSCO's pre-tax charges of $5.8 million for a voluntary separation program.

4. The allocation between the registrant and CIPSCO and their customers of the estimated cost savings resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Merger-related costs (which include transaction costs and costs to achieve such savings) are currently estimated to be approximately $73 million (including costs for financial advisors, attorneys, accountants, consultants, filings, printing, system integration, relocation, etc.). None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the nine months and twelve months ended September 30, 1996 included merger-related costs of $5.3 million, net of income taxes, for the registrant, and $4.5 million and $9.3 million, net of income taxes, for CIPSCO, respectively. Net income for the nine months ended September 30, 1995 included merger-related costs of $9.0 million, net of income taxes, for the registrant.

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

7. CIPSCO's income taxes were reflected as operating expenses to conform to this reporting presentation.

8. Currently, the registrant's Preferred Stock is not issued by a subsidiary; subsequent to the merger, the registrant's Preferred Stock will be issued by a subsidiary of Ameren. As a result, the registrant's preferred dividend requirements were reclassified to conform to this reporting presentation.

9. Pro forma adjustments were made to consolidate the financial results of Electric Energy, Inc. (EEI), which will, in substance, be a 60% owned subsidiary of Ameren subsequent to the merger. The registrant and CIPSCO hold 40% and 20% ownership interests, respectively, in EEI and account for these investments under the equity method of accounting. All intercompany transactions between the registrant, CIPSCO and EEI were eliminated.

10. Net income for the nine and twelve months ended September 30, 1996 included credits for Missouri electric customers which reduced revenues and pre-tax income of the registrant by $45 million. Net income for the nine months ended September 30, 1995 included a credit to Missouri electric customers which reduced revenues and pre-tax income of the registrant by $30 million.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits.

                 Exhibit 12(a)  -  Computation of Ratio of Earnings to Fixed
                                   Charges, 12 Months Ended September 30, 1996.

                 Exhibit 12(b)  -  Computation of Ratio of Earnings to Fixed
                                   Charges and Preferred Stock Dividend
                                   Requirements, 12 Months Ended September 30,
                                   1996.

                 Exhibit 27     -  Financial Data Schedule.

           (b)   Reports on Form 8-K.  None




                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNION ELECTRIC COMPANY
                                                  (Registrant)



November 13, 1996                            By    /s/ Donald E. Brandt
                                               --------------------------------
                                                      Donald E. Brandt
                                                     Senior Vice President
                                                 Finance and Corporate Services