Form 10-K405
period 1996-12-31
UNION ELECTRIC CO
filed 1997-03-28
CIK 100826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
         (   ) Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required)
          For the transition period from ____________ to ____________

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

Preferred Stock, without par value (entitled to cumulative dividends):
     Stated value $100 per share -                }
       $4.56 Series                               }
       $4.50 Series                               }     New York Stock Exchange
       $4.00 Series                               }
       $3.50 Series                               }

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any agreement to this Form 10-K. (X)

       Aggregate market value of voting stock held by non-affiliates as of March 3, 1997, based on closing prices most recently available as reported in The Wall Street Journal (excluding Preferred Stock for which quotes are not publicly available): $3,975,596,594.

       Shares of Common Stock, $5 par value, outstanding as of March 3, 1997:
102,123,834 shares (excluding 42,990 treasury shares).

                     DOCUMENTS INCORPORATED BY REFERENCES.

       Portions of the registrant's 1996 Annual Report to Stockholders (the "1996 Annual Report") are incorporated by reference into Parts I, II and IV.

       Portions of the registrant's definitive proxy statement for the 1997 annual meeting are incorporated by reference into Part III.

                               TABLE OF CONTENTS

PART I                                                                                                      Page
                                                                                                            ----
Item   1  -  Business
                  General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
                  Construction Program and Financing . . . . . . . . . . . . . . . . . . . . . . . .         2
                  Rates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
                  Fuel Supply  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
                  Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
                  Industry Issues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
                  Operating Statistics(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6
                  Other Statistical Information  . . . . . . . . . . . . . . . . . . . . . . . . . .         6
Item   2  -  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7
Item   3  -  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8
Item   4  -  Submission of Matters to a Vote of Security Holders(2)

Executive Officers of the Registrant (Item 401(b) of Regulation S-K) . . . . . . . . . . . . . . . .         9

PART II

Item   5  -  Market for Registrant's Common Equity and Related
                  Stockholder Matters(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
Item   6  -  Selected Financial Data(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
Item   7  -  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations(1) . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
Item   8  -  Financial Statements and Supplementary Data1  . . . . . . . . . . . . . . . . . . . . .        10
Item   9  -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure(2)

PART III

Item  10  -  Directors and Executive Officers of the Registrant(1) . . . . . . . . . . . . . . . . .        11
Item  11  -  Executive Compensation(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
Item  12  -  Security Ownership of Certain Beneficial Owners
                  and Management(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
Item  13  -  Certain Relationships and Related Transactions(1) . . . . . . . . . . . . . . . . . . .        11

PART IV

Item  14  -  Exhibits, Financial Statement Schedules (including unaudited
                  pro forma financial information) , and Reports on Form 8-K  . . . . . . . . . . . . . .   12

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
EXHIBITS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

------------

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

              On August 11, 1995, the Company and CIPSCO Incorporated ("CIPSCO") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both companies. The merger ("Merger") is further conditioned on, among other things, receipt of certain regulatory and governmental approvals and is expected to be consummated by the end of 1997. Upon completion of the Merger, two operating companies will continue as subsidiaries of a newly formed holding company, Ameren Corporation.

              On February 21, 1997, the Missouri Public Service Commission ("MoPSC") entered a final order approving the Merger. In the order the MoPSC also approved a joint agreement dated July 12, 1996 between the Company, the MoPSC staff, the Office of the Public Counsel and others. This agreement is described in Note 3 under "Notes to Financial Statements" on Pages 30 and 31 of the 1996 Annual Report pages incorporated herein by reference. In addition, the order requires the Company to take steps to participate in or form an Independent System Operator to control the operation, pricing and planning of the Company's transmission system, as well as file a report with the MoPSC that assesses the potential ability of the merged companies to exercise vertical and horizontal market power in price deregulated retail generation. That report is due by January 1, 1998. The MoPSC's order became effective on March 4, 1997.

              On March 3, 1997, the Illinois Commerce Commission ("ICC") expanded the scope of issues it will consider in connection with the Merger proceedings. In addition to market power issues, the ICC ordered that issues related to the treatment of affiliate transactions, as well as ICC jurisdictional issues, be addressed as part of the Merger proceedings.

              Hearings at the Federal Energy Regulatory Commission on the Merger have concluded and the administrative law judge's proposed order is expected by April 30, 1997.

              For additional information on the Merger, see Notes 2 and 3 to the "Notes to Financial Statements" on Pages 29 and 30 of the 1996 Annual Report pages incorporated herein by reference. Also, see Item 14 below for unaudited pro forma financial information for Ameren Corporation.

              For the year 1996, 95.6% of total operating revenues was derived from the sale of electric energy and 4.4% from the sale of natural gas. Electric operating revenues as a percentage of total operating revenues for the years 1992, 1993, 1994, and 1995 were 95.9%, 95.5%, 96.1%, and 96.1%, respectively.

              The Company employed 6,035 persons at December 31, 1996. Approximately 70% of the Company's employees are represented by local unions affiliated with the AFL-CIO. Labor agreements covering 4,132 employees expired in 1996. New agreements covering 1,061 employees have been negotiated and expire in 1999. Agreements covering 3,188 employes continue to be negotiated. Two agreements covering 117 employees will expire in 1997.


                       CONSTRUCTION PROGRAM AND FINANCING

              The Company is engaged in a construction program under which expenditures averaging approximately $267 million are anticipated during each of the next five years. Capital expenditures for compliance with the Clean Air Act Amendments of 1990 are included in the construction program -- also see "Regulation", below. The Company does not anticipate a need for additional base load electric generating capacity until after the year 2013.

              During the five-year period ended 1996, gross additions to the property of the Company, including allowance for funds used during construction and excluding nuclear fuel, were approximately $1.5 billion (including $325 million in 1996) and property retirements were $265 million.

              In addition to the funds required for construction during the 1997-2001 period, $174 million will be required to repay long-term debt as follows: $74 million in 1997 and $100 million in 1999. Amounts for years subsequent to 1997 do not include nuclear fuel lease payments since the amounts of such payments are not currently determinable.

              For information on the Company's external cash sources, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis" on Page 19 of the 1996 Annual Report pages incorporated herein by reference.

              FINANCING RESTRICTIONS. Under the most restrictive earnings test contained in the Company's principal Indenture of Mortgage and Deed of Trust ("Mortgage") relating to its First Mortgage Bonds ("Bonds"), no Bonds may be issued (except in certain refunding operations) unless the Company's net earnings available for interest after depreciation for 12 consecutive months within the 15 months preceding such issuance are at least two times annual interest charges on all Bonds and prior lien bonds then outstanding and to be issued (all calculated as provided in the Mortgage). Such ratio for the 12 months ended December 31, 1996 was 6.4, which would permit the Company to issue an additional $2.7 billion of Bonds (8% annual interest rate assumed). Additionally, the Mortgage permits issuance of new bonds up to (a) 60% of defined property additions, or (b) the amount of previous bonds retired or to be retired, or (c) the amount of cash put up for such purpose. At December 31, 1996, the aggregate amount of Bonds issuable under (a) and (b) above was approximately $2 billion.

              The Company's Restated Articles of Incorporation restrict the Company from selling Preferred Stock unless its net earnings for a period of 12 consecutive months within 15 months preceding such sale are at least two and one-half times the annual dividend requirements on its Preferred Stock then outstanding and to be issued. Such ratio for the 12 months ended December 31, 1996 was 22.7, which would permit the Company to issue an additional $1.3 billion stated value of Preferred Stock (8% annual dividend rate assumed). Certain other financing arrangements require the Company to obtain prior consents to various actions by the Company, including any future borrowings, except for permitted financings such as borrowings under revolving credit agreements, the nuclear fuel lease, unsecured short-term borrowings (subject to certain conditions), and the issuance of additional Bonds.

                                     RATES

              For the year 1996, approximately 83%, 7%, and 10% of the Company's electric operating revenues were based on rates regulated by the MoPSC, the ICC, and the Federal Energy Regulatory Commission ("FERC") of the U.
S. Department of Energy, respectively.

              For additional information on "Rates", see Note 3 to the "Notes to Financial Statements" on Page 30 of the 1996 Annual Report pages incorporated herein by reference.

                                  FUEL SUPPLY

Cost of Fuels                                                                Year
-------------                           ------------------------------------------------------------------------
                                            1996            1995          1994           1993           1992
                                            ----            ----          ----           ----           ----
Per Million BTU      - Coal            112.250 cent    117.645 cent    123.950 cent   153.284 cent   150.941 cent
                     - Nuclear          47.499 cent     48.592 cent     49.932 cent    56.848 cent    61.818 cent
                     - System           96.596 cent    101.590 cent    101.867 cent   126.362 cent   126.711 cent

Per kWh of Steam Generation              1.024 cent      1.068 cent      1.064 cent     1.331 cent     1.310 cent

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

           The Company has agreements to fulfill its needs for uranium, enrichment, and fabrication services through 2002. The Company's agreements for conversion services are sufficient to supply the Callaway Plant through 1999. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires re-fueling at 18-month intervals and re-fuelings are presently scheduled for the spring of 1998 and the fall of 1999.

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

           For additional information on the Company's "Fuel Supply", see Note 11 to the "Notes to Financial Statements" on Page 34 of the 1996 Annual Report pages incorporated herein by reference.

                                   REGULATION

           The Company is subject to regulation by the MoPSC and the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. The Company is also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, mergers, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the FERC.

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

           The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("PUHCA"), except Section 9(a)(2) relating to the acquisition of securities of other public utility companies and Section 11(b)(2) with respect to concluding matters relating to the 1974 acquisition of the common stock of a former subsidiary. When the Securities and Exchange Commission approved such acquisition it reserved jurisdiction to pass upon the right of the Company to retain its gas properties. For information on PUHCA and the Merger, see Note 2 to the "Notes to Financial Statements" on Page 30 of the 1996 Annual Report pages incorporated herein by reference.

           The Company is regulated, in certain of its operations, by air and water pollution and hazardous waste regulations at the city, county, state and federal levels. The Company is in substantial compliance with such existing regulations.

           Under the Clean Air Act Amendments of 1990, the Company is required to reduce total annual emissions of sulfur dioxide by the year 2000. Significant reductions in nitrogen oxide will also be required. By switching to low-sulfur coal and early banking of emission credits, the Company anticipates that it can comply with the requirements of the law with no significant revenue increases because the related capital costs, estimated at about $300 million, are largely offset by lower fuel costs. As of the end of 1996 about 84% of the Clean Air Act related capital costs had been expended.

           As of December 31, 1996, the Company was designated a potentially responsible party ("PRP") by federal and state environmental protection agencies at four hazardous waste sites. Other hazardous waste sites have been identified for which the Company may be responsible but has not been designated a PRP. The Company continually reviews the remediation costs that will be required for all of these sites. However, such costs are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

           Other aspects of the Company's business are subject to the jurisdiction of various regulatory authorities and, for additional information on regulations, see Note 3 to the "Notes to Financial Statements" on Page 30 of the 1996 Annual Report pages incorporated herein by reference.

                                INDUSTRY ISSUES

           The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: the potential for more intense competition and for changing the structure of regulation; changes in the structure of the industry as a result of amendments to federal laws regulating ownership of generating facilities and access to transmission systems; on-going consideration of additional changes of the industry by federal and state authorities; continually developing environmental laws, regulations and issues including proposed new air quality standards; public concern about the siting of new facilities; proposals for demand side management programs; and public concerns about nuclear decommissioning and the disposal of nuclear wastes, and about global climate issues. The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition, or liquidity.

                              OPERATING STATISTICS

           The information on Page 37 in the Company's 1996 Annual Report is incorporated herein by reference.



                         OTHER STATISTICAL INFORMATION

                                                       1996        1995        1994        1993        1992
                                                       ----        ----        ----        ----        ----
KILOWATTHOUR OUTPUT (in millions)

   Fossil fuel generation   . . . . . . . . .         24,610      23,822      21,941      19,582      21,266

   Nuclear generation   . . . . . . . . . . .          8,891       8,242      10,007       8,381       8,084

   Hydro generation   . . . . . . . . . . . .          1,316       1,626       1,714       1,971       1,509

   Purchased from Electric
       Energy, Inc. . . . . . . . . . . . . .            774         760         681         673         527

       Other purchases  . . . . . . . . . . .          8,281       7,926       7,757      10,764       6,660
                                                     -------     -------     -------     -------     -------
           Total Output . . . . . . . . . . .         43,872      42,376      42,100      41,371      38,046

   Less line losses and system use  . . . . .          2,596       2,507       2,412       2,389       2,300
                                                     -------     -------     -------     -------     -------

           KilowattHour Sales . . . . . . . .         41,276      39,869      39,688      38,982      35,746
                                                     =======     =======     =======     =======     =======


                         - - - - - - - - - - - - - - -


Common Stock dividends
   as a percentage
   of earnings  . . . . . . . . . . . . . . .             88          83          80          84          80

ITEM   2.    PROPERTIES.

           The following table sets forth information with respect to the Company's generating facilities and capability at the time of the expected 1997 peak.

                                                                                  Gross Kilowatt
            Energy                                                                 Installed
            Source              Plant                   Location                   Capability
            ------              -----                   --------                ----------------
            Coal              Labadie             Franklin County, Mo.                 2,404,000
                              Rush Island         Jefferson County, Mo.                1,216,000
                              Sioux               St. Charles County, Mo.              1,008,000
                              Meramec             St. Louis County, Mo.                  928,000
                                                                                      ----------

                                                             Total Coal                5,556,000

            Nuclear           Callaway            Callaway County, Mo.                 1,193,000

            Hydro             Osage               Lakeside, Mo.                          212,000
                              Keokuk              Keokuk, Ia.                            126,000
                                                                                       ---------

                                                             Total Hydro                 338,000

            Oil and           Venice              Venice, Ill.                           459,000
            Natural           Other               Various                                383,000
                                                                                       ---------
            Gas                                              Total Oil and
                                                               Natural Gas               842,000
            Pumped-
            storage           Taum Sauk           Reynolds County, Mo.                   350,000
                                                                                       ---------

                                                             TOTAL                     8,279,000
                                                                                       =========

           In planning its construction program, the Company is presently utilizing a forecast of kilowatthour sales growth of approximately 1.9% and peak load growth of 1%, each compounded annually, and is providing for a minimum reserve margin of approximately 17% to 21% above its anticipated peak load requirements.

           See "Operating Statistics", incorporated by reference in Part I of this Form 10-K, for information on loads and capability during the five-year period ended 1996.

           The Company is a member of one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply - MAIN (Mid-America Interconnected Network) operating primarily in Wisconsin, Illinois and Missouri. The Company has interconnections for the exchange of power, directly and through the facilities of others, with thirteen private utilities and with Associated Electric Cooperative, Inc., the City of Columbia, Missouri, the Southwestern Power Administration and the Tennessee Valley Authority.

           The Company owns 40% of the capital stock of Electric Energy, Inc. ("EEI"), the balance of which is held by three other sponsoring companies -- Kentucky Utilities Company ("KU"), Central Illinois Public Service Company ("CIPS" -- a subsidiary of CIPSCO), and Illinova Generating ("IG"). EEI owns and operates a generating plant with a nominal capacity of 1,000 mW. 60% of the plant's output is committed to the Paducah Project of the DOE, 20% is committed to KU, 10% to the Company, and 5% each to IG and CIPS.

           As of December 31, 1996, the Company owned approximately 3,300 circuit miles of electric transmission lines and substations with a transformer capacity of approximately 45,497,000 kVA. The Company operates three propane-air plants with an aggregate daily natural gas equivalent deliverability of 23 million Btu and 2,688 miles of gas mains. Other properties of the Company include distribution lines, underground cable, steam distribution facilities in Jefferson City, Missouri and office buildings, warehouses, garages and repair shops.

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

                        _______________________________

         Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of: regulatory actions; changes in laws and other governmental actions; competition; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.



INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF REGULATION S-K:

                                                                                              Date First
                                         Age At                                               Elected or
       Name                             12/31/96         Present Position                     Appointed
       ----                             --------         ----------------                   ------------
Charles W. Mueller                         58            President                                 7/1/93
                                                         Chief Executive Officer                   1/1/94
                                                         and Director                             6/11/93
Paul A. Agathen                            49            Senior Vice President                    2/16/96
Donald E. Brandt                           42            Senior Vice President                     7/1/88
Robert O. Piening                          59            Senior Vice President                     7/1/88
Donald F. Schnell                          64            Senior Vice President                     7/1/88
Charles J. Schukai                         62            Senior Vice President                     7/1/88
M. Patricia Barrett                        59            Vice President                            3/1/91
Charles A. Bremer                          52            Vice President                           4/24/84
Donald W. Capone                           61            Vice President                            7/1/88
William J. Carr                            59            Vice President                           10/1/88
Jean M. Hannis                             49            Vice President                            1/1/96
William E. Jaudes                          59            Vice President and                       4/23/85
                                                         General Counsel                          4/22/80
R. Alan Kelley                             44            Vice President                            7/1/88
Michael J. Montana                         50            Vice President                            7/1/88
Garry L. Randolph                          48            Vice President                            3/1/91
Robert J. Schukai                          58            Vice President                            7/1/88
William C. Shores                          58            Vice President                            7/1/88
Samuel E. Willis                           52            Vice President                           11/1/95
Ronald C. Zdellar                          52            Vice President                            7/1/88
Warner L. Baxter                           35            Controller                                8/1/96
James C. Thompson                          57            Secretary                                12/1/82
Jerre E. Birdsong                          42            Treasurer                                 7/1/93



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
             MATTERS.

         Information required to be reported by this item is included on Page 41 of the 1996 Annual Report and is incorporated herein by reference.


ITEM   6.    SELECTED FINANCIAL DATA.

         Information for the 1992-1996 period required to be reported by this item is included on Pages 38 and 39 of the 1996 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information required to be reported by this item is included on Pages 17, 18, 19, 20, and 21 of the 1996 Annual Report and is incorporated herein by reference.

ITEM   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company on Pages 22 through 36, the report thereon of Price Waterhouse LLP appearing on Page 16 and the Selected Quarterly Information on Page 28 of the 1996 Annual Report are incorporated herein by reference.

                                    PART III

ITEM   10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1997 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

         Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM   11.    EXECUTIVE COMPENSATION.

         Any information required to be reported by this item is included under "Compensation" in the Company's 1997 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM   12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Any information required to be reported by this item is included under "Security Ownership of Management" in the Company's 1997 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM   13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Any information required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1997 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this report:

         1.  Financial Statements: *

                                                                                                       Page From 1996
                                                                                                       Annual Report
                                                                                                       ---------------
             Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . .             16
             Statement of Income - Years 1996, 1995, and 1994   . . . . . . . . . . . . . . . .             22
             Statement of Cash Flows - Years 1996, 1995, and 1994   . . . . . . . . . . . . . .             23
             Balance Sheet - December 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . .             24
             Long-Term Debt - December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . .             26
             Preferred Stock - December 31, 1996 and 1995   . . . . . . . . . . . . . . . . . .             27
             Statement of Retained Earnings - Years 1996, 1995, and 1994  . . . . . . . . . . .             28
             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .             29

             *Incorporated by reference from the indicated pages of the 1996 Annual Report

         2.  Financial Statement Schedules:

             The following schedule, for the years ended December 31, 1996, 1995, and 1994, should be read in conjunction with the aforementioned financial statements (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).

                                                                                                        Pages Herein
                                                                                                        ------------
             Report of Independent Accountants on Financial
                Statement Schedules   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12

             Valuation and Qualifying Accounts (Schedule II)  . . . . . . . . . . . . . . . . .             13

         3.  Unaudited Pro Forma Financial Information of Ameren Corporation
                Balance Sheet - December 31, 1996   . . . . . . . . . . . . . . . . . . . . . .             16
                Statements of Income for the years ended
                    December 31, 1996, 1995, and 1994   . . . . . . . . . . . . . . . . . . . .             17
                Notes to Unaudited Pro Forma Combined
                    Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . .             20

         4.  Exhibits: See EXHIBITS beginning on Page 22

         (b) Reports on Form 8-K.  None

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Union Electric Company

Our audits of the financial statements referred to in our report dated February 4, 1997 appearing on page 16 of the 1996 Annual Report to Stockholders of Union Electric Company (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





/s/ PRICE WATERHOUSE LLP


PRICE WATERHOUSE LLP
St. Louis, Missouri
February 4, 1997

                             UNION ELECTRIC COMPANY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                   Col. A.                                   Col. B                Col. C                 Col. D.        Col. E
                   -------                                   ------                ------                 -------        ------
                                                                                  Additions
                                                                          -------------------------
                                                                             (1)              (2)
                                                           Balance at     Charged to                                   Balance at
                                                            beginning      costs and        Charged to                   end of
                 Description                                of period      expenses      other accounts   Deductions     period
                 -----------                                ---------     -----------    --------------   ----------   ----------
Year ended December 31, 1996                                                                               (Note)
Reserves deducted in the balance sheet from
  assets to which they apply:

     Allowance for doubtful accounts                      $6,924,965      $12,100,000                    $13,829,633    $5,195,332
                                                          ==========      ===========                    ===========    ==========

Year ended December 31, 1995

Reserves deducted in the balance sheet from assets to which they apply:

     Allowance for doubtful accounts                      $6,277,378      $10,800,000                    $10,152,413    $6,924,965
                                                          ==========      ===========                    ===========    ==========

Year ended December 31, 1994

Reserves deducted in the balance sheet from assets to which they apply:

     Allowance for doubtful accounts                      $6,194,179      $10,800,000                    $10,716,801    $6,277,378
                                                          ==========      ===========                    ===========    ==========


Note:  Uncollectible accounts charged off, less recoveries.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

AMEREN CORPORATION

           The following unaudited pro forma financial information combines the historical balance sheets and statements of income of the Company and CIPSCO Incorporated, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at December 31, 1996 gives effect to the Merger as if it had occurred at December 31, 1996. The unaudited pro forma combined condensed statements of income for each of the years ended December 31, 1996, 1995, and 1994, give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

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

                               AMEREN CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                                 BALANCE SHEET
                              AT DECEMBER 31, 1996
                             (Thousands of Dollars)


ASSETS:                                                            As Reported (Note 1)       Pro Forma
-------                                                        -------------------------     Adjustments  Pro Forma
Property and plant                                                  UE            CIPSCO     (Notes 2,9)  Combined
                                                                  -----           ------     -----------  ---------
    Electric                                                   $8,630,628     $2,244,571     $  376,896  $11,252,095
    Gas                                                           185,867        242,664          -          428,531
    Other                                                          35,965         -               -           35,965
                                                               ----------  -------------   ------------  -----------
                                                                8,852,460      2,487,235        376,896   11,716,591
    Less accumulated depreciation and amortization              3,656,890      1,099,261        267,895    5,024,046
                                                               ----------     ----------     ----------  -----------
                                                                5,195,570      1,387,974        109,001    6,692,545
    Construction work in progress:
         Nuclear fuel in process                                   96,147         -               -           96,147
         Other                                                     90,953         70,150          1,311      162,414
                                                               ----------     ----------     ----------   ----------
             Total property and plant, net                      5,382,670      1,458,124        110,312    6,951,106
Regulatory assets:
    Deferred income taxes (Note 6)                                692,171         42,035         -           734,206
    Other                                                         178,760         64,754         -           243,514
                                                               ----------     ----------    ------------  ----------
             Total regulatory assets                              870,931        106,789         -           977,720
Other assets:
    Unamortized debt expense                                       10,591          2,871            591       14,053
    Nuclear decommissioning trust fund                             96,601         -              -            96,601
    Investments in nonregulated activities                         -             113,310         -           113,310
    Other                                                          27,377         25,624         (2,399)      50,602
                                                               ----------      ---------     ----------   ----------
             Total other assets                                   134,569        141,805         (1,808)     274,566
Current assets:
    Cash and temporary investments                                  4,897          6,270          4,715       15,882
    Accounts receivable, net                                      192,868         56,473         19,344      268,685
    Unbilled revenue                                               76,190         30,126         -           106,316
    Materials and supplies, at average cost -
         Fossil fuel                                               63,651         34,971          7,531      106,153
         Other                                                     94,517         38,806          4,630      137,953
    Other                                                          50,516         40,327          3,343       94,186
                                                               ----------     ----------     ----------   ----------
             Total current assets                                 482,639        206,973         39,563      729,175
                                                               ----------     ----------     ----------   ----------
Total Assets                                                   $6,870,809     $1,913,691     $  148,067   $8,932,567
                                                               ==========     ==========     ==========   ==========


CAPITAL AND LIABILITIES:
------------------------
Capitalization:
    Common stock (Note 2)                                      $  510,619     $  356,812     $ (866,059)  $    1,372
    Other stockholders' equity (Note 2)                         1,844,182        304,782        866,059    3,015,023
                                                               ----------     ----------     ----------   ----------
             Total common stockholders' equity                  2,354,801        661,594         -         3,016,395
    Preferred stock of subsidiary                                 219,121         80,000         -           299,121
    Long-term debt                                              1,798,671        421,227        130,000    2,349,898
                                                               ----------     ----------     ----------   ----------
             Total capitalization                               4,372,593      1,162,821        130,000    5,665,414
Minority interest in consolidated subsidiary                       -              -               3,534        3,534
Accumulated deferred income taxes                               1,318,404        341,373         (6,682)   1,653,095
Accumulated deferred investment tax credits                       160,342         48,885         -           209,227
Regulatory liability                                              203,822        100,350         -           304,172
Accumulated provision for nuclear decommissioning                  98,274         -              -            98,274
Other deferred credits and liabilities                            156,913         35,737          4,733      197,383
Current liabilities:
    Current maturity of long-term debt                             73,966         58,000         -           131,966
    Short-term debt                                                11,300         57,768         -            69,068
    Accounts payable                                              170,383         62,774         13,600      246,757
    Wages payable                                                  39,966         10,294         -            50,260
    Taxes accrued                                                  95,478         13,692              8      109,178
    Interest accrued                                               45,173          8,432            416       54,021
    Other                                                         124,195         13,565          2,458      140,218
                                                               ----------     ----------     ----------   ----------
             Total current liabilities                            560,461        224,525         16,482      801,468
                                                               ----------     ----------     ----------   ----------
Total Capital and Liabilities                                  $6,870,809     $1,913,691     $  148,067   $8,932,567
                                                               ==========     ==========     ==========   ==========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                               AMEREN CORPORATION
          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1996
           (THOUSANDS OF DOLLARS EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                           UE           CIPSCO
                                                           --           ------            Pro Forma
                                                       (As Reported) (As Reported)       Adjustments          Pro Forma
                                                      (Notes 1,4,10)  (Notes 1,4)        (Notes 2,9)          Combined
                                                      -------------  ------------         ---------          ----------
OPERATING REVENUES:
  Electric                                             $2,160,815     $  730,812          $  175,313        $3,066,940
  Gas                                                      99,064        155,348                   -           254,412
  Other                                                       485         10,555               1,113            12,153
                                                       ----------     ----------          ----------        ----------
        Total operating revenues                        2,260,364        896,715             176,426         3,333,505


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                              512,831        274,215              93,158           880,204
    Gas Costs                                              64,548         96,228               -               160,776
    Other                                                 379,106        146,588              18,304           543,998
                                                       ----------     ----------          ----------        ----------
                                                          956,485        517,031             111,462         1,584,978
  Maintenance                                             223,632         61,461              17,110           302,203
  Depreciation and amortization                           241,298         87,397              15,665           344,360
  Income taxes (Note 7)                                   197,369         49,557               7,943           254,869
  Other taxes                                             213,266         57,817               1,951           273,034
                                                       ----------     ----------          ----------        ----------
        Total operating expenses                        1,832,050        773,263             154,131         2,759,444

OPERATING INCOME                                          428,314        123,452              22,295           574,061

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                            6,492            378               -                 6,870
  Minority interest in consolidated subsidiary              -              -                  (4,875)           (4,875)
  Miscellaneous, net                                       (4,293)         (2,784)            (7,413)          (14,490)
                                                       ----------      ----------        -----------        ----------
        Total other income and deductions, net              2,199          (2,406)           (12,288)          (12,495)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                   430,513        121,046              10,007           561,566

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                132,644         37,751              10,007           180,402
  Allowance for borrowed funds used during
    construction                                           (7,007)          (483)              -                (7,490)
  Preferred dividends of subsidiaries (Note 8)             13,249          3,721               -                16,970
                                                      -----------     ----------         -----------        ----------
     Net interest charges and preferred dividends         138,886         40,989              10,007           189,882

NET INCOME                                             $  291,627      $   80,057        $     -            $  371,684
                                                       ==========      ==========        ===========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                     $2.86          $2.35                                 $2.71
                                                            =====          =====                                 =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)            102,123,834     34,069,542           1,022,086       137,215,462
                                                      ===========     ==========          ==========       ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                               AMEREN CORPORATION
          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1995
           (THOUSANDS OF DOLLARS EXCEPT SHARES AND PER SHARE AMOUNTS)



                                                                       UE            CIPSCO
                                                                       --            ------          Pro Forma
                                                                 (As Reported)   (As Reported)       Adjustments        Pro Forma
                                                                 (Notes 1,4,10)  (Notes 1,3,4)       (Notes 2,9)        Combined
                                                                 --------------  -------------       ----------         ---------
OPERATING REVENUES:
  Electric                                                         $2,154,109     $  703,483          $  155,935        $3,013,527
  Gas                                                                  87,814        129,606                 -             217,420
  Other                                                                   441          9,173                 362               976
                                                                   ----------     ----------          ----------        ----------
        Total operating revenues                                    2,242,364        842,262             156,297         3,240,923


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                          504,815        248,226              70,910           823,951
    Gas Costs                                                          51,251         74,054               -               125,305
    Other                                                             367,870        155,368              19,148           542,386
                                                                   ----------     ----------          ----------        ----------
                                                                      923,936        477,648              90,058         1,491,642
  Maintenance                                                         221,609         67,996              17,941           307,546
  Depreciation and amortization                                       233,237         83,263              15,747           332,247
  Income taxes (Note 7)                                               209,541         45,772               7,857           263,170
  Other taxes                                                         212,145         56,613               1,912           270,670
                                                                   ----------     ----------          ----------        ----------
        Total operating expenses                                    1,800,468        731,292             133,515         2,665,275

OPERATING INCOME                                                      441,896        110,970              22,782           575,648

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        6,827            889               -                 7,716
  Minority interest in consolidated subsidiary                          -              -                  (4,558)           (4,558)
  Miscellaneous, net                                                   (5,981)        (2,298)             (7,908)          (16,187)
                                                                   ----------      ---------          ----------        ----------
        Total other income and deductions, net                            846         (1,409)            (12,466)           13,029

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               442,742        109,561              10,316           562,619

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                            134,741         33,769              10,316           178,826
  Allowance for borrowed funds used during
    construction                                                       (6,106)           (73)              -                (6,179)
  Preferred dividends of subsidiaries (Note 8)                         13,250          3,850               -                17,100
                                                                  -----------      ---------         -----------        ----------
     Net interest charges and preferred dividends                     141,885         37,546              10,316           189,747

NET INCOME                                                         $  300,857      $  72,015        $      -            $  372,872
                                                                   ==========      =========         ===========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.95          $2.11                                 $2.72
                                                                        =====          =====                                 =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834     34,069,542           1,022,086       137,215,462
                                                                  ===========     ==========           =========       ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                               AMEREN CORPORATION
          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1994
           (THOUSANDS OF DOLLARS EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                       UE            CIPSCO
                                                                       --            ------          Pro Forma
                                                                 (As Reported)   (As Reported)       Adjustments        Pro Forma
                                                                    (Note 1)       (Note 1)          (Notes 2,9)        Combined
                                                                 --------------  -------------       ----------         ---------
OPERATING REVENUES:
  Electric                                                         $2,137,355     $  697,427          $  200,730        $3,035,512
  Gas                                                                  86,109        138,418               -               224,527
  Other                                                                   474          8,770                 188             9,432
                                                                   ----------     ----------          ----------        ----------
        Total operating revenues                                    2,223,938        844,615             200,918         3,269,471


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                          497,384        251,867             113,166           862,417
    Gas Costs                                                          60,096         85,043               -               145,139
    Other                                                             375,570        140,068              19,952           535,590
                                                                   ----------     ----------          ----------        ----------
                                                                      933,050        476,978             133,118         1,543,146
  Maintenance                                                         197,760         65,176              19,076           282,012
  Depreciation and amortization                                       226,045         81,099              13,776           320,920
  Income taxes (Note 7)                                               206,421         49,082               9,739           265,242
  Other taxes                                                         210,476         56,017               1,929           268,422
                                                                   ----------     ----------          ----------        ----------
        Total operating expenses                                    1,773,752        728,352             177,638         2,679,742

OPERATING INCOME                                                      450,186        116,263              23,280           589,729

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        5,767            630               -                 6,397
  Minority interest in consolidated subsidiary                          -              -                  (5,554)           (5,554)
  Miscellaneous, net                                                      403          3,502              (8,297)           (4,392)
                                                                   ----------     ----------          ----------        ----------
        Total other income and deductions, net                          6,170          4,132             (13,851)           (3,549)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               456,356        120,395               9,429           586,180

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                            141,112         33,220               9,429           183,761
  Allowance for borrowed funds used during
    construction                                                       (5,513)          (289)              -                (5,802)
  Preferred dividends of subsidiaries (Note 8)                         13,252          3,510               -                16,762
                                                                    ---------     ----------          ----------         ---------
     Net interest charges and preferred dividends                     148,851         36,441               9,429           194,721


NET INCOME                                                         $  307,505      $   83,954         $    -            $  391,459
                                                                   ==========      ==========         ==========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $3.01           $2.46                                $2.85
                                                                        =====           =====                                =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834      34,106,585          1,023,198       137,253,617
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

3. Net income for the twelve months ended December 31, 1995 included CIPSCO's pre-tax charge of $5.8 million for a voluntary separation program and $5.7 million of system development expenses.

4. The allocation between the registrant and CIPSCO and their customers of the estimated cost savings, resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Merger-related costs (which include transaction costs and costs to achieve such savings) are currently estimated to be approximately $73 million (including costs for financial advisors, attorneys, accountants, consultants, filings, printing, system integration, relocation, etc.).
    None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the twelve months ended December 31, 1996 and 1995, included merger-related costs of $7.9 million and $9.0 million, net of income taxes, for the registrant, and $4.9 million and $4.7 million, net of income taxes, for CIPSCO, respectively.

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

10. Net income for the twelve months ended December 31, 1996 and 1995 included credits for Missouri electric customers which reduced revenues and pre-tax income of the registrant by $47 million and $30 million, respectively.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNION ELECTRIC COMPANY
                                              (Registrant)

                                           CHARLES W. MUELLER
                                              President and
                                         Chief Executive Officer


Date    March 27, 1997                   By    /s/ James C. Thompson
    ------------------------                -----------------------------------
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


Signature                                                           Title
---------                                                           -----
CHARLES W. MUELLER                                  President, Chief Executive
                                                          Officer and Director
                                                 (Principal Executive Officer)

DONALD E. BRANDT                                         Senior Vice President
                                  (Principal Financial and Accounting Officer)

WILLIAM E. CORNELIUS                                                  Director

THOMAS A. HAYS                                                        Director

THOMAS H. JACOBSEN                                                    Director

RICHARD A. LIDDY                                                      Director

JOHN PETERS MacCARTHY                                                 Director

PAUL L. MILLER, JR.                                                   Director

ROBERT H. QUENON                                                      Director

HARVEY SALIGMAN                                                       Director

JANET MCAFEE WEAKLEY                                                  Director


      By    /s/ James C. Thompson                               March 27, 1997
            -------------------------------------
            (James C. Thompson, Attorney-in-Fact)

                                    EXHIBITS

                            Exhibits Filed Herewith

  Exhibit No.                              Description
  -----------                              -----------

     4.36        - Indenture of the Company (For Unsecured Subordinated Debt
                   Securities), dated as of December 1, 1996.

     4.37        - Resolutions authorizing the issuance of 7.69% Unsecured
                   Subordinated Debt Securities.

     12(a)       - Statement re Computation of Ratios of Earnings to Fixed
                   Charges.

     12(b)       - Statement re Computation of Ratio of Earnings to Fixed
                   Charges and Preferred Stock Dividend Requirements.

     13          - Those pages of the 1996 Annual Report incorporated herein by reference.

     23          - Consent of Independent Accountants.

     24          - Powers of Attorney.

     27          - Financial Data Schedule.

                       EXHIBITS INCORPORATED BY REFERENCE

           The following exhibits heretofore have been filed with the Securities and Exchange Commission pursuant to requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit, and they are hereby incorporated herein by reference.


  Exhibit No.                              Description
  -----------                              -----------

     2         -   Agreement and Plan of Merger, dated as of August 11, 1995, by and among the Company, CIPSCO Incorporated, Ameren
                   Corporation and Arch Merger Inc. (June 30, 1995 Form 10-Q/A
                   (Amendment No. 1), Exhibit 2(a).)

     3(i)      -   Restated Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Missouri. (1993
                   Form 10-K, Exhibit 3(i).)

     3(ii)     -   By-Laws of the Company as amended to August 11, 1995. (June
                   30, 1995 Form 10-Q/A (Amendment No. 2), Exhibit 3(ii).)

     4.1       -   Order of the Securities and Exchange Commission dated October
                   16, 1945 in File No. 70-1154 permitting the issue of Preferred Stock, $3.70 Series. (Registration No. 2-27474,
                   Exhibit 3-E.)

     4.2       -   Order of the Securities and Exchange Commission dated April
                   30, 1946 in File No. 70-1259 permitting the issue of Preferred Stock, $3.50 Series. (Registration No. 2-27474,
                   Exhibit 3-F.)

     4.3       -   Order of the Securities and Exchange Commission dated October
                   20, 1949 in File No. 70-2227 permitting the issue of Preferred Stock, $4.00 Series. (Registration No. 2-27474,
                   Exhibit 3-G.)

     4.4       -   Indenture of Mortgage and Deed of Trust of the Company dated
                   June 15, 1937, as amended May 1, 1941, and Second
                   Supplemental Indenture dated May 1, 1941.  (Registration No.
                   2-4940, Exhibit B-1.)

     4.5       -   Supplemental Indentures to Mortgage


                         DATED AS OF                   FILE REFERENCE                EXHIBIT NO.
                         -----------                   --------------                -----------
                   March 1, 1967             2-58274                                    2.9
                   April 1, 1971             Form 8-K, April 1971                       6
                   February 1, 1974          Form 8-K, February 1974                    3
                   July 7, 1980              2-69821                                    4.6
                   May 1, 1990               Form 10-K, 1990                            4.6
                   December 1, 1991          33-45008                                   4.4
                   December 4, 1991          33-45008                                   4.5
                   January 1, 1992           Form 10-K, 1991                            4.6
                   October 1, 1992           Form 10-K, 1992                            4.6

  Exhibit No.                              Description
  -----------                              -----------

                    Dated as of              File Reference                          Exhibit No.
                    -----------              --------------                          -----------
       4.5       - (continued)
                   December 1, 1992          Form 10-K, 1992                            4.7
                   February 1, 1993          Form 10-K, 1992                            4.8
                   May 1, 1993               Form 10-K, 1993                            4.6
                   August 1, 1993            Form 10-K, 1993                            4.7
                   October 1, 1993           Form 10-K, 1993                            4.8
                   January 1, 1994           Form 10-K, 1993                            4.9

     4.6       -   Indenture of Mortgage and Deed of Trust of Missouri Power &
                   Light Company dated July 1, 1946 and Supplemental Indentures dated July 1, 1946, November 1, 1949, June 1, 1951, July 1,
                   1954, December 1, 1959, July 1, 1962, March 1, 1966, April 1,
                   1967, June 15, 1969, April 15, 1973, December 1, 1974, May 1,
                   1976 and July 1, 1979.  (Registration No. 2-87469, Exhibit
                   4.1.)

     4.7       -   Fourteenth Supplemental Indenture dated as of December 30,
                   1983 to the Mortgage and Deed of Trust dated July 1, 1946, of
                   Missouri Power & Light Company.  (1983 Form 10-K, Exhibit
                   4.23.)

     4.8       -   Instrument of Substitution of Individual Trustee dated as of
                   November 1, 1988 under the Mortgage and Deed of Trust dated
                   July 1, 1946 of Union Electric Company (successor to Missouri
                   Power & Light Company).  (1988 Form 10-K, Exhibit 4.8.)

     4.9       -   Indenture of Mortgage or Deed of Trust of Missouri Edison
                   Company dated July 1, 1945 and Supplemental Indentures dated
                   January 1, 1952, June 1, 1961, June 1, 1965, August 1, 1975,
                   September 1, 1976, November 1, 1977, February 1, 1981 and
                   July 1, 1982.  (Registration No. 2-87469, Exhibit 4.2.)

     4.10      -   Ninth Supplemental Indenture dated as of December 30, 1983 to the Indenture of Mortgage or Deed of Trust dated as of July
                   1, 1945 of Missouri Edison Company. (1983 Form 10-K, Exhibit
                   4.24.)

     4.11      -   Instrument of Substitution of Trustee dated as of March 1,
                   1985 under the Indenture of Mortgage or Deed of Trust dated
                   July 1, 1945 of Union Electric Company (successor to Missouri
                   Edison Company).  (1984 Form 10-K, Exhibit 4.10.)

     4.12      -   Instrument of Substitution of Trustee dated as of October 14,
                   1986 under the Indenture of Mortgage or Deed of Trust dated
                   July 1, 1945 of Union Electric Company (successor to Missouri
                   Edison Company).  (September 30, 1986 Form 10-Q, Exhibit
                   4.2.)

     4.13      -   Series A Agreement of Sale dated as of June 1, 1984 between
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

     4.23      -   Amendment and Extension Agreement dated as of June 1, 1991 to the amended Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company.  (1992
                   Form 10-K, Exhibit 4.32.)

     4.24      -   Amendment Agreement dated as of June 1, 1992 to the amended
                   Reimbursement Agreement dated as of June 1, 1985 between
                   Union Bank of Switzerland and the Company.  (1992 Form 10-K,
                   Exhibit 4.33.)

     4.25      -   Series 1985 B Reaffirmation Agreement and Third Supplement to
                   Agreement of Sale dated as of June 1, 1985 between the State
                   Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Series
                   1985 B Reimbursement Agreement dated as of June 1, 1985 between The Long-term Credit Bank of Japan, Limited and the
                   Company and Series 1985 B Trust Indenture dated as of June 1,
                   1985 between the Authority and Mercantile Trust Company
                   National Association, as trustee and Texas Commerce Bank
                   National Association, as co-trustee.  (June 30, 1985 Form
                   10-Q, Exhibit 4.2.)

     4.26      -   Reimbursement Agreement dated as of February 1, 1993 between
                   Westdeutsche Landesbank Girozentrale and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series 1985 B
                   Trust Indenture dated as of June 1, 1985.  (1992 Form 10-K,
                   Exhibit 4.35.)

     4.27      -   Loan Agreement dated as of May 1, 1990 between the State
                   Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Indenture of Trust dated as of May 1, 1990 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee.
                   (1990 Form 10-K, Exhibit 4.40.)

     4.28      -   Loan Agreement dated as of December 1, 1991 between the State
                   Environmental Improvement and Energy Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1991 between the Authority and Mercantile Bank of
                   St. Louis, N.A., as trustee. (1992 Form 10-K, Exhibit 4.37.)

     4.29      -   Loan Agreement dated as of December 1, 1992, between the
                   State Environmental Improvement and Energy Resources
                   Authority and the Company, together with Indenture of Trust dated as of December 1, 1992 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1992 Form
                   10-K, Exhibit 4.38.)

     4.30      -   Fuel Lease dated as of February 24, 1981 between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel. (1980 Form 10-K, Exhibit 10.20.)

  Exhibit No.                              Description
  -----------                              -----------

     4.31      -   Amendments to Fuel Lease dated as of May 8, 1984 and October
                   15, 1984, respectively, between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel.
                   (Registration No. 2-96198, Exhibit 4.28.)

     4.32      -   Amendment to Fuel Lease dated as of October 15, 1986 between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel. (September 30, 1986 Form 10-Q,
                   Exhibit 4.3.)

     4.33      -   Credit Agreement dated as of August 15, 1989 among the
                   Company, Certain Lenders, The First National Bank of Chicago, as Agent and Swiss Bank Corporation, Chicago Branch, as
                   Co-Agent.  (September 30, 1989 Form 10-Q, Exhibit 4.)

     4.34      -   Credit Agreement dated as of November 8, 1991 between the
                   Company, Certain Banks and Chemical Bank, as Agent. (1991
                   Form 10- K, Exhibit 4.44.)

     4.35      -   Amendment dated as of October 26, 1992, to the Credit
                   Agreement dated as of November 8, 1991 between the Company, Certain Banks and Chemical Bank, as Agent. (1992 Form 10-K,
                   Exhibit 4.44.)

     10.1       -  Deferred Compensation Plan for Members of the Board of
                   Directors.  (1992 Form 10-K, Exhibit 10.1.)

     10.2       -  Deferred Compensation Plan for Members of the General
                   Executive Staff.  (1992 Form 10-K, Exhibit 10.3.)

     10.3       -  Executive Incentive Plan.  (1992 Form 10-K, Exhibit 10.4.)

     10.4       -  Stock Option Agreement, dated as of August 11, 1995, by and between CIPSCO Incorporated and the Company. (June 30, 1995 Form 10-Q, Exhibit 10(a).)

     10.5       -  Stock Option Agreement, dated as of August 11, 1995, by and between the Company and CIPSCO Incorporated. (June 30, 1995 Form 10-Q, Exhibit 10(b).)

     10.6       -  Long-Term Incentive Plan of 1995. (1995 Form 10-K, Exhibit
                   10.7.)

     10.7       -  Change of Control Severance Plan. (1995 Form 10-K, Exhibit
                   10.8.)

Note: Reports of the Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under file number 1-2967.