Form 10-Q
period 1997-03-31
UNION ELECTRIC CO
filed 1997-05-13
CIK 100826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                           Yes __X__.       No_______.


Shares outstanding of each of registrant's classes of common stock as of April 30, 1997:
   Common Stock, $5 par value - 102,123,834
       (excl. 42,990 treasury shares)

                             UNION ELECTRIC COMPANY
                             ----------------------
                                     INDEX
                                     -----




                                                                        Page No.

Part I    Financial Information (Unaudited)

          Balance Sheet --
            March 31, 1997 and December 31, 1996                           2

          Statement of Income --
            Three Months and 12 Months Ended
            March 31, 1997 and 1996                                        3

          Statement of Cash Flows --
            Three Months Ended March 31, 1997 and 1996                     4

          Notes to Financial Statements                                    5

          Management's Discussion and Analysis                          6 thru 9



Part II   Other Information

                            UNION ELECTRIC COMPANY                                                        Page 2
                            ----------------------
                                 BALANCE SHEET
                                 -------------
                                   UNAUDITED
                                   ---------
                             (Thousands of Dollars)                            March 31,          December 31,
ASSETS:                                                                         1997                  1996
-------                                                                      -----------          ------------
Property and plant, at original cost
    Electric                                                                $8,701,243            $8,630,628
    Gas                                                                        188,075               185,867
    Other                                                                       35,971                35,965
                                                                            ----------            ----------
                                                                             8,925,289             8,852,460
    Less accumulated depreciation and amortization                           3,715,215             3,656,890
                                                                            ----------            ----------
                                                                             5,210,074             5,195,570
    Construction work in progress:
         Nuclear fuel in process                                                99,928                96,147
         Other                                                                  80,725                90,953
                                                                            ----------             ---------
             Total property and plant, net                                   5,390,727             5,382,670
Regulatory assets:
    Deferred income taxes                                                      674,547               692,171
    Other                                                                      175,095               178,760
                                                                            ----------            ----------
             Total regulatory assets                                           849,642               870,931
Deferred charges:
    Unamortized debt expense                                                    10,446                10,591
    Nuclear decommissioning trust fund                                         100,366                96,601
    Other                                                                       29,126                27,377
                                                                            ----------            ----------
             Total deferred charges                                            139,938               134,569
Current assets:
    Cash                                                                        14,010                 4,897
    Accounts receivable - trade (less allowance for doubtful
         accounts of $4,934 and $5,195 at respective dates)                    183,233               192,868
    Unbilled revenue                                                            45,862                76,190
    Other accounts and notes receivable                                         32,403                37,190
    Materials and supplies, at average cost -
         Fossil fuel                                                            53,938                63,651
         Construction and maintenance                                           95,992                94,517
    Other                                                                       10,244                13,326
                                                                            ----------            ----------
             Total current assets                                              435,682               482,639
                                                                            ----------            ----------
Total Assets                                                                $6,815,989            $6,870,809
                                                                            ==========            ==========
CAPITAL AND LIABILITIES:
------------------------
Capitalization:
    Common stock, $5 par value, authorized 150,000,000 shares-
         102,123,834 outstanding (excl. 42,990 at par value in treasury)   $  510,619             $  510,619
    Other paid-in capital                                                     716,879                717,669
    Retained earnings                                                       1,091,090              1,126,513
                                                                           ----------             ----------
             Total common stockholders' equity                              2,318,588              2,354,801
    Preferred stock not subject to mandatory redemption                       155,197                218,497
    Preferred stock subject to mandatory redemption                                --                    624
    Capital lease obligation                                                   80,798                 77,168
    Long-term debt, net                                                     1,879,651              1,721,503
                                                                           ----------             ----------
             Total capitalization                                           4,434,234              4,372,593
Accumulated deferred income taxes                                           1,317,792              1,318,404
Accumulated deferred investment tax credits                                   158,799                160,342
Regulatory liability                                                          196,590                203,822
Accumulated provision for nuclear decommissioning                             102,039                 98,274
Other deferred credits and liabilities                                        158,119                156,913
Current and accrued liabilities:
    Current maturity of capital lease obligation                               32,631                 28,966
    Current maturity of long-term debt                                          5,000                 45,000
    Accounts payable                                                           69,169                170,383
    Wages payable                                                              35,323                 39,966
    Bank loans                                                                 33,900                 11,300
    Accumulated deferred income taxes                                          33,858                 43,933
    Income taxes accrued                                                       59,329                 35,505
    Other taxes accrued                                                        38,182                 16,040
    Interest accrued                                                           55,254                 45,173
    Dividends accrued                                                           2,204                  3,004
    Other                                                                      83,566                121,191
                                                                           ----------            -----------
             Total current and accrued liabilities                            448,416                560,461
                                                                           ----------             ----------
Total Capital and Liabilities                                              $6,815,989             $6,870,809
                                                                           ==========             ==========

                            UNION ELECTRIC COMPANY                     Page 3
                             ----------------------
                              STATEMENT OF INCOME
                              -------------------
                                  (UNAUDITED)
                                  -----------
          (Thousands of Dollars Except Shares and Per Share Amounts)


                                                          Three Months Ended                        Twelve Months Ended
                                                               March 31,                                  March 31,
                                                          ----------------------                --------------------------
                                                          1997           1996                     1997           1996
                                                          ----           ----                     ----           ----
Operating revenues:
  Electric                                                $440,967      $450,865                $2,150,917     $2,168,289
  Gas                                                       46,110        44,548                   100,626         94,149
  Steam                                                        181           157                       509            443
                                                          --------      --------                ----------     ----------
      Total operating revenue                              487,258       495,570                 2,252,052      2,262,881

Operating expenses:
  Operations
    Fuel and purchased power                               116,191       124,264                   504,758        512,243
    Other                                                  122,986       114,129                   452,512        423,865
                                                          --------      --------                ----------     ----------
                                                           239,177       238,393                   957,270        936,108
    Maintenance                                             49,198        48,634                   224,195        220,075
    Depreciation and decommissioning                        61,444        59,585                   243,158        235,221
    Income taxes                                            21,335        28,221                   190,483        213,902
    Other taxes                                             50,517        50,983                   212,799        213,231
                                                          --------      --------                ----------     ----------
      Total operating expenses                             421,671       425,816                 1,827,905      1,818,537

Operating income                                            65,587        69,754                   424,147        444,344

Other income and deductions:
  Allowance for equity funds used
    during construction                                        877         1,702                     5,667          6,637
Miscellaneous, net                                          (1,081)          895                    (6,269)        (5,733)
                                                          --------      --------                ----------     ----------
    Total other income/deductions, net                        (204)        2,597                      (602)           904
Income before interest charges                              65,383        72,351                   423,545        445,248
Interest charges:
  Interest                                                  35,180        33,858                   133,966        135,163
  Allowance for borrowed funds
    used during construction                                (1,427)       (1,647)                   (6,787)        (5,938)
                                                          --------      --------                ----------     ----------
  Net interest charges                                      33,753        32,211                   127,179        129,225
Net income                                                  31,630        40,140                   296,366        316,023
Preferred stock dividends                                    2,204         3,312                    12,141         13,249
                                                          --------      --------                ----------     ----------
Earnings on common stock                                  $ 29,426      $ 36,828                $  284,225     $  302,774
                                                          ========      ========                ==========     ==========
Earnings per share of common stock
(based on average shares outstanding)                     $   0.29      $   0.36                $     2.78     $     2.96
                                                          ========      ========                ==========     ==========
Dividends per share of common stock                       $  0.635      $  0.625                $     2.52     $     2.47
                                                          ========      ========                ==========     ==========
Average number of common shares
  outstanding (in thousands)                               102,124       102,124                   102,124        102,124
                                                          ========      ========                ==========     ==========

                            UNION ELECTRIC COMPANY              Page 4
                            ----------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                   UNAUDITED
                                   ---------
                             (Thousands of Dollars)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                      --------------------
                                                                                      1997            1996
                                                                                      ----            ----
Cash Flows From Operating:
  Net income                                                                         $ 31,630        $ 40,140
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                    59,165          57,173
      Amortization of nuclear fuel                                                      9,834          10,723
      Allowance for funds used during construction                                     (2,304)         (3,349)
      Deferred income taxes, net                                                         (296)          4,832
      Deferred investment tax credits, net                                             (1,543)         (1,547)
      Changes in assets and liabilities:
          Receivables, net                                                             44,750          27,874
          Materials and supplies                                                        8,238           7,297
          Accounts and wages payable                                                 (105,857)        (88,303)
          Taxes accrued                                                                45,966          45,387
          Interest and dividends accrued or declared                                    9,281           8,215
          Other, net                                                                  (33,309)         11,086
                                                                                   ----------        --------
Net cash provided by operating activities                                              65,555         119,528

Cash Flows From Investing:
  Construction expenditures                                                           (71,942)        (83,605)
  Allowance for funds used during construction                                          2,304           3,349
  Nuclear fuel expenditures                                                            (3,722)        (18,054)
                                                                                   ----------        --------
Net cash used in investing activities                                                 (73,360)        (98,310)

Cash Flows From Financing:
  Dividends on preferred stock                                                         (2,204)         (3,312)
  Dividends on common stock                                                           (64,849)        (63,828)
  Redemptions -
    Nuclear fuel lease                                                                 (4,615)         (7,959)
    Long-term debt                                                                    (40,000)         (5,000)
    Preferred stock                                                                   (63,924)             --
  Issuances -
    Nuclear fuel lease                                                                 11,910          13,173
    Short-term debt                                                                    22,600          16,900
    Long-term debt                                                                    158,000          40,000
                                                                                  -----------        --------
Net cash provided by (used in) financing activities                                    16,918         (10,026)

Net change in cash and cash equivalents                                                 9,113          11,192

Cash and cash equivalents at beginning of period                                        4,897           1,025
                                                                                  -----------        --------

Cash and cash equivalents at end of period                                        $    14,010        $ 12,217
                                                                                  ===========        ========

Supplemental disclosure of cash flow information:
  Cash and cash equivalents include cash on hand and temporary investments purchased with a maturity of three months or less

  Cash paid during the period:
    Interest (net of amount capitalized)                                          $    20,981        $ 22,422
    Income taxes                                                                            1             170


                                                                          Page 5
                             UNION ELECTRIC COMPANY
                             ----------------------

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1996 Annual Report on Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the registrant.

Note 2 - In the opinion of the registrant the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Registrant's financial statements were prepared to permit the information required in the Financial Data Schedule (FDS), Exhibit 27, to be directly extracted from the filed statements. The FDS amounts correspond to or are calculable from the amounts reported in the financial statements or notes thereto.

Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 1997 and 1996 are not necessarily indicative of trends for any three-month or 12-month period.

Note 4 - On July 21, 1995, the Missouri Public Service Commission (MoPSC) approved an agreement involving the registrant's Missouri electric rates. The Agreement included a three-year experimental alternative regulation plan that provides that earnings in excess of a 12.61 percent regulatory return on equity (ROE) will be shared equally between customers and shareholders and earnings above a 14 percent ROE will be credited to customers. The formula for computing the credit uses 12-month results ending June 30, rather than calendar year earnings. At March 31, 1997, the registrant estimated that it will pay a credit of at least $12 million to its Missouri electric customers later in 1997 for the second year of the plan. This credit was reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the registrant's earnings for the 12 months ending June 30, 1997.

Note 5 - On April 30, 1997, the Federal Energy Regulatory Commission administrative law judge issued an Initial Decision finding that, subject to certain conditions, the merger between the registrant and CIPSCO Incorporated is in the public interest and should be approved. The conditions relate to issues associated with certain power and transmission service agreements with other utilities. A final order from the Federal Energy Regulatory Commission is expected later this year.

Note 6 - Certain reclassifications were made to prior-year financial statements to conform with current-period presentation.

                             UNION ELECTRIC COMPANY
                             ----------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS


        The registrant and CIPSCO Incorporated entered into a Merger Agreement dated August 11, 1995, which was approved by the shareholders of both companies in December 1995. The merged entity is expected to realize $644 million in net savings over 10 years from combining certain operations of the two companies and is expected to adopt Union Electric's dividend payment level. However, the merger is conditioned upon, among other things, receipt of certain regulatory and governmental approvals. The merger is expected to be consummated by the end of 1997. (See Note 5 to the Financial Statements of this report.)

RESULTS OF OPERATIONS

        First-quarter 1997 common stock earnings declined $7.4 million, or 7 cents per share, from 1996's first quarter to $29.4 million, or 29 cents per share. Common stock earnings for the 12 months ended March 31, 1997, were $284.2 million, or $2.78 per share, an $18.6 million, or 18 cent-per-share, decrease from the preceding 12-month period.

        Earnings and earnings per share fluctuated due to many conditions, the primary ones being: weather variations, electric rate reductions, credits to electric customers, sales growth, fluctuating operating costs and merger-related costs. The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 1997, and 1996 are detailed below:

Electric Operating Revenues
---------------------------
(Millions of Dollars)                               Variations for periods ended March 31, 1997
                                                          from comparable prior-year periods
                                             ---------------------------------------------------
                                             Three Months                          Twelve Months
                                             ------------                          -------------
Rate variations                               $   -                                  $(12.7)
Credits to customers                            1.5                                      .3
Effect of abnormal weather                    (10.7)                                  (41.0)
Growth and other                               (3.9)                                   31.9
Interchange sales                               3.2                                     4.1
                                             ------                                  ------
                                             $ (9.9)                                 $(17.4)
                                             ======                                  ======


        The $9.9 million decrease in first-quarter electric revenues compared to the year-ago quarter is primarily due to milder winter weather and one less day in the quarter due to leap year in 1996, partly offset by increased interchange sales. Weather-sensitive residential and commercial sales declined 4 percent and 2 percent, respectively, while industrial sales were unchanged compared to the year-ago quarter. Interchange sales increased 16 percent compared to the same prior-year period due to increased available power for resale.

        Electric revenues for the 12 months ended March 31, 1997, decreased $17.4 million primarily due to the effects of the rate decrease and milder weather during the 12-month period, partially offset by the positive effects of economic growth in the registrant's service area and increased interchange sales. Total kilowatthour sales increased 1 percent with interchange sales growing by nearly 6 percent. Commercial sales increased 1 percent and industrial sales rose 2 percent, while weather-sensitive residential sales decreased 1 percent.

                                                                          Page 7
                             UNION ELECTRIC COMPANY
                             ----------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)



Operating Expenses
------------------

Fuel and Purchased Power                         Variations for periods ended March 31, 1997
------------------------                                from comparable prior-year periods
(Millions of Dollars)                         -------------------------------------------------------
                                                Three Months                      Twelve Months
                                              --------------                      -------------
Fuel:
  Variation in generation                     $    2.0                            $     10.5
  Price                                           (2.0)                                (13.5)
  Generation efficiencies and other               (1.1)                                  (.6)
Purchased power variation                         (7.0)                                 (3.9)
                                              --------                            ----------
                                              $   (8.1)                           $     (7.5)
                                              ========                            ==========

        The decline in fuel and purchased power costs for the three months ended March 31, 1997, versus the comparable prior year quarter was primarily due to reduced purchased power costs resulting from lower native load sales and increased generation.

        The decrease in fuel and purchased power costs for the 12 months ended March 31, 1997, versus the comparable prior-year period was driven mainly by lower fuel prices and reduced purchased power costs partially offset by increased generation.

Other Operating Expenses
------------------------

        Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases.

        First quarter 1997 operations expenses other than fuel and purchased power increased $9 million over last year's first quarter primarily due to an increase in gas purchased for resale (due to higher gas prices), and increased consulting and injuries and damages expenses.

        For the 12 months ended March 31, 1997, operations expenses other than fuel and purchased power were up $29 million versus the comparable year-ago period. This increase is primarily due to higher gas purchased for resale costs and increases in consulting expenses, employee benefits costs, and injuries and damages expenses. Maintenance expenses for the current 12-month period increased $4 million primarily due to higher labor expenses.

                                                                          Page 8
                             UNION ELECTRIC COMPANY
                             ----------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)


        Depreciation expense for the three-month and 12-month periods ended March 31, 1997, increased $2 million, and $8 million, respectively, versus comparable 1996 periods, primarily due to increases in depreciable property.

        Income taxes charged to operating expenses for the three months and 12 months ended March 31, 1997, decreased $7 million and $23 million, respectively, versus the comparable 1996 periods, primarily due to lower pretax income.

Other Income and Deductions
---------------------------

        Miscellaneous other net income and deductions for the three months ended March 31, 1997, decreased $2 million, versus the comparable 1996 period, primarily due to increased merger-related expenses.

Interest

        Interest charges for the three months ended March 31, 1997, increased $1 million versus the prior-year period, primarily due to increased debt outstanding.

Allowance for Funds Used During Construction (AFC)
--------------------------------------------------

        Variations in AFC track construction work in progress and changes were not significant for the reporting periods. During the 12-month periods ended March 31, 1997 and 1996, AFC rates averaged 8.9 percent and 9.2 percent, respectively.

Balance Sheet
-------------

        The $40 million decrease in accounts receivable and unbilled revenues is due primarily to lower revenues in February and March 1997 compared to November and December 1996.

        Changes in accounts payable, income taxes accrued and other tax accruals result from the timing of various payments to taxing authorities and suppliers.

        The $38 million decrease in other current and accrued liabilities at March 31, 1997, compared to December 31, 1996, is primarily due to the payment of the $47 million credit to Missouri customers, recorded in 1996, during the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by the registrant's operations totaled $66 million for the three months ended March 31, 1997, compared to $120 million during the same 1996 period.

        Cash flows used in investing activities totaled $73 million and $98 million for the three months ended March 31, 1997 and 1996, respectively. Construction expenditures for the three months ended March 31, 1997, were for constructing new or improving existing facilities, purchasing railroad coal cars and complying with the Clean Air Act. In addition, the registrant expended $4 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1997 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

                             UNION ELECTRIC COMPANY
                             ----------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)


        Cash flows provided by financing activities were $17 million for the three months ended March 31, 1997, compared to $10 million of cash flows used for financing activities during the same 1996 period. The registrant's principal financing activities for the three months ended March 31, 1997, were the issuance of $158 million of long-term debt under a revolving credit agreement and $22.6 million of short-term debt; the redemption of $40 million of First Mortgage Bonds and $64 million of preferred stock; and the payment of dividends. On February 14, 1997, the registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share which was paid to shareholders March 31, 1997. Common stock dividends paid for the 12 months ended March 31, 1997, resulted in a pay out rate of 91 percent of the registrant's earnings to common shareholders. Dividends paid to registrant's common shareholders relative to net cash provided by operating activities for the same period were 47 percent.

        The registrant plans to utilize short-term debt as support for normal operations and other temporary requirements. The registrant is authorized by the FERC to have outstanding at any one time up to $600 million of short-term unsecured debt instruments. Short-term borrowings of the registrant consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At March 31, 1997, the registrant had committed banks lines of credit aggregating $179 million (of which $145 million was unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. These lines of credit are renewable annually at various dates throughout the year. The registrant also has bank credit agreements due 1999 which permit the registrant to borrow up to $300 million and $200 million,
respectively, on a long-term basis.   At March 31, 1997, $158 million of such
borrowings were outstanding.

        Additionally, the registrant has a lease agreement which provides for the financing of nuclear fuel. At March 31, 1997, the maximum amount which could be financed under the agreement was $120 million. Cash provided from financing for the three months ended March 31, 1997, included issuances for nuclear fuel of $12 million offset by $5 million of redemptions. At March 31, 1997, $113 million was financed under the lease.

RATE MATTERS

        See Notes 4 and 5 under Notes to Financial Statements of this report.

ACCOUNTING MATTERS

        In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (FAS 128). This statement establishes standards for computing and presenting earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and is not expected to have a material effect on the registrant's financial position or results of operations upon adoption.

SAFE HARBOR STATEMENT

        Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of: regulatory actions; changes in laws and other governmental actions; competition; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.

                                                                         Page 10
                           PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            At the annual meeting of stockholders of the registrant held on April 22, 1997, the following matters were presented to the meeting for a vote and the results of such voting are as follows:

            Item (1)  Election of Directors.

                                                                                                  Non-Voted
                   Name                                           For(1)         Withheld         Brokers(2)
                   ----                                           ----           --------         ---------
            William E. Cornelius  . . . . . . . . . . .        87,585,361        1,596,902           0
            Thomas A. Hays  . . . . . . . . . . . . . .        87,601,395        1,531,601           0
            Thomas H. Jacobsen  . . . . . . . . . . . .        87,590,086        1,533,502           0
            Richard A. Liddy  . . . . . . . . . . . . .        87,515,036        1,587,397           0
            John Peters MacCarthy . . . . . . . . . . .        87,549,707        1,565,085           0
            Paul L. Miller, Jr. . . . . . . . . . . . .        87,538,833        1,577,167           0
            Charles W. Mueller  . . . . . . . . . . . .        87,586,424        1,542,427           0
            Robert H. Quenon  . . . . . . . . . . . . .        87,411,296        1,650,573           0
            Harvey Saligman . . . . . . . . . . . . . .        87,394,079        1,688,427           0
            Janet McAfee Weakley  . . . . . . . . . . .        87,468,796        1,692,149           0

  Item (2)  Stockholder Proposal re Report on Callaway Plant Decommissioning
                                     Cost.

                                                                                         Non-Voted
                          For                 Against               Abstain              Brokers(2)
                          ---                 -------               -------             --------
                       7,162,017             65,578,947            3,273,864             12,695,419

(1) Reflects effect of cumulative voting.
(2) Broker shares included in the quorum but not voting on the items.

ITEM 5.     OTHER INFORMATION
            -----------------

UNAUDITED PRO FORMA FINANCIAL INFORMATION

AMEREN CORPORATION

            On August 11, 1995, the registrant and CIPSCO Incorporated ("CIPSCO") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and governmental approvals, and will result in a newly formed holding company, Ameren Corporation. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of the registrant and CIPSCO, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at March 31, 1997, gives effect to the Merger as if it had occurred at March 31, 1997. The unaudited pro forma combined condensed statements of income for the three-month periods ended March 31, 1997 and 1996, and the 12-month period ended March 31, 1997, give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

            The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of the registrant and CIPSCO. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the three-month periods ended March 31, 1997 and 1996, are not necessarily indicative of trends for any 12-month period.

            Also see Part I, Note 5, Notes to Financial Statements.

                                                                         Page 11
                               AMEREN CORPORATION
                               ------------------
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                     --------------------------------------
                                 BALANCE SHEET
                                 -------------
                               AT MARCH 31, 1997
                               -----------------
                             (Thousands of Dollars)

ASSETS:                                                     As Reported (Note 1)         Pro Forma
-------                                                   -------------------------      Adjustments     Pro Forma
Property and plant                                          UE            CIPSCO        (Notes 2,8)      Combined
                                                          -----           ------        -----------      ---------
    Electric                                              $8,701,243      $2,259,660    $  376,802       $11,337,705
    Gas                                                      188,075         244,269             -           432,344
    Other                                                     35,971               -             -            35,971
                                                          ----------      ----------    ----------       -----------
                                                           8,925,289       2,503,929       376,802        11,806,020
    Less accumulated depreciation and amortization         3,715,215       1,107,047       272,373         5,094,635
                                                          ----------      ----------    ----------       -----------
                                                           5,210,074       1,396,882       104,429         6,711,385
    Construction work in progress:
         Nuclear fuel in process                              99,928               -             -            99,928
         Other                                                80,725          58,506         1,736           140,967
                                                          ----------      ----------    ----------       -----------
             Total property and plant, net                 5,390,727       1,455,388       106,165         6,952,280
Regulatory assets:
    Deferred income taxes (Note 5)                           674,547          40,497             -           715,044
    Other                                                    175,095         134,380             -           309,475
                                                          ----------      ----------    ----------       -----------
             Total regulatory assets                         849,642         174,877             -         1,024,519
Other assets:
    Unamortized debt expense                                  10,446           3,073           575            14,094
    Nuclear decommissioning trust fund                       100,366               -             -           100,366
    Investments in nonregulated activities                         -         115,830             -           115,830
    Other                                                     29,126          26,670        (3,269)           52,527
                                                          ----------      ----------    ----------       -----------
             Total other assets                              139,938         145,573        (2,694)          282,817
Current assets:
    Cash and temporary investments                            14,010           7,649        18,651            40,310
    Accounts receivable, net                                 183,233          69,952        20,472           273,657
    Unbilled revenue                                          45,862          21,320             -            67,182
    Materials and supplies, at average cost -
         Fossil fuel                                          53,938          34,998         4,878            93,814
         Other                                                95,992          39,177         4,572           139,741
    Other                                                     42,647          21,303         3,677            67,627
                                                          ----------      ----------    ----------       -----------
             Total current assets                            435,682         194,399        52,250           682,331
                                                          ----------      ----------    ----------       -----------
Total Assets                                              $6,815,989      $1,970,237    $  155,721       $ 8,941,947
                                                          ==========      ==========    ==========       ===========


CAPITAL AND LIABILITIES:
------------------------
Capitalization:
    Common stock (Note 2)                                 $  510,619      $  356,812    $ (866,059)      $     1,372
    Other stockholders' equity (Note 2)                    1,807,969         302,592       866,059         2,976,620
                                                          ----------      ----------    ----------       -----------
             Total common stockholders' equity             2,318,588         659,404             -         2,977,992
    Preferred stock of subsidiary                            155,197          80,000             -           235,197
    Long-term debt, net                                    1,960,449         493,303       115,556         2,569,308
                                                          ----------      ----------    ----------       -----------
             Total capitalization                          4,434,234       1,232,707       115,556         5,782,497
Minority interest in consolidated subsidiary                  -                    -         3,534             3,534
Accumulated deferred income taxes                          1,317,792         341,792        (6,695)        1,652,889
Accumulated deferred investment tax credits                  158,799          48,052             -           206,851
Regulatory liability                                         196,590         101,189             -           297,779
Accumulated provision for nuclear decommissioning            102,039               -             -           102,039
Other deferred credits and liabilities                       158,119          37,564         4,945           200,628
Current liabilities:
    Current maturity of long-term debt                        37,631          58,000        14,444           110,075
    Short-term debt                                           33,900          41,025             -            74,925
    Accounts payable                                          69,169          49,116        18,296           136,581
    Wages payable                                             35,323          11,485             -            46,808
    Taxes accrued                                            131,369          23,503             -           154,872
    Interest accrued                                          55,254           9,202         2,852            67,308
    Other                                                     85,770          16,602         2,789           105,161
                                                          ----------      ----------    ----------       -----------
             Total current liabilities                       448,416         208,933        38,381           695,730
                                                          ----------      ----------    ----------       -----------
Total Capital and Liabilities                             $6,815,989      $1,970,237    $  155,721       $ 8,941,947
                                                          ==========      ==========    ==========       ===========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 12
                               AMEREN CORPORATION
                               ------------------
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                     --------------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                       THREE MONTHS ENDED MARCH 31, 1997
                       ---------------------------------
           (Thousands of Dollars Except Shares and Per Share Amounts)




                                                       UE                  CIPSCO
                                                       --                  ------        Pro Forma
                                                  (As Reported)       (As Reported)      Adjustments        Pro Forma
                                                  (Notes 1,3,9)        (Notes 1,3)       (Notes 2,8)        Combined
                                                  -------------       -------------      -----------        ---------
OPERATING REVENUES:
  Electric                                         $    440,967    $   160,862         $    48,269       $   650,098
  Gas                                                    46,110         61,138                   -           107,248
  Other                                                     181          3,343                 108             3,632
                                                   ------------    -----------         -----------       -----------
        Total operating revenues                        487,258        225,343              48,377           760,978


OPERATING EXPENSES:
    Operations
    Fuel and purchased power                            116,191         57,613              28,836           202,640
    Gas costs                                            27,508         40,330               -                67,838
    Other                                                95,478         39,902               4,352           139,732
                                                   ------------    -----------         -----------       -----------
                                                        239,177        137,845              33,188           410,210
  Maintenance                                            49,198         14,871               3,470            67,539
  Depreciation and amortization                          61,444         22,610               3,773            87,827
  Income taxes (Note 6)                                  21,335          9,476               2,033            32,844
  Other taxes                                            50,517         16,068                 512            67,097
                                                   ------------    -----------         -----------       -----------
        Total operating expenses                        421,671        200,870              42,976           665,517


OPERATING INCOME                                         65,587         24,473               5,401            95,461

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                            877            217                   -             1,094
  Minority interest in consolidated subsidiary            -              -                  (1,248)           (1,248)
  Miscellaneous, net                                     (1,081)           (71)             (1,692)           (2,844)
                                                   ------------    ------------        -----------       -----------
        Total other income and deductions, net             (204)           146              (2,940)           (2,998)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                  65,383         24,619               2,461            92,463

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                               35,180          8,430               2,461            46,071
  Allowance for borrowed funds used during
    construction                                         (1,427)          (275)                  -            (1,702)
  Preferred dividends of subsidiaries (Note 7)            2,204            913                   -             3,117
                                                   ------------    -----------         -----------       -----------
     Net interest charges and preferred dividends        35,957          9,068               2,461            47,486

NET INCOME                                         $     29,426    $    15,551         $         -       $    44,977
                                                   ============    ===========         ===========       ===========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)            $       0.29    $      0.46                           $      0.33
                                                   ============    ===========                           ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)          102,123,834     34,069,542          1,022,086        137,215,462
                                                   ============    ===========         ==========        ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 13
                               AMEREN CORPORATION
                               ------------------
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                     --------------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                       THREE MONTHS ENDED MARCH 31, 1996
                       ---------------------------------
           (Thousands of Dollars Except Shares and Per Share Amounts)




                                                         UE             CIPSCO
                                                         --             ------          Pro Forma
                                                    (As Reported)    (As Reported)      Adjustments      Pro Forma
                                                    (Notes 1,3,9)     (Notes 1,3)       (Notes 2,8)      Combined
                                                    -------------    ------------       -----------      ----------
OPERATING REVENUES:
  Electric                                          $    450,865     $  171,288       $    44,975       $  667,128
  Gas                                                     44,548         64,418                 -          108,966
  Other                                                      157          2,173               104            2,434
                                                    ------------     ----------       -----------       ----------
        Total operating revenues                         495,570        237,879            45,079          778,528


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                             124,264         69,269            24,876          218,409
    Gas costs                                             24,325         41,197                 -           65,522
    Other                                                 89,804         34,635             4,431          128,870
                                                    ------------     ----------       -----------       ----------
                                                         238,393        145,101            29,307          412,801
  Maintenance                                             48,634         11,436             3,815           63,885
  Depreciation and amortization                           59,585         20,913             3,776           84,274
  Income taxes (Note 6)                                   28,221         13,460             1,946           43,627
  Other taxes                                             50,983         16,013               552           67,548
                                                    ------------     ----------       -----------       ----------
        Total operating expenses                         425,816        206,923            39,396          672,135

OPERATING INCOME                                          69,754         30,956             5,683          106,393

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                           1,702             11                 -            1,713
  Minority interest in consolidated subsidiary             -              -                (1,192)          (1,192)
  Miscellaneous, net                                         895           (203)           (1,851)          (1,159)
                                                    ------------     ----------       -----------       ----------
        Total other income and deductions, net             2,597           (192)           (3,043)            (638)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                   72,351         30,764             2,640          105,755

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                33,858          8,722             2,640           45,220
  Allowance for borrowed funds used during
    construction                                          (1,647)           (15)                -           (1,662)
  Preferred dividends of subsidiaries (Note 7)             3,312            939                 -            4,251
                                                    ------------     ----------       -----------       ----------
     Net interest charges and preferred dividends         35,523          9,646             2,640           47,809

NET INCOME                                          $     36,828     $   21,118       $         -       $   57,946
                                                    ============     ==========       ===========       ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)             $       0.36     $     0.62                         $     0.42
                                                    ============     ==========                         ==========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)           102,123,834     34,069,542         1,022,086       137,215,462
                                                    ============     ==========       ===========       ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 14
                               AMEREN CORPORATION
                               ------------------
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                     --------------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                       TWELVE MONTHS ENDED MARCH 31, 1997
                       ----------------------------------
           (Thousands of Dollars Except Shares and Per Share Amounts)




                                                         UE            CIPSCO
                                                         --            ------         Pro Forma
                                                    (As Reported)   (As Reported)     Adjustments       Pro Forma
                                                    (Notes 1,3,9)    (Notes 1,3)      (Notes 2,8)       Combined
                                                    ------------     -----------      -----------       ---------
OPERATING REVENUES:
  Electric                                          $2,150,917     $  720,386         $  178,820       $3,050,123
  Gas                                                  100,626        152,068                  -          252,694
  Other                                                    509         11,724              1,110           13,343
                                                    ----------     ----------         ----------       ----------
        Total operating revenues                     2,252,052        884,178            179,930        3,316,160


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                           504,758        262,558             97,207          864,523
    Gas costs                                           67,731         95,360                  -          163,091
    Other                                              384,781        151,855             18,225          554,861
                                                    ----------     ----------         ----------       ----------
                                                       957,270        509,773            115,432        1,582,475
  Maintenance                                          224,195         64,896             16,765          305,856
  Depreciation and amortization                        243,158         89,094             15,663          347,915
  Income taxes (Note 6)                                190,483         45,574              8,320          244,377
  Other taxes                                          212,799         57,873              1,738          272,410
                                                    ----------     ----------         ----------       ----------
        Total operating expenses                     1,827,905        767,210            157,918        2,753,033

OPERATING INCOME                                       424,147        116,968             22,012          563,127

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                         5,667            584                  -            6,251
  Minority interest in consolidated subsidiary           -                  -             (4,762)          (4,762)
  Miscellaneous, net                                    (6,269)        (2,652)            (7,243)         (16,164)
                                                    ----------     ----------         ----------       ----------
        Total other income and deductions, net            (602)        (2,068)           (12,005)         (14,675)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                423,545        114,900             10,007          548,452

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                             133,966         37,460             10,007          181,433
  Allowance for borrowed funds used during
    construction                                        (6,787)          (744)                 -           (7,531)
  Preferred dividends of subsidiaries (Note 7)          12,141          3,695                  -           15,836
                                                    ----------     ----------        -----------       ----------
     Net interest charges and preferred dividends      139,320         40,411             10,007          189,738

NET INCOME                                          $  284,225     $   74,489        $         -       $  358,714
                                                    ==========     ==========        ===========       ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                  $2.78     $     2.19                          $     2.61
                                                         =====     ==========                          ==========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)         102,123,834     34,069,542          1,022,086       137,215,462
                                                   ===========     ===========       ===========       ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                         Page 15
                               AMEREN CORPORATION


NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

1. Reclassifications were made to certain "as reported" account balances reflected in the registrant's and CIPSCO's financial statements to conform to this reporting presentation (See Notes 5, 6 and 7). All other financial statement presentation and accounting policy differences were immaterial and were not adjusted in the pro forma combined condensed financial statements.

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

3. The allocation between the registrant and CIPSCO and their customers of the estimated cost savings resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Merger-related costs (which include transaction costs and costs to achieve such savings) are currently estimated to be approximately $73 million (including costs for financial advisors, attorneys, accountants, consultants, filings, printing, system integration, relocation, etc.). None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the three months and 12 months ended March 31, 1997, included merger-related costs of $2.0 million and $9.0 million, net of income taxes, for the registrant, and $0.3 million and $4.6 million, net of income taxes, for CIPSCO, respectively. Net income for the three months ended March 31, 1996, included merger-related costs of $0.9 million, net of income taxes, for the registrant, and $0.7 million, net of income taxes, for CIPSCO.

4. Intercompany transactions (including purchased and exchanged power transactions) between the registrant and CIPSCO during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

5. CIPSCO's regulatory asset related to deferred income taxes was reclassified from the regulatory liability account balance to conform to this reporting presentation.

6. CIPSCO's income taxes were reflected as operating expenses to conform to this reporting presentation.

7. Currently, the registrant's Preferred Stock is not issued by a subsidiary; subsequent to the merger, the registrant's Preferred Stock will be issued by a subsidiary of Ameren. As a result, the registrant's preferred dividend requirements were reclassified to conform to this reporting presentation.

8. Pro forma adjustments were made to consolidate the financial results of Electric Energy, Inc. (EEI), which will, in substance, be a 60 percent owned subsidiary of Ameren subsequent to the merger. The registrant and CIPSCO hold 40 percent and 20 percent ownership interests, respectively, in EEI and account for these investments under the equity method of accounting. All intercompany transactions between the registrant, CIPSCO and EEI were eliminated.

9. Net income for the three and 12 months ended March 31, 1997 included credits for Missouri electric customers which reduced revenues and pretax income of the registrant by $12.0 million and $45.8 million, respectively. Net income for the three months ended March 31, 1996 included a credit to Missouri electric customers which reduced revenues and pretax income of the registrant by $13.5 million.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)   Exhibits.

                 Exhibit 12(a)  -  Computation of Ratio of Earnings to Fixed
                                   Charges, 12 Months Ended March 31, 1997.

                 Exhibit 12(b)  -  Computation of Ratio of Earnings to Fixed
                                   Charges and Preferred Stock Dividend
                                   Requirements, 12 Months Ended March 31,
                                   1997.

                 Exhibit 27     -  Financial Data Schedule.

           (b)   Reports on Form 8-K.  None




                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNION ELECTRIC COMPANY
                                             (Registrant)



May 13, 1997                           By     DONALD E. BRANDT
                                          ----------------------
                                              Donald E. Brandt
                                           Senior Vice President
                                       Finance and Corporate Services