Form 10-Q
period 1997-06-30
UNION ELECTRIC CO
filed 1997-08-13
CIK 100826

UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C.  20549


                                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 1997

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


                                       Yes    X   .    No       .


Shares outstanding of each of registrant's classes of common stock as of July 31, 1997:
   Common Stock, $5 par value - 102,123,834
       (excl. 42,990 treasury shares)


                                        UNION ELECTRIC COMPANY

                                                 INDEX





                                                                      Page No.

Part I      Financial Information (Unaudited)

            Balance Sheet --
               June 30, 1997 and December 31, 1996                        2

            Statement of Income --
               Three Months, Six Months and Twelve
               Months Ended June 30, 1997 and 1996                        3

            Statement of Cash Flows --
               Six Months Ended June 30, 1997 and 1996                    4

            Notes to Financial Statements                                 5

            Management's Discussion and Analysis                      6 thru 9



Part II       Other Information

                                        UNION ELECTRIC COMPANY                                    Page 2
                                        ----------------------
                                            BALANCE SHEET
                                            -------------
                                              UNAUDITED
                                              ---------
ASSETS:                                (Thousands of Dollars)                June 30,           December 31,
                                                                               1997                1996
                                                                             --------           ------------
Property and plant, at original cost
     Electric                                                               $8,746,956            $8,630,628
     Gas                                                                       190,738               185,867
     Other                                                                      35,975                35,965
                                                                             ---------             ---------
                                                                             8,973,669             8,852,460
     Less accumulated depreciation and amortization                          3,776,716             3,656,890
                                                                             ---------             ---------
                                                                             5,196,953             5,195,570
     Construction work in progress:
         Nuclear fuel in process                                               106,651                96,147
         Other                                                                 100,022                90,953
                                                                             ---------             ---------
             Total property and plant, net                                   5,403,626             5,382,670
Regulatory assets:
     Deferred income taxes                                                     665,397               692,171
     Other                                                                     171,387               178,760
                                                                             ---------             ---------
             Total regulatory assets                                           836,784               870,931
Deferred charges:
     Nuclear decommissioning trust fund                                        112,578                96,601
     Unamortized debt expense                                                   10,256                10,591
     Other                                                                      25,930                27,377
                                                                             ---------             ---------
             Total deferred charges                                            148,764               134,569
Current assets:
     Cash                                                                       12,960                 4,897
     Accounts receivable - trade (less allowance for doubtful
         accounts of $5,368 and $5,195 at respective dates)                    181,070               192,868
     Unbilled revenue                                                          102,894                76,190
     Other accounts and notes receivable                                        35,907                37,190
     Materials and supplies, at average cost -
         Fossil fuel                                                            51,737                63,651
         Construction and maintenance                                           94,584                94,517
     Other                                                                       8,206                13,326
                                                                             ---------             ---------
             Total current assets                                              487,358               482,639
                                                                             ---------             ---------
Total Assets                                                                $6,876,532            $6,870,809
                                                                             =========             =========
CAPITAL AND LIABILITIES:
------------------------
Capitalization:
     Common stock, $5 par value, authorized 150,000,000 shares-
         102,123,834 outstanding (excl. 42,990 at par value in treasury)   $  510,619             $  510,619
     Other paid-in capital                                                    716,879                717,669
     Retained earnings                                                      1,093,678              1,126,513
                                                                            ---------              ---------
             Total common stockholders' equity                              2,321,176              2,354,801
     Preferred stock not subject to mandatory redemption                      155,197                218,497
     Preferred stock subject to mandatory redemption                               --                    624
     Long-term debt, net                                                    1,943,186              1,798,671
                                                                            ---------              ---------
             Total capitalization                                           4,419,559              4,372,593
Accumulated deferred income taxes                                           1,310,922              1,318,404
Accumulated deferred investment tax credits                                   157,257                160,342
Regulatory liability                                                          193,227                203,822
Accumulated provision for nuclear decommissioning                             115,924                 98,274
Other deferred credits and liabilities                                        159,759                156,913
Current and accrued liabilities:
     Current maturity of long-term debt                                        32,734                 73,966
     Accounts payable                                                          79,237                170,383
     Wages payable                                                             34,494                 39,966
     Bank loans                                                                68,000                 11,300
     Accumulated deferred income taxes                                         34,509                 43,933
     Income taxes accrued                                                      63,383                 35,505
     Other taxes accrued                                                       62,526                 16,040
     Interest accrued                                                          44,808                 45,173
     Dividends accrued                                                          2,204                  3,004
     Other                                                                     97,989                121,191
                                                                            ---------              ---------
             Total current and accrued liabilities                            519,884                560,461
                                                                            ---------              ---------
Total Capital and Liabilities                                              $6,876,532             $6,870,809
                                                                           ==========             ==========

                                                                        Page 3


                                                    UNION ELECTRIC COMPANY
                                                    ----------------------
                                                      STATEMENT OF INCOME
                                                      -------------------
                                                          (UNAUDITED)

                                  (Thousands of Dollars Except Shares and Per Share Amounts)

                                               Three Months Ended          Six Months Ended           Twelve Months Ended
                                                     June 30,                    June 30,                    June 30,
                                               ------------------          ------------------         --------------------
                                               1997          1996          1997          1996           1997          1996
                                               ----          ----          ----          ----           ----          ----
Operating revenues:
  Electric                                   $537,494    $531,412        $978,461    $982,277     $2,157,000    $2,165,395
  Gas                                          12,359      13,930          58,469      58,478         99,055        94,678
  Steam                                           101         102             282         259            508           452
                                              -------    --------       ---------   ---------      ---------     ---------
      Total operating revenues                549,954     545,444       1,037,212   1,041,014      2,256,563     2,260,525

Operating expenses:
  Operations
    Fuel and purchased power                  114,329     124,757         230,520     249,021        494,331       521,594
    Other                                     108,419     106,645         231,405     220,774        454,284       427,740
                                              -------     -------         -------     -------        -------       -------
                                              222,748     231,402         461,925     469,795        948,615       949,334
  Maintenance                                  61,722      61,828         110,920     110,462        224,090       220,982
  Depreciation and decommissioning             61,220      59,700         122,664     119,285        244,677       236,745
  Income taxes                                 48,293      44,644          69,628      72,865        194,132       208,336
  Other taxes                                  51,887      52,224         102,404     103,207        212,463       212,299
                                              -------     -------         -------     -------      ---------     ---------
      Total operating expenses                445,870     449,798         867,541     875,614      1,823,977     1,827,696

Operating income                              104,084      95,646         169,671     165,400        432,586       432,829

Other income and deductions:
  Allowance for equity funds used
    during construction                           953       2,121           1,830       3,823          4,499         7,742
  Miscellaneous, net                           (1,760)     (2,481)         (2,841)     (1,586)        (5,549)       (9,099)
                                              --------    --------        --------    --------       --------      --------
    Total other income/deductions, net           (807)       (360)         (1,011)      2,237         (1,050)       (1,357)

Income before interest charges                103,277      95,286         168,660     167,637        431,536       431,472

Interest charges:
  Interest                                     35,453      33,670          70,633      67,528        135,749       134,282
  Allowance for borrowed funds
    used during construction                   (1,818)     (2,331)         (3,245)     (3,978)        (6,274)       (6,744)
                                              --------    --------        --------    --------       --------      --------
      Net interest charges                     33,635      31,339          67,388      63,550        129,475       127,538

Net income                                     69,642      63,947         101,272     104,087        302,061       303,934

Preferred stock dividends                       2,205       3,313           4,409       6,625         11,033        13,249
                                              -------     -------         -------     -------        -------       -------

Earnings on common stock                      $67,437     $60,634         $96,863     $97,462       $291,028      $290,685
                                              =======     =======         =======     =======       ========      ========

Earnings per share of common stock
  (based on average shares outstanding)         $0.66       $0.59           $0.95       $0.95          $2.85         $2.85
                                                =====       =====           =====       =====          =====         =====

Dividends per share of common stock            $0.635      $0.625           $1.27       $1.25          $2.53        $2.485
                                               ======      ======           =====       =====          =====        ======

Average number of common shares
  outstanding (in thousands)                  102,124     102,124         102,124     102,124        102,124       102,124
                                              =======     =======         =======     =======        =======       =======

                                                                        Page 4

                                                    UNION ELECTRIC COMPANY
                                                    ----------------------
                                                    STATEMENT OF CASH FLOWS
                                                    -----------------------
                                                           UNAUDITED
                                                           ---------
                                                    (Thousands of Dollars)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                      ------------------
                                                                                      1997           1996
                                                                                      ----           ----
Cash Flows From Operating:
  Net income                                                                        $101,272        $104,087
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                  118,107         114,464
      Amortization of nuclear fuel                                                    19,901          21,219
      Allowance for funds used during construction                                    (5,075)         (7,801)
      Deferred income taxes, net                                                        (728)          5,303
      Deferred investment tax credits, net                                            (3,085)         (3,094)
      Changes in assets and liabilities:
          Receivables, net                                                           (13,623)        (46,598)
          Materials and supplies                                                      11,847         (11,839)
          Accounts and wages payable                                                 (96,619)        (63,353)
          Taxes accrued                                                               74,364          52,700
          Interest and dividends accrued or declared                                  (1,165)         (1,211)
          Other, net                                                                  (7,384)         58,440
                                                                                     -------         -------
Net cash provided by operating activities                                            197,812         222,317

Cash Flows From Investing:
  Construction expenditures                                                         (146,079)       (175,383)
  Allowance for funds used during construction                                         5,075           7,801
  Nuclear fuel expenditures                                                          (10,401)        (24,334)
                                                                                    ---------      ---------
Net cash used in investing activities                                               (151,405)       (191,916)

Cash Flows From Financing:
  Dividends on preferred stock                                                        (4,409)         (6,625)
  Dividends on common stock                                                         (129,697)       (127,655)
  Redemptions -
    Nuclear fuel lease                                                               (12,717)        (16,901)
    Long-term debt                                                                   (45,000)        (35,000)
    Preferred stock                                                                  (63,924)            (26)
  Issuances -
    Nuclear fuel lease                                                                20,703          30,351
    Short-term debt                                                                   56,700          50,400
    Long-term debt                                                                   140,000          90,000
                                                                                     -------        --------
Net cash used in financing activities                                                (38,344)       (15,456)

Net change in cash and cash equivalents                                                8,063          14,945

Cash and cash equivalents at beginning of period                                       4,897           1,025
                                                                                     -------         -------

Cash and cash equivalents at end of period                                          $ 12,960        $ 15,970
                                                                                    ========        ========

Supplemental disclosure of cash flow information:
  Cash and cash equivalents include cash on hand and temporary investments purchased with a maturity of three months or less.

  Cash paid during the period:
    Interest (net of amount capitalized)                                            $ 62,799        $ 61,883
    Income taxes                                                                      45,536          63,289

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

Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 1997 and 1996 are not necessarily indicative of trends for any three-month, six-month or twelve-month period.

Note 4 - On July 21, 1995, the Missouri Public Service Commission approved an agreement involving the registrant's Missouri electric rates. The Agreement included a three-year experimental alternative regulation plan that provides that earnings in excess of a 12.61 percent regulatory return on equity (ROE) will be shared equally between customers and shareholders and earnings above a 14 percent ROE will be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. During the six months ended June 30, 1997, the registrant recorded an estimated $20 million credit for the second year of the plan compared to a $47 million credit recorded for the first year of the plan in 1996. This credit, which the registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues.

Note 5 -        On April 30, 1997, the Federal Energy Regulatory Commission
                (FERC) administrative law judge issued an Initial Decision finding that, subject to certain conditions, the merger between the registrant and CIPSCO Incorporated is in the public interest and should be approved. The conditions relate to issues associated with certain power and transmission service agreements with other utilities. A final order from the FERC is expected later this year.

                On July 25, 1997, a Hearing Examiner for the Illinois Commerce Commission issued a second proposed order in connection with the registrant and CIPSCO's merger proceedings. In the July 1997 proposed order, the Hearing Examiner affirmed the recommendations made in the November 1996 proposed order, including that the merger between the registrant and CIPSCO be approved. In addition, the July 1997 proposed order addressed market power issues, as well as issues associated with affiliate transactions. In the July 1997 proposed order, the Hearing Examiner concluded that the proposed merger does not create any significant retail market power issues and that the registrant and CIPSCO's proposed treatment of affiliate transactions is reasonable.

                The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, required review of the proposed merger by the Federal Trade Commission and the Department of Justice. On
                May 18, 1997, the waiting period established by the Act expired without action by either agency thus clearing the merger from federal antitrust review.

Note 6 - Certain reclassifications were made to prior-year financial statements to conform with current-period presentation.

                                                                        Page 6

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

Results of Operations

        Second quarter 1997 common stock earnings increased $7 million, or 7 cents per share, from 1996's second quarter to $67 million, or 66 cents per share. Common stock earnings for the six months ended June 30, 1997 and 1996, totaled $97 million, or 95 cents per share. Common stock earnings for the twelve months ended June 30, 1997, were $291 million, or $2.85 per share, unchanged from the comparable prior-year period.

        Earnings and earnings per share fluctuated due to many conditions, the primary ones being: weather variations, credits to electric customers, electric rate reductions, sales growth, fluctuating operating expenses and merger-related expenses. The significant items affecting revenues, expenses and earnings during the three-month, six-month and twelve-month periods ended
June 30, 1997 and 1996, are detailed below:

Electric Operating Revenues
---------------------------
(Millions of Dollars)                                Variations for periods ended June 30, 1997 from
                                                             comparable prior-year periods
                                                   --------------------------------------------------
                                                   Three                   Six                 Twelve
                                                   Months                 Months               Months
                                                   ------                 ------               ------
Rate variations                                    $     -                $     -              $  (4.1)
Credits to customers                                  24.9                   26.4                 57.6
Effect of abnormal weather                           (15.9)                 (26.7)               (78.1)
Growth and other                                     (11.2)                 (15.0)                 5.4
Interchange sales                                      8.3                   11.5                 10.8
                                                   -------                --------             --------
                                                   $   6.1                $  (3.8)             $  (8.4)
                                                   =======                ========             ========


        The $6.1 million increase in second quarter electric revenues compared to the year-ago quarter is primarily due to a lower estimated credit to customers during the current-year period (see Note 4 to the Financial Statements of this report) and an increase in interchange revenue, partially offset by lower revenues from residential and commercial customers primarily due to milder weather. Interchange sales increased 41 percent compared to the same prior-year period due to increased available power for resale, while weather-sensitive residential and commercial sales were down 8 percent and 2 percent, respectively, from the same quarter of 1996. Industrial sales were up 2 percent compared to the year-ago quarter.

        Electric revenues for the first six months of 1997 decreased $3.8 million in part due to significantly milder weather and one less day in the period due to leap year in 1996, partially offset by the lower customer credit (see Note 4 to the Financial Statements of this report) and increased interchange revenues. Weather-sensitive residential and commercial sales decreased 6 percent and 2 percent, respectively, from the same period of 1996, while interchange and industrial sales increased 29 percent and 1 percent, respectively.

        Electric revenues for the twelve months ended June 30, 1997, decreased $8.4 million due to significantly milder weather offset by the lower customer credit (see Note 4 to the Financial Statements of this report) and increased interchange revenues. Weather-sensitive residential and commercial sales decreased 6 percent and 1 percent, respectively, from the same period of 1996, while interchange and industrial sales increases 15 percent and 2 percent, respectively.

                                                                        Page 7
                             UNION ELECTRIC COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF THE RESULTS OF OPERATIONS (Continued)



Operating Expenses
------------------

Fuel and Purchased Power
------------------------
(Millions of Dollars)                               Variations for periods ended June 30, 1997 from
                                                        comparable prior-year periods
                                                  --------------------------------------------------
                                                   Three                  Six                  Twelve
                                                   Months                 Months               Months
                                                   ------                 ------               ------

Fuel:
  Variation in generation                         $  14.8                $  16.8              $  21.4
  Price                                              (4.4)                  (6.4)                (7.3)
  Generation efficiencies
    and other                                         (.3)                  (1.4)                (2.0)
Purchased power variation                           (20.5)                 (27.5)               (39.4)
                                                   -------                -------               ------
                                                  $ (10.4)               $ (18.5)             $ (27.3)
                                                   =======                =======              =======

        The decline in fuel and purchased power costs for the three months, six months and twelve months ended June 30, 1997, versus the comparable prior-year periods was primarily due to reduced purchased power costs, resulting from lower native load sales, as well as lower fuel prices, partially offset by increased generation.

Other Operating Expenses
------------------------

        Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases.

        For the six months and twelve months ended June 30, 1997, operations expenses other than fuel and purchased power were up $11 million and $27 million, respectively, versus the comparable year-ago period. This increase is primarily due to an increase in gas purchased for resale (due to higher gas prices), increased consulting expenses and injuries and damages expenses, offset in part by lower employee benefit expenses. Maintenance expenses for the current twelve-month period increased $3 million primarily due to the fall 1996 refueling at the Callaway nuclear plant.

        Depreciation expense for the three-month, six-month and twelve-month periods ended June 30, 1997, increased $2 million, $3 million and $8 million, respectively, versus comparable 1996 periods, primarily due to increases in depreciable property.

        Income taxes charged to operating expenses for the three months ended June 30, 1997, increased $4 million versus the comparable 1996 period primarily due to higher pretax income. Income taxes charged to operating expenses for the six months and twelve months ended June 30, 1997, decreased $3 million and $14 million, respectively, primarily due to lower pretax income.

Other Income and Deductions
---------------------------

        Miscellaneous other net income and deductions for the twelve months ended June 30, 1997, increased $4 million compared to the same period in 1996 primarily due to a decrease in merger-related expenses and lower charitable contributions.

                                                                        Page 8
                               UNION ELECTRIC COMPANY
                               ----------------------
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF THE RESULTS OF OPERATIONS (Continued)




Interest
--------

        Interest charges for the three months, six months and twelve months ended June 30, 1997, increased $2 million, $3 million and $2 million, respectively, versus the prior-year period primarily due to increased debt outstanding.

Allowance for Funds Used During Construction (AFC)
--------------------------------------------------

        Variations in AFC track construction work in progress and changes were not significant for the reporting periods. During the twelve-month periods ended June 30, 1997 and 1996, AFC rates averaged 8.7 percent and 9.2 percent, respectively.

Balance Sheet
-------------

        The $15 million increase in accounts receivable and unbilled revenues is due primarily to higher revenues in May and June 1997 compared to November and December 1996.

        Changes in accounts payable, income taxes accrued and other tax accruals result from the timing of various payments to taxing authorities and suppliers.

        The $23 million decrease in other current and accrued liabilities at June 30, 1997, compared to December 31, 1996, is primarily due to the payment in 1997 of the credit to customers, recorded in 1996, partially offset by the credit to customers recorded in 1997 which are expected to be paid later this year. (See Note 4 to the Financial Statements of this report.)

Liquidity and Capital Resources

        Cash provided by the registrant's operations totaled $198 million for the six months ended June 30, 1997, compared to $222 million during the same 1996 period.

        Cash flows used in investing activities totaled $151 million and $192 million for the six months ended June 30, 1997 and 1996, respectively. Construction expenditures for the six months ended June 30, 1997, were for constructing new or improving existing facilities, purchasing railroad coal cars and complying with the Clean Air Act. In addition, the registrant expended $10 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1997 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

        Cash flows used in financing activities were $38 million for the six months ended June 30, 1997, compared to $15 million of cash flows used for financing activities during the same 1996 period. The registrant's principal financing activities for the six months ended June 30, 1997, were the net issuance of $140 million of long-term debt under a revolving credit agreement and $57 million of short-term debt; the redemption of $45 million of First Mortgage Bonds and $64 million of preferred stock; and the payment of dividends. On April 22, 1997, the registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share which was paid to shareholders June 30, 1997. Common stock dividends paid for the twelve months ended June 30,1997, resulted in a pay out rate of 89 percent of the registrant's earnings to common shareholders. Dividends paid to the registrant's common shareholders relative to net cash provided by operating activities for the same period were 45 percent.

                                                                        Page 9

                                UNION ELECTRIC COMPANY
                                ----------------------
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF THE RESULTS OF OPERATIONS (Continued)




        The registrant plans to utilize short-term debt as support for normal operations and other temporary requirements. The registrant is authorized by the FERC to have outstanding at any one time up to $600 million of short-term unsecured debt instruments. Short-term borrowings of the registrant consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At June 30, 1997, $68 million of bank loans were outstanding. At June 30, 1997, the registrant had committed bank lines of credit aggregating $179 million (of which $111 million was unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. These lines of credit are renewable annually at various dates throughout the year. The registrant also has bank credit agreements due 1999 which permit the registrant to borrow up to $300 million
and $200 million, respectively, on a long-term basis.   At June 30, 1997, $140
million of such borrowings were outstanding.

        Additionally, the registrant has a lease agreement which provides for the financing of nuclear fuel. At June 30, 1997, the maximum amount which could be financed under the agreement was $120 million. Cash provided from financing for the six months ended June 30, 1997, included issuances for nuclear fuel of $21 million offset by $13 million of redemptions. At June 30, 1997, $114 million was financed under the lease.


Rate Matters

        See Notes 4 and 5 under Notes to Financial Statements of this report.

Accounting Matters

        In February 1997, the Financial Accounting Standards Board issued
SFAS No. 129, "Disclosure of Information about Capital Structure" (FAS 129). This statement establishes standards for disclosing information about an entity's capital structure. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (FAS 130) and
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and display of comprehensive income. FAS 131 establishes standards for reporting information about operating segments in annual financial statements and interim reports to shareholders. FAS 129 is effective for financial statements issued for periods ending after December 15, 1997. FAS 130 and FAS 131 are effective for fiscal years beginning after December 15, 1997. FAS 129, FAS
130 and FAS 131 are not expected to have a material effect on the registrant's financial position or results of operations upon adoption.

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

                                                                       Page 10

                            PART II. OTHER INFORMATION

ITEM 5.       OTHER INFORMATION
              -----------------

UNAUDITED PRO FORMA FINANCIAL INFORMATION

AMEREN CORPORATION

        On August 11, 1995, the registrant and CIPSCO Incorporated ("CIPSCO") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and governmental approvals, and will result in a newly formed holding company, Ameren Corporation. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of the registrant and CIPSCO, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at June 30,1997, gives effect to the Merger as if it had occurred at June 30, 1997. The unaudited pro forma combined condensed statements of income for the six-month periods ended June 30, 1997 and 1996, and the twelve-month period ended June 30, 1997, give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

        The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of the registrant and CIPSCO. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the six-month periods ended June 30, 1997 and 1996, are not necessarily indicative of trends for any twelve-month period.

        Also see Part I, Note 5, Notes to Financial Statements.

                                                                       Page 11
                               AMEREN CORPORATION
                               ------------------
                     UNAUDITED PRO FORMA COMBINED CONDENSED
                     --------------------------------------
                                 BALANCE SHEET
                                 -------------
                                AT JUNE 30, 1997
                                ----------------
                             (Thousands of Dollars)

                                                                                             Pro Forma

ASSETS:                                                           As Reported (Note 1)      Adjustments     Pro Forma
-------                                                           --------------------
Property and plant                                                 UE            CIPSCO     (Notes 2,8)     Combined
                                                                 ------          ------     -----------    ----------
     Electric                                                  $8,746,956     $2,286,097    $  377,544    $11,410,597
     Gas                                                          190,738        245,808         -            436,546
     Other                                                         35,975         -              -             35,975
                                                                ---------      ---------       -------     ----------
                                                                8,973,669      2,531,905       377,544     11,883,118
     Less accumulated depreciation and amortization             3,776,716      1,106,615       276,843      5,160,174
                                                                ---------      ---------       -------     ----------
                                                                5,196,953      1,425,290       100,701      6,722,944
     Construction work in progress:
         Nuclear fuel in process                                  106,651              -              -       106,651
         Other                                                    100,022         43,692         2,536        146,250
                                                                ---------      ---------       -------      ---------
             Total property and plant, net                      5,403,626      1,468,982       103,237      6,975,845
Regulatory assets:
     Deferred income taxes (Note 5)                               665,397         39,994             -        705,391
     Other                                                        171,387        129,844             -        301,231
                                                                  -------        -------                   ----------
             Total regulatory assets                              836,784        169,838             -      1,006,622
Other assets:
     Nuclear decommissioning trust fund                           112,578              -             -        112,578
     Unamortized debt expense                                      10,256          3,469           558         14,283
     Investments in nonregulated activities                             -        117,798             -        117,798
     Other                                                         25,930         25,477        (4,333)        47,074
                                                                  -------        -------        -------       -------
             Total other assets                                   148,764        146,744        (3,775)       291,733
Current assets:
     Cash and temporary investments                                12,960          8,011        21,078         42,049
     Accounts receivable, net                                     181,070         67,810        22,144        271,024
     Unbilled revenue                                             102,894         28,860             -        131,754
     Materials and supplies, at average cost -
         Fossil fuel                                               51,737         36,150         6,213         94,100
         Other                                                     94,584         38,402         4,409        137,395
     Other                                                         44,113         20,401         3,468         67,982
                                                                  -------        -------       -------        -------
             Total current assets                                 487,358        199,634        57,312        744,304
                                                                ---------      ---------       -------      ---------
Total Assets                                                   $6,876,532     $1,985,198    $  156,774     $9,018,504
                                                                =========      =========       =======      =========

CAPITAL AND LIABILITIES:
------------------------
Capitalization:
     Common stock (Note 2)                                     $  510,619     $  356,812    $ (866,059)    $    1,372
     Other stockholders' equity (Note 2)                        1,810,557        296,923       866,059      2,973,539
                                                                ---------        -------      --------      ---------
             Total common stockholders' equity                  2,321,176        653,735             -      2,974,911
     Preferred stock of subsidiary                                155,197         80,000             -        235,197
     Long-term debt, net                                        1,943,186        570,379       115,556      2,629,121
                                                                ---------      ---------       -------      ---------
             Total capitalization                               4,419,559      1,304,114       115,556      5,839,229
Minority interest in consolidated subsidiary                            -              -         3,534          3,534
Accumulated deferred income taxes                               1,310,922        340,609        (6,565)     1,644,966
Accumulated deferred investment tax credits                       157,257         47,218             -        204,475
Regulatory liability                                              193,227         98,685             -        291,912
Accumulated provision for nuclear decommissioning                 115,924              -             -        115,924
Other deferred credits and liabilities                            159,759              -         3,681        163,440
Current liabilities:
     Current maturity of long-term debt                            32,734              -        14,444         47,178
     Short-term debt                                               68,000         55,481             -        123,481
     Accounts payable                                              79,237         44,493        22,794        146,524
     Wages payable                                                 34,494         11,177             -         45,671
     Taxes accrued                                                160,418         14,735             -        175,153
     Interest accrued                                              44,808          9,587           399         54,794
     Other                                                        100,193         59,099         2,931        162,223
                                                                  -------        -------        ------        -------
             Total current liabilities                            519,884        194,572        40,568        755,024
                                                                ---------      ---------       -------      ---------
Total Capital and Liabilities                                  $6,876,532     $1,985,198    $  156,774     $9,018,504
                                                                =========      =========       =======      =========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                       Page 12
                                  AMEREN CORPORATION
                                  ------------------
                        UNAUDITED PRO FORMA COMBINED CONDENSED
                        --------------------------------------
                                 STATEMENTS OF INCOME
                                 --------------------
                            SIX MONTHS ENDED JUNE 30, 1997
                            ------------------------------
               (Thousands of Dollars Except Shares and Per Share Amounts)


                                                                      UE             CIPSCO            Pro Forma
                                                                      --             ------
                                                              (As Reported)   (As Reported)         Adjustments           Pro Forma
                                                              (Notes 1,3,9)     (Notes 1,3)         (Notes 2,8)            Combined
                                                              -------------     -----------         -----------            --------
OPERATING REVENUES:
  Electric                                                      $  978,461      $  329,015          $   96,361         $  1,403,837
  Gas                                                               58,469          85,425                   -              143,894
  Other                                                                282           5,821                 481                6,584
                                                                 ---------         -------              ------            ---------
        Total operating revenues                                 1,037,212         420,261              96,842            1,554,315


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                       230,520         116,445              55,432              402,397
    Gas costs                                                       36,962          54,994                   -               91,956
    Other                                                          194,443          78,082               9,323              281,848
                                                                   -------         -------              ------              -------
                                                                   461,925         249,521              64,755              776,201
  Maintenance                                                      110,920          32,262               8,725              151,907
  Depreciation and amortization                                    122,664          45,710               7,419              175,793
  Income taxes (Note 6)                                             69,628          16,165               4,136               89,929
  Other taxes                                                      102,404          29,168                 960              132,532
                                                                   -------         -------              ------            ---------
        Total operating expenses                                   867,541         372,826              85,995            1,326,362

OPERATING INCOME                                                   169,671          47,435              10,847              227,953

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                     1,830             144                   -                1,974
  Minority interest in consolidated subsidiary                           -               -              (2,553)              (2,553)
  Miscellaneous, net                                                (2,841)           (253)             (3,372)              (6,466)
                                                                    -------           -----             -------              -------
        Total other income and deductions, net                      (1,011)           (109)             (5,925)              (7,045)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                            168,660          47,326               4,922              220,908

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                          70,633           17,866              4,922               93,421
  Allowance for borrowed funds used during
    construction                                                    (3,245)           (182)                  -               (3,427)
  Preferred dividends of subsidiaries (Note 7)                       4,409            1,842                  -                6,251
                                                                    ------           ------              -----               ------
     Net interest charges and preferred dividends                   71,797           19,526              4,922               96,245

NET INCOME                                                      $   96,863      $   27,800         $         -          $   124,663
                                                                ==========      ==========         ===========          ===========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                              $0.95           $0.82                                    $0.91
                                                                     =====           =====                                    =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                     102,123,834      34,069,542          1,022,086           137,215,462
                                                               ===========      ==========          =========           ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                       Page 13


                                  AMEREN CORPORATION
                                  ------------------
                       UNAUDITED PRO FORMA COMBINED CONDENSED
                       --------------------------------------
                                 STATEMENTS OF INCOME
                                 --------------------
                            SIX MONTHS ENDED JUNE 30, 1996
                            ------------------------------
              (Thousands of Dollars Except Shares and Per Share Amounts)



                                                                       UE               CIPSCO         Pro Forma
                                                                       --               ------
                                                                 (As Reported)      (As Reported)     Adjustments       Pro Forma
                                                                 (Notes 1,3,9)       (Notes 1,3)      (Notes 2,8)        Combined
                                                                 -------------       -----------      -----------        --------
OPERATING REVENUES:
  Electric                                                         $  982,277        $  341,210       $   91,574      $  1,415,061
  Gas                                                                  58,478            85,359                -           143,837
  Other                                                                   259             5,082              789             6,130
                                                                    ---------           -------           ------         ---------
        Total operating revenues                                    1,041,014           431,651           92,363         1,565,028


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                          249,021           131,646           49,735           430,402
    Gas costs                                                          34,571            52,681                -            87,252
    Other                                                             186,203            69,207            9,396           264,806
                                                                      -------           -------           ------           -------
                                                                      469,795           253,534           59,131           782,460
  Maintenance                                                         110,462            30,971            9,232           150,665
  Depreciation and amortization                                       119,285            43,130            7,601           170,016
  Income taxes (Note 6)                                                72,865            21,294            4,048            98,207
  Other taxes                                                         103,207            29,384            1,028           133,619
                                                                      -------           -------           ------         ---------
        Total operating expenses                                      875,614           378,313           81,040         1,334,967

OPERATING INCOME                                                      165,400            53,338           11,323           230,061

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                        3,823                77                -             3,900
  Minority interest in consolidated subsidiary                              -                 -           (2,482)           (2,482)
  Miscellaneous, net                                                   (1,586)           (1,062)          (3,719)           (6,367)
                                                                       -------           -------          -------           -------
        Total other income and deductions, net                          2,237              (985)          (6,201)           (4,949)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               167,637            52,353            5,122           225,112

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                             67,528            17,487            5,122            90,137
  Allowance for borrowed funds used during
    construction                                                       (3,978)              (98)               -            (4,076)
  Preferred dividends of subsidiaries (Note 7)                          6,625             1,864                -             8,489
                                                                       ------            ------            -----            ------
     Net interest charges and preferred dividends                      70,175            19,253            5,122            94,550

NET INCOME                                                         $   97,462        $   33,100      $         -       $   130,562
                                                                   ==========        ==========      ===========       ===========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $0.95             $0.97                              $0.95
                                                                        =====             =====                              =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834        34,069,542        1,022,086       137,215,462
                                                                  ===========        ==========        =========       ===========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                       Page 14
                            AMEREN CORPORATION
                            ------------------
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                  --------------------------------------
                           STATEMENTS OF INCOME
                           --------------------
                      TWELVE MONTHS ENDED JUNE 30, 1997
                      ---------------------------------
          (Thousands of Dollars Except Shares and Per Share Amounts)


                                                                     UE              CIPSCO            Pro Forma
                                                                     --              ------
                                                                (As Reported)    (As Reported)        Adjustments      Pro Forma
                                                                (Notes 1,3,9)     (Notes 1,3)         (Notes 2,8)       Combined
                                                                -------------     -----------         -----------       --------
OPERATING REVENUES:
  Electric                                                        $2,157,000      $  718,617          $  180,312       $3,055,929
  Gas                                                                 99,055         155,414                   -          254,469
  Other                                                                  508          11,294                 797           12,599
                                                                   ---------         -------             -------        ---------
        Total operating revenues                                   2,256,563         885,325             181,109        3,322,997


OPERATING EXPENSES:
  Operations
    Fuel and purchased power                                         494,331         259,014              98,943          852,288
    Gas costs                                                         66,938          98,541                   -          165,479
    Other                                                            387,346         155,463              18,230          561,039
                                                                     -------         -------             -------        ---------
                                                                     948,615         513,018             117,173        1,578,806
  Maintenance                                                        224,090          62,752              16,603          303,445
  Depreciation and amortization                                      244,677          89,977              15,482          350,136
  Income taxes (Note 6)                                              194,132          44,428               8,322          246,882
  Other taxes                                                        212,463          57,601               1,711          271,775
                                                                   ---------         -------             -------        ---------
        Total operating expenses                                   1,823,977         767,776             159,291        2,751,044

OPERATING INCOME                                                     432,586         117,549              21,818          571,953

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                                       4,499             445                   -            4,944
  Minority interest in consolidated subsidiary                             -               -              (4,946)          (4,946)
  Miscellaneous, net                                                  (5,549)         (1,974)             (7,065)         (14,588)
                                                                      -------         -------            --------         --------
        Total other income and deductions, net                        (1,050)         (1,529)            (12,011)         (14,590)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                              431,536         116,020               9,807          557,363

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                                           135,749          38,131               9,807          183,687
  Allowance for borrowed funds used during
    construction                                                      (6,274)           (567)                  -           (6,841)
  Preferred dividends of subsidiaries (Note 7)                        11,033           3,699                   -           14,732
                                                                     -------          ------               -----          -------
     Net interest charges and preferred dividends                    140,508          41,263               9,807          191,578

NET INCOME                                                        $  291,028      $   74,757           $       -       $  365,785
                                                                  ==========      ==========           =========       ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                $2.85           $2.19                                $2.67
                                                                       =====           =====                                =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                       102,123,834      34,069,542          1,022,086       137,215,462
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

3. The allocation between the registrant and CIPSCO and their customers of the estimated cost savings resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Merger-related costs (which include transaction costs and costs to achieve such savings) are currently estimated to be approximately $73 million (including costs for financial advisors, attorneys, accountants, consultants, filings, printing, system integration, relocation, etc.). None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the six months and twelve months ended June 30, 1997, included merger-related costs of $5 million and $9 million, net of income taxes, for the registrant, and $1 million and $3 million, net of income taxes, for CIPSCO, respectively. Net income for the six months ended June 30, 1996, included merger-related costs of $4 million, net of income taxes, for the registrant, and $2 million, net of income taxes, for CIPSCO.

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

9. Net income for the six and twelve months ended June 30, 1997, included credits for Missouri electric customers which reduced revenues and pretax income of the registrant by $20 million and $21 million, respectively. Net income for the six months ended June 30, 1996, included a credit to Missouri electric customers which reduced revenues and pretax income of the registrant by $46 million.

                                                                       Page 16





ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

              (a)    Exhibits.

                     Exhibit 12(a)       -   Computation of Ratio of Earnings to
                                             Fixed Charges, 12 Months Ended
                                             June 30, 1997.

                     Exhibit 12(b)       -   Computation of Ratio of Earnings to
                                             Fixed Charges and Preferred Stock
                                             Dividend Requirements, 12 Months
                                             Ended June 30, 1997.

                     Exhibit 27          -   Financial Data Schedule.

              (b)    Reports on Form 8-K.  None




                                                  SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UNION ELECTRIC COMPANY
                                                (Registrant)



August 13, 1997                          By        /s/ Donald E. Brandt
                                            ----------------------------
                                                       Donald E. Brandt
                                                    Senior Vice President
                                                Finance and Corporate Services