Form 10-Q
period 1997-09-30
UNION ELECTRIC CO
filed 1997-11-14
CIK 100826

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 1997

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


                                  Yes    X   .    No       .


Shares outstanding of each of registrant's classes of common stock as of October 31, 1997:
   Common Stock, $5 par value - 102,123,834
       (excl. 42,990 treasury shares)


                             UNION ELECTRIC COMPANY

                                     INDEX




                                                                      Page No.

Part I      Financial Information (Unaudited)

            Balance Sheet --
               September 30, 1997 and December 31, 1996                      2

            Statement of Income --
               Three Months, Nine Months and Twelve
               Months Ended September 30, 1997 and 1996                      3

            Statement of Cash Flows --
               Nine Months Ended September 30, 1997 and 1996                 4

            Notes to Financial Statements                                5 & 6

            Management's Discussion and Analysis                     7 thru 13



Part II       Other Information

                                                                        Page 2
                          UNION ELECTRIC COMPANY
                               BALANCE SHEET
                                 UNAUDITED
                           (Thousands of Dollars)

                                                                                       September 30,           December 31,
                                                                                           1997                    1996
                                                                                       -------------          -------------
ASSETS:

Property and plant, at original cost
     Electric                                                                             $8,818,445             $8,630,628
     Gas                                                                                     194,454                185,867
     Other                                                                                    35,960                 35,965
                                                                                          ----------             ----------
                                                                                           9,048,859              8,852,460
     Less accumulated depreciation and amortization                                        3,829,996              3,656,890
                                                                                          ----------             ----------
                                                                                           5,218,863              5,195,570
     Construction work in progress:
         Nuclear fuel in process                                                             108,882                 96,147
         Other                                                                                68,232                 90,953
                                                                                          ----------             ----------
             Total property and plant, net                                                 5,395,977              5,382,670
Regulatory assets:
     Deferred income taxes                                                                   656,248                692,171
     Other                                                                                   167,896                178,760
                                                                                          ----------             ----------
             Total regulatory assets                                                         824,144                870,931
Deferred charges:
     Nuclear decommissioning trust fund                                                      119,333                 96,601
     Unamortized debt expense                                                                 10,066                 10,591
     Other                                                                                    26,937                 27,377
                                                                                          ----------             ----------
             Total deferred charges                                                          156,336                134,569
Current assets:
     Cash                                                                                     27,657                  4,897
     Accounts receivable - trade (less allowance for doubtful
         accounts of $4,602 and $5,195 at respective dates)                                  242,756                192,868
     Unbilled revenue                                                                         61,011                 76,190
     Other accounts and notes receivable                                                      38,661                 37,190
     Materials and supplies, at average cost -
         Fossil fuel                                                                          52,741                 63,651
         Construction and maintenance                                                         97,346                 94,517
     Other                                                                                    11,830                 13,326
                                                                                          ----------             ----------
             Total current assets                                                            532,002                482,639
                                                                                          ----------             ----------
Total Assets                                                                              $6,908,459             $6,870,809
                                                                                          ==========             ==========

CAPITAL AND LIABILITIES:

Capitalization:
     Common stock, $5 par value, authorized 150,000,000 shares-
         102,123,834 outstanding
         (excl. 42,990 at par value in treasury)                                         $  510,619              $  510,619
     Other paid-in capital                                                                  716,879                 717,669
     Retained earnings                                                                    1,210,404               1,126,513
                                                                                         ----------              ----------
             Total common stockholders' equity                                            2,437,902               2,354,801
     Preferred stock not subject to mandatory redemption                                    155,197                 218,497
     Preferred stock subject to mandatory redemption                                             --                     624
     Capital lease obligation                                                                84,801                  77,168
     Long-term debt, net                                                                  1,721,951               1,721,503
                                                                                         ----------              ----------
             Total capitalization                                                         4,399,851               4,372,593
Accumulated deferred income taxes                                                         1,298,879               1,318,404
Accumulated deferred investment tax credits                                                 155,715                 160,342
Regulatory liability                                                                        189,862                 203,822
Accumulated provision for nuclear decommissioning                                           124,351                  98,274
Other deferred credits and liabilities                                                      178,419                 156,913
Current and accrued liabilities:
     Current maturity of capital lease obligation                                            28,749                  28,966
     Current maturity of long-term debt                                                          --                  45,000
     Accounts payable                                                                        74,814                 170,383
     Wages payable                                                                           37,386                  39,996
     Bank loans                                                                               7,000                  11,300
     Accumulated deferred income taxes                                                       35,160                  43,933
     Income taxes accrued                                                                   142,373                  35,505
     Other taxes accrued                                                                     84,836                  16,040
     Interest accrued                                                                        55,296                  45,173
     Dividends accrued                                                                        2,204                   3,004
     Other                                                                                   93,564                 121,191
                                                                                          ---------               ---------
             Total current and accrued liabilities                                          561,382                 560,461
                                                                                          ---------               ---------

Total Capital and Liabilities                                                            $6,908,459              $6,870,809
                                                                                         ==========              ==========


                                                                        Page 3

                         UNION ELECTRIC COMPANY
                           STATEMENT OF INCOME
                               (UNAUDITED)
         (Thousands of Dollars Except Shares and Per Share Amounts)

                                               Three Months Ended            Nine Months Ended          Twelve Months Ended
                                                 September 30,                 September 30,               September 30,
                                               ------------------            -----------------         --------------------
                                               1997          1996             1997        1996           1997        1996
                                               ----          ----             ----        ----           ----        ----
Operating revenues:
  Electric                                    $766,027     $733,785      $1,744,488   $1,716,061     $2,189,241   $2,151,551
  Gas                                            8,256        9,799          66,725       68,277         97,512       95,610
  Steam                                             71           82             353          341            498          464
                                              --------    ---------      ----------   ----------     ----------   ----------
        Total operating revenues               774,354      743,666       1,811,566    1,784,679      2,287,251    2,247,625

Operating expenses:
  Operations
     Fuel and purchased power                  151,752      138,018         382,272      387,038        508,066      506,113
     Other                                     111,841      101,395         343,246      322,169        464,731      428,748
                                              --------    ---------       ---------    ---------      ---------    ---------
                                               263,593      239,413         725,518      709,207        972,797      934,861
  Maintenance                                   47,957       49,526         158,877      159,988        222,521      218,255
  Depreciation and decommissioning              62,487       60,816         185,151      180,101        246,348      238,969
  Income taxes                                 117,395      116,681         187,023      189,546        194,846      210,595
  Other taxes                                   64,276       63,256         166,680      166,463        213,483      211,664
                                             ---------    ---------       ---------    ---------      ---------    ---------
        Total operating expenses               555,708      529,692       1,423,249    1,405,305      1,849,995    1,814,344

Operating income                               218,646      213,974         388,317      379,374        437,256      433,281

Other income and deductions:
  Allowance for equity funds used
     during construction                         1,184        1,137           3,014        4,960          4,546        7,028
  Miscellaneous, net                            (3,109)       1,225          (5,950)        (361)        (9,882)       2,430
                                              --------    ---------       ---------    ---------      ---------    ---------
     Total other income/
        deductions, net                         (1,925)       2,362          (2,936)       4,599         (5,336)       9,458

Income before interest charges                 216,721      216,336         385,381      383,973        431,920      442,739

Interest charges:
  Interest                                      34,656       33,061         105,289      100,589        137,345      133,559
  Allowance for borrowed funds
     used during construction                   (1,714)      (1,691)         (4,959)      (5,669)        (6,298)      (7,114)
                                             ---------    ---------       ---------    ---------      ---------    ---------
        Net interest charges                    32,942       31,370         100,330       94,920        131,047      126,445

Net income                                     183,779      184,966         285,051      289,053        300,873      316,294

Preferred stock dividends                        2,204        3,311           6,613        9,936          9,925       13,249
                                             ---------    ---------       ---------    ---------      ---------    ---------

Earnings on common stock                      $181,575     $181,655        $278,438     $279,117       $290,948     $303,045
                                             =========    =========       =========    =========      =========    =========

Earnings per share of common stock
  (based on average
     shares outstanding)                         $1.78        $1.78           $2.73        $2.73          $2.85        $2.97
                                             =========     =========       =========    =========      =========    =========

Dividends per share of common stock             $0.635       $0.625          $1.905       $1.875          $2.54        $2.50
                                             =========     =========       =========    =========      =========    =========

Average number of common shares
  outstanding (in thousands)                   102,124      102,124         102,124      102,124        102,124      102,124
                                             =========    =========       =========    ==========     ==========    =========

                                                                        Page 4
                       UNION ELECTRIC COMPANY
                       STATEMENT OF CASH FLOWS
                             UNAUDITED
                       (Thousands of Dollars)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                          -----------------
                                                                                          1997              1996
                                                                                          ----              ----
Cash Flows From Operating:
  Net income                                                                             $285,051          $289,053
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                      178,315           172,869
       Amortization of nuclear fuel                                                        28,737            32,198
       Allowance for funds used during construction                                        (7,973)          (10,629)
       Deferred income taxes, net                                                          (6,336)            5,980
       Deferred investment tax credits, net                                                (4,627)           (4,638)
       Changes in assets and liabilities:
          Receivables, net                                                                (36,180)          (37,877)
          Materials and supplies                                                            8,081           (27,208)
          Accounts and wages payable                                                      (98,149)          (95,627)
          Taxes accrued                                                                   175,664           148,824
          Interest and dividends accrued or declared                                        9,323             6,910
          Other, net                                                                        6,470              45,929
                                                                                         --------          --------
Net cash provided by operating activities                                                 538,376           525,784

Cash Flows From Investing:
  Construction expenditures                                                              (204,028)         (241,899)
  Allowance for funds used during construction                                              7,973            10,629
  Nuclear fuel expenditures                                                               (12,594)          (26,001)
                                                                                        ---------         ---------
Net cash used in investing activities                                                    (208,649)         (257,271)

Cash Flows From Financing:
  Dividends on preferred stock                                                             (6,613)           (9,936)
  Dividends on common stock                                                              (194,546)         (191,483)
  Redemptions -
    Nuclear fuel lease                                                                    (21,011)          (25,659)
    Short-term debt                                                                        (4,300)          (19,600)
    Long-term debt                                                                        (45,000)          (35,000)
    Preferred stock                                                                       (63,924)              (26)
  Issuances -
    Nuclear fuel lease                                                                     28,427            31,593
                                                                                        ---------         ---------
Net cash used in financing activities                                                    (306,967)         (250,111)

Net change in cash and cash equivalents                                                    22,760            18,402

Cash and cash equivalents at beginning of period                                            4,897             1,025
                                                                                        ---------         ---------

Cash and cash equivalents at end of period                                               $ 27,657          $ 19,427
                                                                                        =========         =========

Supplemental disclosure of cash flow information:
  Cash and cash equivalents include cash on hand and temporary investments purchased with a maturity of three months or less.

  Cash paid during the period:
    Interest (net of amount capitalized)                                                 $ 79,047          $ 83,197
    Income taxes                                                                           91,115           105,357

                                                                        Page 5
                        UNION ELECTRIC COMPANY
                        ======================
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Note 3 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 1997 and 1996 are not necessarily indicative of trends for any three-month, nine-month or twelve-month period.

Note 4 - On July 21, 1995, the Missouri Public Service Commission approved an agreement involving the registrant's Missouri electric rates. The Agreement included a three-year experimental alternative regulation plan that provides that earnings in excess of a 12.61 percent regulatory return on equity (ROE) will be shared equally between customers and shareholders and earnings above a 14 percent ROE will be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. During the nine months ended September 30, 1997, the registrant recorded an estimated $20 million credit for the second year of the plan compared to a $47 million credit recorded for the first year of the plan in 1996. This credit, which the registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues.

Note 5 - On September 10, 1997, the Illinois Commerce Commission approved the merger between the registrant and CIPSCO Incorporated ("CIPSCO") subject to certain conditions. The conditions included the requirement for the registrant and CIPSCO to file a rate case or alternative regulatory plan within six months after the merger is final to determine how net merger savings would be shared between ratepayers and shareholders.

                On October 15, 1997, the Federal Energy Regulatory Commission ("FERC") approved the merger between the registrant and CIPSCO. The FERC ruled that the conditions included in the Initial Decision, issued by the Administrative Law Judge, relating to issues associated with certain power and transmission service agreements with other utilities are not necessary and that competition would not be harmed.

                On October 16, 1997, the U.S. Nuclear Regulatory Commission ("NRC") issued an order indicating that it had reviewed and found acceptable the registrant's request for transfer of the license for Callaway Plant from present ownership to Ameren Corporation at the time of the merger.

                The merger is still subject to approval by the Securities and Exchange Commission and is expected to be consummated by the end of 1997.


Note 6 - Certain reclassifications were made to prior-year financial statements to conform with current-period presentation.

                     UNION ELECTRIC COMPANY
                     ======================
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF THE RESULTS OF OPERATIONS

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


Results of Operations

        Third quarter common stock earnings of $182 million, or $1.78 per share, remained unchanged compared to third quarter 1996. Common stock earnings for the nine months ended September 30, 1997, totaled $278 million, or $2.73 per share, also unchanged from year-ago levels. Common stock earnings for the twelve months ended September 30, 1997, were $291 million, or $2.85 per share, a $12 million, or 12 cent per-share, decrease from the comparable prior-year period.

        Earnings and earnings per share fluctuated due to many conditions, the primary ones being: weather variations, credits to electric customers, sales growth, fluctuating operating expenses and merger-related expenses. The significant items affecting revenues, expenses and earnings during the three-month, nine-month and twelve-month periods ended September 30, 1997, and 1996 are detailed below:

Electric Operating Revenues
(Millions of Dollars)                                Variations for periods ended
                                                September 30, 1997 from comparable
                                                             prior-year periods
                                                -----------------------------------
                                                   Three                  Nine                 Twelve
                                                   Months                 Months               Months
                                                   ------                 ------               ------
Credits to customers                               $   -                  $26.4                $25.0
Effect of abnormal weather                           28.3                    1.6                  4.4
Growth and other                                      6.3                   (8.7)                (5.3)
Interchange sales                                    (2.4)                   9.1                 13.6
                                                    ------                 ------               ------
                                                    $32.2                  $28.4                $37.7
                                                    ======                 ======               ======

        The $32.2 million increase in third quarter electric revenues compared to the year-ago quarter is primarily the result of increased revenues from residential and commercial customers due to warmer weather. Residential and commercial sales increased 7 percent and 5 percent, respectively, over the same period last year while

                      UNION ELECTRIC COMPANY
                      ======================
                MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE RESULTS OF OPERATIONS (Continued)

interchange sales decreased 27 percent.  Industrial sales were up
4 percent compared to the year-ago quarter.

        Electric revenues for the nine months and twelve months ended September 30, 1997, increased $28.4 million and $37.7 million, respectively, compared to the same periods last year primarily due to a lower customer credit (see Note 4 to the Financial Statements of this report) as well as increased interchange revenues, partially offset by lower revenues attributable to one less day in the period due to leap year in 1996. For both the nine-month and twelve-month periods ended September 30, 1997, residential sales decreased 1 percent while commercial sales remained relatively flat compared to the same periods in 1996. Interchange and industrial sales increased 10 percent and 2 percent, respectively, compared to the year-ago periods.

Operating Expenses

Fuel and Purchased Power
(Millions of Dollars)

                                            Variations for periods ended
                                         September 30, 1997 from comparable
                                                   prior-year periods
                                         ----------------------------------
                                              Three                  Nine                 Twelve
                                              Months                 Months               Months
                                              ------                 ------               ------
Fuel:
  Variation in generation                    $   1.0                 $ 17.8               $ 22.5
  Price                                         (2.7)                  (9.1)                (4.7)
  Generation efficiencies
  and other                                      1.6                     .2                    -
Purchased power variation                       13.8                  (13.7)               (15.9)
                                             -------                -------              -------
                                             $  13.7                 $ (4.8)             $   1.9
                                             =======                =======              =======

        The increase in fuel and purchased power costs for the three months ended September 30, 1997, compared to the same prior-year period was primarily due to increased purchased power costs, resulting from increased native load sales, partially offset by lower fuel prices.

        The decline in fuel and purchased power costs for the nine months ended September 30, 1997, versus the comparable prior-year period was primarily due to decreased purchased power costs, resulting from relatively flat native load sales coupled with greater generation, as well as lower fuel prices.

        The increase in fuel and purchased power costs for the twelve months ended September 30, 1997, compared to the comparable period in 1996 was primarily due to increased generation and relatively flat native load sales, resulting in

                     UNION ELECTRIC COMPANY
                     ======================
               MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF THE RESULTS OF OPERATIONS (Continued)

reduced purchased power costs, partially offset by lower fuel prices.

Other Operating Expenses

        Other operating expense variations reflect recurring conditions such as growth, inflation and wage increases.

        Third quarter 1997 operations expenses other than fuel and purchased power increased $10 million over last year's third quarter primarily due to increased information system related expenses and consulting expenses. Maintenance expenses for the third quarter 1997 decreased $2 million compared to the same period in 1996 due to decreased expenses at the Callaway nuclear plant.

        For the nine months and twelve months ended September 30, 1997, operations expenses other than fuel and purchased power increased $21 million and $36 million, respectively, versus the comparable prior-year period primarily due to increased consultant expenses, information system related expenses and gas purchased for resale (due to higher gas prices).

        Depreciation expense for the three-month, nine-month and twelve-month periods ended September 30, 1997, increased
$2 million, $5 million and $7 million, respectively, versus comparable 1996 periods, primarily due to increased depreciable property.

        Income taxes charged to operating expenses for the nine months and twelve months ended September 30, 1997, decreased $3 million and $16 million, respectively, primarily due to lower pretax income.

Other Income and Deductions

        Miscellaneous other income and deductions for the three months and nine months ended September 30, 1997, decreased $4 million and $6 million, respectively, compared to the year-ago periods due to an increase in merger-related expenses. Miscellaneous other income and deductions for the twelve months ended September 30, 1997, decreased $12 million compared to the same period last year due to an increase in merger-related expenses and higher charitable contributions.


Interest

        Interest charges for the three months, nine months and twelve months ended September 30, 1997, increased $2 million, $5 million and $4 million, respectively, versus the prior-year periods primarily due to increased debt outstanding.


                                                                       Page 10
                    UNION ELECTRIC COMPANY
                    ======================
              MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF THE RESULTS OF OPERATIONS (Continued)


Allowance for Funds Used During Construction (AFC)

        Variations in AFC track construction work in progress and changes were not significant for the reporting periods. During the twelve month periods ended September 30, 1997 and 1996, AFC rates averaged 8.7 percent and 9.1 percent, respectively.

Balance Sheet

        The $35 million increase in accounts receivable and unbilled revenues is due primarily to higher revenues in August and September 1997 compared to November and December 1996.

        Changes in accounts payable, income taxes accrued and other tax accruals result from the timing of various payments to taxing authorities and suppliers.

        The $28 million decrease in other current and accrued liabilities at September 30, 1997, compared to December 31, 1996, is primarily due to the payment in 1997 of the credit to customers, recorded in 1996, partially offset by the credit to customers recorded in 1997 which are expected to be paid later this year.

Liquidity and Capital Resources

        Cash provided by the registrant's operations totaled $538 million for the nine months ended September 30, 1997, compared to $526 million during the same 1996 period.

        Cash flows used in investing activities totaled $209 million and $257 million for the nine months ended September 30, 1997 and 1996, respectively. Construction expenditures for the nine months ended September 30, 1997, were for constructing new or improving existing facilities, purchasing railroad coal cars and complying with the Clean Air Act. In addition, the registrant expended $13 million for the acquisition of nuclear fuel.
Capital requirements for the remainder of 1997 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

        Cash flows used in financing activities were $307 million for the nine months ended September 30, 1997, compared to $250 million of cash flows used for financing activities during the same 1996 period. The registrant's principal financing activities for the nine months ended September 30, 1997, were the redemption of $45 million of First Mortgage Bonds and $64 million


                                                                       Page 11
                     UNION ELECTRIC COMPANY
                     ======================
               MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF THE RESULTS OF OPERATIONS (Continued)


of preferred stock and the payment of dividends. On July 18, 1997, the registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share which was paid to shareholders September 30, 1997. Common stock dividends paid for the twelve months ended September 30, 1997, resulted in a payout rate of 89 percent of the registrant's earnings to common shareholders. Dividends paid to registrant's common shareholders relative to net cash provided by operating activities for the same period were 42 percent.

     The registrant plans to utilize short-term debt as support for normal operations and other temporary requirements. The registrant is authorized by the FERC to have outstanding at any one time up to $600 million of short-term unsecured debt instruments. Short-term borrowings of the registrant consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At September 30, 1997, $7 million of bank loans were outstanding.
At September 30, 1997, the registrant had committed bank lines of credit aggregating $179 million (of which $172 million was unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. These lines of credit are renewable annually at various dates throughout the year. The registrant also has bank credit agreements due 1999 which permit the registrant to borrow up to $300 million and $200 million,
respectively, on a long-term basis.   At September 30, 1997,
there were no such borrowings outstanding.

        Additionally, the registrant has a lease agreement which provides for the financing of nuclear fuel. At September 30, 1997, the maximum amount which could be financed under the agreement was $120 million. Cash provided from financing for the nine months ended September 30, 1997, included issuances for nuclear fuel of $28 million offset by $21 million of redemptions. At September 30, 1997, $114 million was financed under the lease.

Rate Matters

        See Notes 4 and 5 under Notes to Financial Statements of this report.

Industry Restructuring

        In the state of Illinois, various groups have made proposals for utility restructuring. Recently, a legislative bill was proposed and passed in the Illinois Senate. The bill includes a 5 percent residential rate

                        Union Electric Company
                        ======================
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF THE RESULTS OF OPERATIONS (Continued)


decrease effective August 1, 1998 for the registrant (as well as CIPSCO) with potential additional rate decreases in 2000 and 2002 (capped at 5 percent) to the extent that rates exceed the Midwest utility average at that time. In addition, retail choice will be offered to customers (non-residential customers will have this option in 1999 and 2000; residential customers will have this option in 2002). The bill also provides for the opportunity to recover transition cost. The proposed bill must still be passed by the Illinois House of Representatives and signed by the Governor before it becomes law.

        In the state of Missouri, where approximately 92 percent of the registrant's retail electric revenues are derived, there has been no significant legislative action regarding industry restructuring to date.

        The registrant is unable to predict the timing or ultimate outcome of the various industry restructuring initiatives being considered. The potential negative consequences of industry restructuring include the impairment and writedown of certain assets, including regulatory assets, lower revenues, reduced profit margins and increased costs of capital. At this time, the registrant is unable to predict the impact of potential industry restructuring matters on the registrant's future financial condition, results of operations or liquidity.

National Ambient Air Quality Standards

        The U.S. Environmental Protection Agency ("EPA") issued final regulations on July 18, 1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are still in process, it is believed that the revised standards will require significant reductions in nitrogen oxide and sulfur dioxide emissions from coal-fired boilers. In October 1997, the EPA announced that Missouri and Illinois are included in the area targeted for nitrogen oxide emissions reductions as part of their regional control program. Reduction requirements in nitrogen oxide emissions from the registrant's coal-fired boilers could exceed
80 percent from 1990 levels by 2002. Reduction requirements in sulfur dioxide emissions may be up to 50 percent beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments (which become effective January 1,
2000) and are anticipated to be required by 2007. Because of the magnitude of these additional reductions, the registrant could be required to incur significantly higher capital cost to meet future compliance obligations for its coal-fired boilers or purchase power from other sources, either of which could have significantly higher operating and maintenance expenditures associated with compliance. At this time, the registrant is unable to determine the impact of the revised air quality standards on the registrant's future financial condition, results of operations or liquidity.


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

                    UNION ELECTRIC COMPANY
                    ======================
              MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF THE RESULTS OF OPERATIONS (Continued)


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

                        PART II. OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

UNAUDITED PRO FORMA FINANCIAL INFORMATION

AMEREN CORPORATION

        On August 11, 1995, the registrant and CIPSCO Incorporated ("CIPSCO") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties.
The merger is further conditioned on, among other things, receipt of regulatory and governmental approvals, and will result in a newly formed holding company, Ameren
Corporation. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of the registrant and CIPSCO, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at September 30, 1997, gives effect to the Merger as if it had occurred at September 30, 1997. The unaudited pro forma combined condensed statements of income for the nine-month periods ended September 30, 1997 and 1996, and the twelve-month period ended September 30, 1997, give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

        The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of the registrant and CIPSCO. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the nine-month periods ended September 30, 1997 and 1996, are not necessarily indicative of trends for any twelve-month period.

        Also see Part I, Note 5, Notes to Financial Statements.

                       AMEREN CORPORATION
              UNAUDITED PRO FORMA COMBINED CONDENSED
                         BALANCE SHEET
                      AT SEPTEMBER 30, 1997
                     (Thousands of Dollars)

                                                                                                    Pro Forma
ASSETS:                                                                As Reported (Note 1)       Adjustments         Pro Forma
Property and plant:                                                   UE             CIPSCO       (NOTES 2,8)          COMBINED
                                                                  ----------       ----------      ---------         -----------
     Electric                                                     $8,818,445       $2,290,092       $379,353         $11,487,890
     Gas                                                             194,454          248,083         -                  442,537
     Other                                                            35,960           -              -                   35,960
                                                                  ----------       ----------      ----------        -----------
                                                                   9,048,859        2,538,175        379,353          11,966,387
     Less accumulated depreciation and amortization                3,829,996        1,116,899        281,375           5,228,270
                                                                  ----------       ----------      ----------        -----------
                                                                   5,218,863        1,421,276         97,978           6,738,117
     Construction work in progress:
         Nuclear fuel in process                                     108,882           -              -                  108,882
         Other                                                        68,232           58,921          1,708             128,861
                                                                  ----------       ----------      ----------        -----------
             Total property and plant, net                         5,395,977        1,480,197         99,686           6,975,860
Regulatory assets:
     Deferred income taxes (Note 5)                                  656,248           39,534         -                  695,782
     Other                                                           167,896          127,874         -                  295,770
                                                                  ----------       ----------      ----------        -----------
             Total regulatory assets                                 824,144          167,408         -                  991,552
Other assets:
     Nuclear decommissioning trust fund                              119,333           -              -                  119,333
     Unamortized debt expense                                         10,066            3,637            542              14,245
     Investments in nonregulated activities                           -               116,008         -                  116,008
     Other                                                            26,937           24,658         (4,533)             47,062
                                                                  ----------       ----------      ----------         ----------
             Total other assets                                      156,336          144,303         (3,991)            296,648
Current assets:
     Cash and temporary investments                                   27,657            3,766         27,602              59,025
     Accounts receivable, net                                        242,756           49,731         19,741             312,228
     Unbilled revenue                                                 61,011           23,131         -                   84,142
     Materials and supplies, at average cost -
         Fossil fuel                                                  52,741           33,419          6,214              92,374
         Other                                                        97,346           35,785          4,477             137,608
     Other                                                            50,491           42,611          3,303              96,405
                                                                  ----------       ----------     ----------          ----------
             Total current assets                                    532,002          188,443         61,337             781,782
                                                                  ----------       ----------     ----------          ----------
Total Assets                                                      $6,908,459       $1,980,351     $  157,032          $9,045,842
                                                                  ==========       ==========     ==========          ==========


CAPITAL AND LIABILITIES:
Capitalization:
     Common stock (Note 2)                                       $  510,619        $  356,812     $ (866,059)         $    1,372
     Other stockholders' equity (Note 2)                          1,927,283           313,025        866,059           3,106,367
                                                                 ----------        ----------     ----------          ----------
             Total common stockholders' equity                    2,437,902           669,837         -                3,107,739
     Preferred stock of subsidiary                                  155,197            80,000         -                  235,197
     Long-term debt, net                                          1,806,752           570,433        115,556           2,492,741
                                                                 ----------        ----------     ----------          ----------
             Total capitalization                                 4,399,851         1,320,270        115,556           5,835,677
Minority interest in consolidated subsidiary                         -                 -               3,534               3,534
Accumulated deferred income taxes                                 1,298,879           342,837         (6,427)          1,635,289
Accumulated deferred investment tax credits                         155,715            46,384         -                  202,099
Regulatory liability                                                189,862            95,750         -                  285,612
Accumulated provision for nuclear decommissioning                   124,351            -              -                  124,351
Other deferred credits and liabilities                              178,419            41,026          3,681             223,126
Current liabilities:
     Current maturity of long-term debt                              28,749            -              14,444              43,193
     Short-term debt                                                  7,000            36,358         -                   43,358
     Accounts payable                                                74,814            40,240         20,698             135,752
     Wages payable                                                   37,386            11,110         -                   48,496
     Taxes accrued                                                  262,369            22,613         -                  284,982
     Interest accrued                                                55,296            10,954          2,830              69,080
     Other                                                           95,768            12,809          2,716             111,293
                                                                 ----------         ---------     ----------          ----------
             Total current liabilities                              561,382           134,084         40,688             736,154
                                                                 ----------         ---------     ----------          ----------
Total Capital and Liabilities                                    $6,908,459        $1,980,351     $  157,032          $9,045,842
                                                                 ==========        ==========     ==========          ==========

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                                                       Page 16
                         AMEREN CORPORATION
               UNAUDITED PRO FORMA COMBINED CONDENSED
                        STATEMENTS OF INCOME
                NINE MONTHS ENDED SEPTEMBER 30, 1997
     (Thousands of Dollars Except Shares and Per Share Amounts)


                                                                      UE             CIPSCO            Pro Forma
                                                                 (As Reported)    (As Reported)      Adjustments        Pro Forma
                                                                 (Notes 1,3,9)     (Notes 1,3)       (Notes 2,8)        Combined
                                                                 -------------    -------------      -----------     ------------
OPERATING REVENUES:
        Electric                                                  $ 1,744,488       $  539,415      $   137,789      $  2,421,692
        Gas                                                            66,725          101,174           -                167,899
        Other                                                             353            8,846              572             9,771
                                                                  -----------      -----------      -----------       -----------
            Total operating revenues                                1,811,566          649,435          138,361         2,599,362


OPERATING EXPENSES:
        Operations
            Fuel and purchased power                                  382,272          178,636           77,389           638,297
            Gas costs                                                  43,968           62,941            -               106,909
            Other                                                     299,278          121,215           13,574           434,067
                                                                   ----------       ----------        ---------         ---------
                                                                      725,518          362,792           90,963         1,179,273
        Maintenance                                                   158,877           48,058           12,860           219,795
        Depreciation and amortization                                 185,151           67,341           11,116           263,608
        Income taxes (Note 6)                                         187,023           34,898            5,814           227,735
        Other taxes                                                   166,680           43,832            1,393           211,905
                                                                   ----------       ----------        ----------        ---------
            Total operating expenses                                1,423,249          556,921          122,146         2,102,316

OPERATING INCOME                                                      388,317           92,514           16,215           497,046

OTHER INCOME AND DEDUCTIONS:
        Allowance for equity funds used during
          construction                                                  3,014              381            -                 3,395
        Minority interest in consolidated subsidiary                    -                -               (3,772)           (3,772)
        Miscellaneous, net                                             (5,950)            (488)          (4,931)          (11,369)
                                                                   ----------       ----------        ---------         ---------
            Total other income and deductions, net                     (2,936)            (107)          (8,703)          (11,746)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               385,381           92,407            7,512           485,300

INTEREST CHARGES AND PREFERRED DIVIDENDS:
        Interest                                                      105,289           28,461            7,512           141,262
        Allowance for borrowed funds used during
          construction                                                 (4,959)            (484)           -                (5,443)
        Preferred dividends of subsidiaries (Note 7)                    6,613            2,782            -                 9,395
                                                                    ---------        ---------        ---------         ---------
            Net interest charges and preferred dividends              106,943           30,759            7,512           145,214

NET INCOME                                                        $   278,438       $   61,648      $     -           $   340,086
                                                                  ===========       ==========      ===========       ===========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.73            $1.81                              $2.48
                                                                  ===========       ==========                        ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834       34,069,542        1,022,086       137,215,462
                                                                  ===========      ===========       ==========       ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                       Page 17
                         AMEREN CORPORATION
               UNAUDITED PRO FORMA COMBINED CONDENSED
                        STATEMENTS OF INCOME
               NINE MONTHS ENDED SEPTEMBER 30, 1996
      (Thousands of Dollars Except Shares and Per Share Amounts)

                                                                      UE             CIPSCO            Pro Forma
                                                                 (As Reported)    (As Reported)      Adjustments        Pro Forma
                                                                 (Notes 1,3,9)     (Notes 1,3)       (Notes 2,8)        Combined
                                                                 -------------    -------------      -----------        ----------
OPERATING REVENUES:
        Electric                                                   $1,716,061       $  560,188       $  130,034        $2,406,283
        Gas                                                            68,277          101,280            -               169,557
        Other                                                             341            7,464              971             8,776
                                                                   ----------       ----------       ----------       -----------
            Total operating revenues                                1,784,679          668,932          131,005         2,584,616


OPERATING EXPENSES:
        Operations
            Fuel and purchased power                                  387,038          205,023           68,671           660,732
            Gas costs                                                  42,455           60,227            -               102,682
            Other                                                     279,714          107,486           13,322           400,522
                                                                    ---------        ---------        ---------         ---------
                                                                      709,207          372,736           81,993         1,163,936
        Maintenance                                                   159,988           43,005           13,157           216,150
        Depreciation and amortization                                 180,101           64,810           11,341           256,252
        Income taxes (Note 6)                                         189,546           43,260            6,128           238,934
        Other taxes                                                   166,463           43,505            1,503           211,471
                                                                    ---------        ---------        ---------         ---------
            Total operating expenses                                1,405,305          567,316          114,122          2,086,743

OPERATING INCOME                                                      379,374          101,616           16,883           497,873

OTHER INCOME AND DEDUCTIONS:
        Allowance for equity funds used during
          construction                                                  4,960              196            -                 5,156
        Minority interest in consolidated subsidiary                    -                -               (3,760)           (3,760)
        Miscellaneous, net                                               (361)          (2,874)          (5,528)           (8,763)
                                                                    ---------         --------         --------          --------
            Total other income and deductions, net                      4,599           (2,678)          (9,288)           (7,367)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               383,973           98,938            7,595           490,506

INTEREST CHARGES AND PREFERRED DIVIDENDS:
        Interest                                                      100,589           27,876            7,595           136,060
        Allowance for borrowed funds used during
          construction                                                 (5,669)            (250)           -                (5,919)
        Preferred dividends of subsidiaries (Note 7)                    9,936            2,794            -                12,730
                                                                     --------         --------         --------          --------
            Net interest charges and preferred dividends              104,856           30,420            7,595           142,871

NET INCOME                                                         $  279,117       $   68,518       $     -           $  347,635
                                                                   ==========       ==========       ==========        ==========

EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.73            $2.01                              $2.53
                                                                   ==========       ==========                         ==========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834       34,069,542         1,022,086      137,215,462
                                                                  ===========       ==========       ===========      ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                                                       Page 18

                            AMEREN CORPORATION
                 UNAUDITED PRO FORMA COMBINED CONDENSED
                          STATEMENTS OF INCOME
                 TWELVE MONTHS ENDED SEPTEMBER 30, 1997
       (Thousands of Dollars Except Shares and Per Share Amounts)

                                                                      UE             CIPSCO            Pro Forma
                                                                 (As Reported)    (As Reported)      Adjustments        Pro Forma
                                                                 (Notes 1,3,9)      (Notes 1,3)      (Notes 2,8)        Combined
                                                                 -------------    -------------      -----------       ----------
OPERATING REVENUES:
        Electric                                                 $  2,189,241       $  710,040      $   183,193      $  3,082,474
        Gas                                                            97,512          155,242            -               252,754
        Other                                                             498           11,935              707            13,140
                                                                  -----------       ----------       ----------       -----------
            Total operating revenues                                2,287,251          877,217          183,900         3,348,368


OPERATING EXPENSES:
        Operations
            Fuel and purchased power                                  508,066          247,829          101,876           857,771
            Gas costs                                                  66,061           98,942            -               165,003
            Other                                                     398,670          160,314           18,557           577,541
                                                                    ----------      ----------        ---------         ---------
                                                                      972,797          507,085          120,433         1,600,315
        Maintenance                                                   222,521           66,514           16,813           305,848
        Depreciation and amortization                                 246,348           89,928           15,440           351,716
        Income taxes (Note 6)                                         194,846           41,195            7,919           243,960
        Other taxes                                                   213,483           58,145            1,668           273,296
                                                                    ---------        ---------        ---------         ---------
            Total operating expenses                                1,849,995          762,867          162,273         2,775,135

OPERATING INCOME                                                      437,256          114,350           21,627           573,233

OTHER INCOME AND DEDUCTIONS:
        Allowance for equity funds used during
          construction                                                  4,546              563            -                 5,109
        Minority interest in consolidated subsidiary                    -                -               (4,887)           (4,887)
        Miscellaneous, net                                             (9,882)            (399)          (6,815)          (17,096)
                                                                     --------         --------         --------          --------
            Total other income and deductions, net                     (5,336)             164          (11,702)          (16,874)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                               431,920          114,514            9,925           556,359

INTEREST CHARGES AND PREFERRED DIVIDENDS:
        Interest                                                      137,345           38,336            9,925           185,606
        Allowance for borrowed funds used during
          construction                                                 (6,298)            (717)           -                (7,015)
        Preferred dividends of subsidiaries (Note 7)                    9,925            3,708            -                13,633
                                                                     --------         --------         --------          --------
            Net interest charges and preferred dividends              140,972           41,327            9,925           192,224

NET INCOME                                                        $   290,948       $   73,187      $     -           $   364,135
                                                                  ===========       ==========      ===========       ===========
EARNINGS PER SHARE OF COMMON STOCK
  (BASED ON AVERAGE SHARES OUTSTANDING)                                 $2.85            $2.15                              $2.65
                                                                  ===========       ==========                        ===========
AVERAGE COMMON SHARES OUTSTANDING (Note 2)                        102,123,834       34,069,542        1,022,086       137,215,462
                                                                  ===========       ==========      ===========       ============

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.
                                                                       Page 19


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

3. The allocation between the registrant and CIPSCO and their customers of the estimated cost savings resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Merger-related costs (which include transaction costs and costs to achieve such savings) are currently estimated to be approximately $73 million (including costs for financial advisors, attorneys, accountants, consultants, filings, printing, system integration, relocation, etc.). None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the nine months and twelve months ended
      September 30, 1997, included merger-related costs of $9 million and $12 million, net of income taxes, for the registrant, and $1 million, net of income taxes, for each of the periods for CIPSCO, respectively. Net income for the nine months ended September 30, 1996, included merger-related costs of $5 million, net of income taxes, each, for the registrant and CIPSCO.

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

                                                                       Page 20

7. Currently, the registrant's Preferred Stock is not issued by a subsidiary; subsequent to the merger, the registrant's Preferred Stock will be issued by a subsidiary of Ameren. As a result, the registrant's preferred dividend requirements were reclassified to conform to this reporting presentation.

8. Pro forma adjustments were made to consolidate the financial results of Electric Energy, Inc. ("EEI"), which will, in substance, be a 60 percent owned subsidiary of Ameren subsequent to the merger. The registrant and CIPSCO hold 40 percent and 20 percent ownership interests, respectively, in EEI and account for these investments under the equity method of accounting. All intercompany transactions between the registrant, CIPSCO and EEI were eliminated.

9. Net income for the nine and twelve months ended September 30, 1997, included credits for Missouri electric customers which reduced revenues and pretax income of the registrant by $20 million and $21 million, respectively. Net income for the nine months ended September 30, 1996, included a credit to Missouri electric customers which reduced revenues and pretax income of the registrant by $46 million.

                                                                       Page 21





ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                Exhibit 12(a)            -   Computation of Ratio of Earnings to
                                             Fixed Charges, 12 Months Ended
                                             September 30, 1997.

                Exhibit 12(b)            -   Computation of Ratio of Earnings to
                                             Fixed Charges and Preferred Stock
                                             Dividend Requirements, 12 Months
                                             Ended September 30, 1997.

                Exhibit 27               -   Financial Data Schedule.

         (b)    Reports on Form 8-K.  None




                               SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              UNION ELECTRIC COMPANY
                                                    (Registrant)



November 14, 1997                           By        /s/ Donald E. Brandt
                                            ----------------------------------
                                                       Donald E. Brandt
                                                     Senior Vice President
                                                Finance and Corporate Services