Form 10-K
period 1997-12-31
UNION ELECTRIC CO
filed 1998-03-27
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
          ( ) Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (No Fee Required)
                       For the transition period from to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of voting stock held by non-affiliates as of March 6, 1998, based on closing prices most recently available as reported in The Wall Street Journal (excluding Preferred Stock for which quotes are not publicly available): $48,703,840.

     Shares of Common  Stock,  $5 par  value,  outstanding  as of March 6, 1998:
102,123,834 shares.

                      Documents incorporated by references.

     Portions of the registrant's definitive proxy statement for the 1998 annual meeting are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1-Business
                    General ................................................   1
                    Construction Program and Financing .....................   1
                    Rates ..................................................   2
                    Fuel Supply ............................................   3
                    Regulation .............................................   3
                    Industry Issues ........................................   5
Item 2-Properties ..........................................................   5
Item 3-Legal Proceedings ...................................................   7
Item 4-Submission of Matters to a Vote of Security Holders1



PART II

Item 5-Market for Registrant's Common Equity and Related
              Stockholder Matters .........................................    7
Item 6-Selected Financial Data ............................................    7
Item 7-Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................    8
Item 8-Financial Statements and Supplementary Data ........................   15
Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure1

PART III

Item 10-Directors and Executive Officers of the Registrant ................   34
Item 11-Executive Compensation2 ...........................................   35
Item 12-Security Ownership of Certain Beneficial Owners
           and Management2 ................................................   35
Item 13-Certain Relationships and Related Transactions2 ...................   35

PART IV

Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K ...   36

SIGNATURES ................................................................   38
EXHIBITS ..................................................................   39
--------
1 Not applicable and not included herein.
2 Incorporated herein by reference.

                                     PART I

ITEM  1. BUSINESS.
                                     GENERAL

               On December 31, 1997, following the receipt of all required approvals, the registrant, Union Electric Company (the "Company" - or "AmerenUE", as noted), and CIPSCO Incorporated ("CIPSCO"), parent company of Central Illinois Public Service Company ("CIPS"), combined to form Ameren Corporation ("Ameren") with the result that the common shareholders of the Company and CIPSCO became the common shareholders of Ameren and Ameren became the owner of 100% of the common stock of CIPS and the Company. Pursuant to an Agreement and Plan of Merger dated as of August 11, 1995 between (among others) the Company, CIPSCO and Ameren, each outstanding share of the Company's common stock was exchanged for one share of Ameren common stock and each outstanding share of CIPSCO common stock was exchanged for 1.03 shares of Ameren common stock. For additional information on the Merger, see Notes 1 and 2 to the "Notes to Financial Statements" under Item 8 herein.

               The Company, incorporated in Missouri in 1922, is successor to a number of companies, the oldest of which was organized in 1881. The Company is the largest electric utility in the State of Missouri and supplies electric service in territories in Missouri and Illinois having an estimated population of 2,600,000 within an area of approximately 24,500 square miles, including the greater St. Louis area. Retail gas service is supplied in 90 Missouri communities and in the City of Alton, Illinois and vicinity.

               The Company recorded an extraordinary charge to earnings in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities of the Company's Illinois retail electric business as a result of electricity industry restructuring legislation enacted in Illinois in December 1997. The write-off reduced earnings $27 million, net of income taxes. (See Note 2 to the "Notes to Financial Statements" under Item 8 herein.)

               For each of the last five years, 96% of total operating revenues was derived from the sale of electric energy and 4% from the sale of natural gas.

               The Company employed 5,903 persons at December 31, 1997. Approximately 68% of such employees are represented by local unions affiliated with the AFL-CIO. Labor agreements covering 4,034 employees will expire in 1999 and labor agreements covering 111 employees expire in 2000. Effective with the merger, approximately 1,230 employees transferred to Ameren's subsidiary, Ameren Services Company.

                       CONSTRUCTION PROGRAM AND FINANCING

               The Company is engaged in a construction program under which expenditures averaging approximately $243 million are anticipated during each of the next five years. Capital expenditures for compliance with the Clean Air Act Amendments of 1990 are included in the construction program, but the estimate does not include expenditures which may be incurred to meet new air quality standards -- also see "Regulation", below. The Company does not anticipate a need for additional base load electric generating capacity until after the year 2013.

               During the five-year period ended 1997, gross additions to the property of the Company, including allowance for funds used during construction and excluding nuclear fuel, were approximately $1.5 billion (including $259 million in 1997) and property retirements were $311 million.

               In addition to the funds required for construction during the 1998-2002 period, $239 million will be required to repay long-term debt as follows: $29 million in 1998, $135 million in 1999, and $75 million in 2002. Amounts for years subsequent to 1998 do not include nuclear fuel lease payments since the amounts of such payments are not currently determinable.

               For information on the Company's external cash sources, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein.

               Financing Restrictions. Under the most restrictive earnings test contained in the Company's Indenture of Mortgage and Deed of Trust ("Mortgage") relating to its First Mortgage Bonds ("Bonds"), no Bonds may be issued (except in certain refunding operations) unless the Company's net earnings available for interest after depreciation for 12 consecutive months within the 15 months preceding such issuance are at least two times annual interest charges on all Bonds and prior lien bonds then outstanding and to be issued (all calculated as provided in the Mortgage). Such ratio for the 12 months ended December 31, 1997 was 6.7, which would permit the Company to issue an additional $2.8 billion of Bonds (8% annual interest rate assumed). Additionally, the Mortgage permits issuance of new bonds up to (a) 60% of defined property additions, or (b) the amount of previous bonds retired or to be retired, or (c) the amount of cash put up for such purpose. At December 31, 1997, the aggregate amount of Bonds issuable under (a) and (b) above was approximately $2.1 billion.

               The Company's Restated Articles of Incorporation restrict the Company from selling Preferred Stock unless its net earnings for a period of 12 consecutive months within 15 months preceding such sale are at least two and one-half times the annual dividend requirements on its Preferred Stock then outstanding and to be issued. Such ratio for the 12 months ended December 31, 1997 was 33.9, which would permit the Company to issue an additional $1.3 billion stated value of Preferred Stock (8% annual dividend rate assumed).
Certain other financing arrangements require the Company to obtain prior consents to various actions by the Company, including any future borrowings, except for permitted financings such as borrowings under revolving credit agreements, the nuclear fuel lease, unsecured short-term borrowings (subject to certain conditions), and the issuance of additional Bonds.

                                      RATES

               For the year 1997, approximately 83%, 7%, and 10% of the Company's electric operating revenues were based on rates regulated by the Missouri Public Service Commission ("MoPSC"), the Illinois Commerce Commission ("ICC"), and the Federal Energy Regulatory Commission ("FERC") of the U. S. Department of Energy, respectively.

               As permitted by electric utility restructuring legislation in Illinois, the Company has filed to eliminate the fuel adjustment clause on sales of electricity in Illinois, thereby including a historical level of fuel costs in base rates. The request is pending with the ICC, and a decision is expected in early May, 1998.

               For additional information on "Rates", see Note 2 to the "Notes to Financial Statements" under Item 8 herein.

                                                    FUEL SUPPLY
Cost of Fuels                                          Year
-------------                             -------------------------------------------------------------------
                                          1997            1996            1995            1994           1993
                                          ----            ----            ----            ----           ----
Per Million BTU  - Coal               105.600(cent)   112.250(cent)   117.645(cent)   123.950(cent)  153.284(cent)
                 - Nuclear             47.472(cent)    47.499(cent)    48.592(cent)    49.932(cent)   56.848(cent)
                 - System              92.816(cent)    96.596(cent)   101.590(cent)   101.867(cent)  126.362(cent)

Per kWh of Steam Generation              .979(cent)     1.024(cent)     1.068(cent)     1.064(cent)    1.331(cent)

            Oil and Gas. The actual and prospective use of such fuels is minimal, and the Company has not experienced and does not expect to experience difficulty in obtaining adequate supplies.

            Coal. Because of uncertainties of supply due to potential work stoppages, equipment breakdowns and other factors, the Company has a policy of maintaining a coal inventory consistent with its expected burn practices. See "Regulation" for additional reference to the Company's coal requirements.
            Nuclear. The components of the nuclear fuel cycle required for nuclear generating units are as follows: (1) uranium; (2) conversion of uranium into uranium hexafluoride; (3) enrichment of uranium hexafluoride; (4) conversion of enriched uranium hexafluoride into uranium dioxide and the fabrication into nuclear fuel assemblies; and (5) disposal and/or reprocessing of spent nuclear fuel.
            The Company has agreements to fulfill its needs for uranium, enrichment, and fabrication services through 2002. The Company's agreements for conversion services are sufficient to supply the Callaway Plant through 1999. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires re-fueling at 18-month intervals and refuelings are presently scheduled for the spring of 1998 and the fall of 1999.

            Under the Nuclear Waste Policy Act of 1982, the U. S. Department of Energy ("DOE") is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per nuclear generated kilowatt-hour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Company has sufficient storage capacity at the Callaway Plant site until 2004 and is pursuing a viable storage alternative. This alternative will require Nuclear Regulatory Commission approval. The delayed availability of DOE's disposal facility is not expected to adversely affect the continued operation of the Callaway Plant.
            For additional information on the Company's "Fuel Supply", see Note 10 to the "Notes to Financial Statements" under Item 8 herein.

                                   REGULATION

            The Company is subject to regulation by the Securities and Exchange Commission and, as a subsidiary of Ameren, is subject to the provisions of the Public Utility Holding Company Act. The Company is subject to regulation by the MoPSC and the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. The Company is also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, mergers, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the Securities and Exchange Commission.

            See Note 2 to the "Notes to Financial Statements" under Item 8 herein for a discussion of legislation which introduces competition into the supply of electric energy in Illinois.

            Operation of the Company's Callaway Plant is subject to regulation by the Nuclear Regulatory Commission. The Company's Facility Operating License for the Callaway Plant expires on October 18, 2024. The Company's Osage hydroelectric plant and its Taum Sauk pumpedstorage hydro plant, as licensed projects under the Federal Power Act, are subject to certain federal regulations affecting, among other things, the general operation and maintenance of the projects. The Company's license for the Osage Plant expires on February 28, 2006, and its license for the Taum Sauk Plant expires on June 30, 2010. The Company's Keokuk Plant and dam located in the Mississippi River between Hamilton, Illinois and Keokuk, Iowa, are operated under authority, unlimited in time, granted by an Act of Congress in 1905.

            The Company is regulated, in certain of its operations, by air and water pollution and hazardous waste regulations at the city, county, state and federal levels. The Company is in substantial compliance with such existing regulations.

            In July 1997, the United States Environmental Protection Agency ("EPA") issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are still being developed, it is believed that the revised standards will require significant additional reductions in nitrogen oxide and sulfur dioxide emissions from coal-fired boilers. In October 1997, the EPA announced that Missouri and Illinois are included in the area targeted for nitrogen oxide emissions reductions as part of the EPA's regional control program. Reduction requirements in nitrogen oxide emissions from the Company's coal-fired boilers could exceed 80% from 1990 levels by the year 2002. Reduction requirements in sulfur dioxide emissions may be up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and could be required by 2007. Because of the magnitude of these additional reductions, the Company could be required to incur significantly higher capital costs to meet future compliance obligations for its coal-fired boilers or purchase power from other sources, either of which could have significantly higher operations and maintenance expenditures associated with compliance. At this time, the Company is unable to determine the impact of the revised air quality standards on its future financial condition, results of operations or liquidity.

            In December 1997, the United States and numerous other countries agreed to certain environmental provisions (the Kyoto Protocol), which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Company is unable to predict what requirements, if any, will be adopted in this country. However, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenditures by the Company. At this time, the Company is unable to determine the impact of these proposals on its future financial condition, results of operations or liquidity.

            Under Title IV of the Clean Air Act Amendments of 1990, the Company is required to significantly reduce total sulfur dioxide emissions by the year 2000. Significant reductions in nitrogen oxide are also required. By switching to low-sulfur coal and early banking of emission credits, the Company anticipates that it can comply with the requirements of the law without significant revenue increases because the related capital costs, are largely offset by lower fuel costs. As of the end of 1997, the estimated remaining capital costs expected to be incurred for Clean Air Act - related projects was $35 million.

            As of December 31, 1997, the Company was designated a potentially responsible party ("PRP") by federal and state environmental protection agencies at four hazardous waste sites. Other hazardous waste sites have been identified for which the Company may be responsible but has not been designated a PRP. The Company continually reviews the remediation costs that may be required for all of these sites. However, any unrecovered environmental costs are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

            Other aspects of the Company's business are subject to the jurisdiction of various regulatory authorities and, for additional information on regulations see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 10 to the "Notes to Financial Statements" under Item 8 herein.
                                 INDUSTRY ISSUES

            The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: the potential for more intense competition and for changing the structure of regulation; changes in the structure of the industry as a result of changes in federal and state laws; on-going consideration of additional changes of the industry by federal and state authorities; continually developing environmental laws, regulations and issues including proposed new air quality standards; public concern about the siting of new facilities; proposals for demand side management programs; public concerns about nuclear decommissioning and the disposal of nuclear wastes; and global climate issues. The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition, or liquidity.

            For additional information on certain of these issues, see "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 10 to the "Notes to Financial Statements" under Item 8 herein.

ITEM  2. PROPERTIES.

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

            The Company owns 40% of the capital stock of Electric Energy, Inc. ("EEI"), and its affiliate, CIPS, owns 20% of such stock. The balance is held by two other sponsoring companies -Kentucky Utilities Company ("KU"), and Illinova Generating ("IG"). EEI owns and operates a generating plant with a nominal capacity of 1,000 mW. 60% of the plant's output is committed to the Paducah Project of the DOE, 10% to the Company, 20% to KU, and 5% each to IG and CIPS.

            As of December 31, 1997 the Company owned approximately 3,304 circuit miles of electric transmission lines and substations with a transformer capacity of approximately 45,754,000 kVA. The Company operates three propane-air plants with an aggregate daily natural gas equivalent deliverability of 29 million Btu and 2,737 miles of gas mains. Other properties of the Company include distribution lines, underground cable, steam distribution facilities in Jefferson City, Missouri and office buildings, warehouses, garages and repair shops.

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

            The following table sets forth information with respect to the Company's generating facilities and capability at the time of the expected 1998 peak.

                                                                 Gross Kilowatt
 Energy                                                             Installed
 Source        Plant                  Location                     Capability
 ------      ---------              ------------                 ---------------

 Coal        Labadie            Franklin County, Mo.                 2,404,000
             Rush Island        Jefferson County, Mo.                1,214,000
             Sioux              St. Charles County, Mo.              1,008,000
             Meramec            St. Louis County, Mo.                  927,000
                                                                    ----------

                                           Total Coal                5,553,000

 Nuclear     Callaway           Callaway County, Mo.                 1,199,000

 Hydro       Osage              Lakeside, Mo.                          212,000
             Keokuk             Keokuk, Ia.                            126,000
                                                                     ---------

                                           Total Hydro                 338,000

 Oil and     Venice             Venice, Ill.                           459,000
 Natural     Other              Various                                383,000
                                                                     ---------
 Gas                                       Total Oil and
                                             Natural Gas               842,000
 Pumped-
 storage     Taum Sauk          Reynolds County, Mo.                   350,000
                                                                     ---------

                                           TOTAL                     8,282,000
                                                                     =========

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



         Statements made in this report which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of: regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.



                                     PART II

ITEM     5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

         There is no market for the Company's Common Stock since all shares are owned by its parent, Ameren.


ITEM     6.   SELECTED FINANCIAL DATA.

For the Years Ended
December 31 (In Thousands)                  1997           1996           1995          1994           1993
-------------------------                   ----           ----           ----          ----           ----

Operating revenues                       $2,287,333     $2,260,364     $2,242,364    $2,223,938     $2,220,037
Operating income                            448,827        428,314        441,896       450,186        411,297
Net income                                  301,655        304,876        314,107       320,757        297,160
Preferred stock dividends                     8,817         13,249         13,250        13,252         14,087
Net income after preferred
  stock dividends                           292,838        291,627        300,857       307,505        283,073
Common stock dividends                      259,395        256,331        250,714       244,586        238,459

As of December 31,

Total assets                             $6,802,285     $6,870,809     $6,754,469    $6,624,701     $6,595,570
Long-term debt                            1,846,482      1,798,671      1,763,613     1,823,489      1,766,655

ITEM     7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.



OVERVIEW

     Union Electric Company (AmerenUE or the Company) is a subsidiary of Ameren Corporation (Ameren), a newly created holding company which is registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, AmerenUE and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC), becoming wholly-owned subsidiaries of Ameren.

RESULTS OF OPERATIONS

Earnings

     Earnings for 1997, 1996, and 1995 were $293 million, $292 million, and $301 million, respectively. Earnings fluctuated due to many conditions, primarily: weather variations, electric rate reductions, competitive market forces, credits to electric customers, sales growth, fluctuating operating costs, including Callaway Plant nuclear refueling outages, merger-related expenses, changes in interest expense, changes in income and property taxes and an extraordinary charge.

     The Company recorded an extraordinary charge to earnings in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities of the Company's Illinois retail electric business as a result of electric industry restructuring legislation enacted in Illinois in December 1997. The write-off reduced earnings $27 million, net of income taxes. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

Electric Operations

     The impacts of the more significant items affecting electric revenues and operating expenses during the past three years are analyzed and discussed below:

Electric Revenues                                  Variations from Prior Year
-------------------------------------        ------------ ------------ ---------
(Millions of Dollars)                            1997         1996         1995
-------------------------------------        ------------ ------------ ---------
Rate variations                                  $  -         $(20)        $(14)
Credit to customers                                28          (15)         (33)
Effect of abnormal weather                          4          (63)          53
Growth and other                                    1           96           39
Interchange sales                                  (5)           9          (28)
-------------------------------------        ------------ ------------ ---------
                                                 $ 28         $   7        $ 17
-------------------------------------        ------------ ------------ ---------

     Electric revenues in 1997 were $28 million higher compared to 1996 primarily due to a lower estimated Missouri customer credit recorded in 1997. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.) Kilowatthour sales in 1997 remained unchanged compared to the same period in 1996. Residential sales remained flat while interchange sales decreased 5%. Commercial and industrial sales were 1% and 3% higher, respectively.

     The increase in 1996 electric revenues was due to a 4% increase in kilowatthour sales over the year-ago period, partly offset by the 1.8% rate decrease for Missouri electric customers and the net increase in customer credits recorded during 1996 versus 1995. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.) The kilowatthour sales increase reflected strong economic growth in AmerenUE's service area and increased interchange sales opportunities, partially offset by milder weather during the period. Residential and commercial sales each rose 3% over 1995, while industrial sales grew 2% and interchange sales increased 7%.

     The increase in 1995 electric revenues was due to increased retail kilowatthour sales compared to 1994, mainly due to unusually hot weather in the third quarter and sales growth reflecting our healthy service area economy.
Weather-sensitive residential and commercial sales increased 6% and 3%, respectively, over 1994, and industrial sales grew 3%. This increase was partially offset by a one-time $30 million credit, the rate decrease and a 17% decline in interchange sales due to decreased interchange sales opportunities. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

Fuel and Purchased Power                             Variations from Prior Year
--------------------------------------              ------     -----      ------
(Millions of Dollars)                                1997       1996       1995
--------------------------------------              ------     ------     ------
Fuel:
    Variation in generation                          $ 17       $ 15       $  1
    Price                                             (15)       (18)        (1)
    Generation efficiencies and other                  (1)         3          2
Purchased power variation                             (14)         8          5
--------------------------------------               ------     -----     ------
                                                     $(13)      $  8       $  7
--------------------------------------               ------     -----     ------

     Fuel and purchased power costs decreased in 1997 primarily due to reduced purchased power costs, resulting from relatively flat native load sales coupled with greater generation, as well as lower fuel prices. The increase in 1996 fuel and purchased power costs was driven mainly by higher kilowatthour sales, partially offset by lower fuel prices due to the use of lower-cost coal. The increase in 1995 fuel and purchased power costs reflected increased purchased power costs due to greater kilowatthour sales during the hot 1995 summer and the need for replacement power during Callaway Plant's spring nuclear refueling outage.

Operating Expenses, Other than Fuel and Purchased Power

     Other operations expense variations in 1995 through 1997 reflected recurring factors such as growth, inflation, labor and benefit increases. In 1997, other operations expense increased $26 million primarily due to increased consultant expenses and information system-related expenses. In 1996, gas costs increased $13 million primarily due to a 26% rise in natural gas purchased for resale (due to higher sales and gas prices). In 1996, other operations expense increased $11 million primarily due to increased employee benefits, injuries and damages and consulting expenses. In 1995, gas costs decreased $9 million, mainly due to a 15% reduction in natural gas purchased for resale (due primarily to lower gas prices). In 1995, other operations expense decreased $8 million, primarily due to decreases in employee benefits, injuries and damages, and insurance expenses. These decreases were partially offset by increased labor and material and supplies expenses.

     In 1997, maintenance expenses decreased $6 million, primarily a result of reduced Callaway Plant expenses due to the absence of a refueling outage in 1997, offset in part by increased scheduled fossil plant maintenance. In 1996, maintenance expenses increased $2 million primarily due to increased labor expenses at Callaway Plant and fossil plants. In 1995, maintenance expenses increased $24 million, mainly due to scheduled power plant maintenance expenses partially offset by reduced distribution system maintenance expenses. Callaway Plant's maintenance expenses increased $17 million primarily due to the spring 1995 refueling outage. Maintenance expenses at other power plants increased $11 million primarily due to scheduled maintenance outages.

     Depreciation and amortization expense increased $7 million in 1997, $8 million in 1996 and $7 million in 1995, due to increased depreciable property.

Taxes

     Income tax expense from operations decreased $5 million in 1997 primarily due to a lower effective tax rate. Income tax expense from operations decreased $12 million in 1996 principally due to lower pretax income. Income tax expense from operations increased $3 million in 1995 primarily due to a higher effective income tax rate partially offset by lower pretax income.

Other Income and Deductions

     Miscellaneous, net increased $12 million for 1997, primarily due to the capitalization of merger-related expenses. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.) Miscellaneous, net increased $2 million for 1996, primarily due to reduced merger-related expenses. Miscellaneous, net decreased $6 million for 1995, primarily due to increased merger-related expenses.

Interest

     Interest expense increased $6 million for 1997 primarily due to higher debt outstanding during the year at higher interest rates. In 1996, interest expense declined $2 million primarily due to lower debt outstanding during the year and lower rates on variable-rate long-term debt. In 1995, interest expense decreased $6 million as declines in other interest expense were partly offset by higher interest rates on variable-rate long-term debt.

Balance Sheet

     The $27 million decrease in other current liabilities at December 31, 1997, compared to December 31, 1996, was primarily due to a lower accrued customer credit. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.) The $57 million increase in other deferred credits and liabilities was attributable to increases in the accrued pension liability and the nuclear decommissioning trust fund.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $602 million for 1997, compared to $605 million and $640 million in 1996 and 1995, respectively.

     Cash flows used in investing activities totaled $284 million, $363 million, and $341 million for the years ended December 31, 1997, 1996 and 1995, respectively. Expenditures in 1997 for constructing new or to improve existing facilities, purchasing rail cars and complying with the Clean Air Act were $259 million. In addition, the Company spent $35 million to acquire nuclear fuel.

     Construction expenditures are expected to be about $230 million in 1998. For the five-year period 1998-2002, construction expenditures are estimated at $1.2 billion. This estimate does not include any construction expenditures which may be incurred by the Company to meet new air quality standards for ozone and particulate matter, as discussed below.

     The Company's need for additional base load electric generating capacity is not anticipated until after the year 2013. Under Title IV of the Clean Air Act Amendments of 1990, the Company is required to significantly reduce total sulfur dioxide emissions by the year 2000. Significant reductions in nitrogen oxide are also required. By switching to low-sulfur coal and early banking of emissions credits, the Company anticipates that it can comply with the requirements of the law without significant revenue increases because the related capital costs are largely offset by lower fuel costs. As of year-end 1997, estimated remaining capital costs expected to be incurred pertaining to Clean Air Act-related projects totaled $35 million.

     In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are still being developed, it is believed that the revised standards will require significant additional reductions in nitrogen oxide and sulfur dioxide emissions from coal-fired boilers. In October 1997, the EPA announced that Missouri and Illinois are included in the area targeted for nitrogen oxide emissions reductions as part of the EPA's regional control program. Reduction requirements in nitrogen oxide emissions from the Company's coal-fired boilers could exceed 80% from 1990 levels by the year 2002. Reduction requirements in sulfur dioxide emissions may be up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and could be required by 2007. Because of the magnitude of these additional reductions, the Company could be required to incur significantly higher capital costs to meet future compliance obligations for its coal-fired boilers or purchase power from other sources, either of which could have significantly higher operations and maintenance expenditures associated with compliance. At this time, the Company is unable to determine the impact of the revised air quality standards on its future financial condition, results of operations or liquidity.

     In December 1997, the United States and numerous other countries agreed to certain environmental provisions (the Kyoto Protocol), which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Company is unable to predict what requirements, if any, will be adopted in this country. However, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenditures by the Company. At this time, the Company is unable to determine the impact of these proposals on its future financial condition, results of operations or liquidity.

     See Note 11 - Callaway Nuclear Plant under Notes to Financial Statements for a discussion of Callaway Plant decommissioning costs.

     Cash flows used in financing activities were $320 million for 1997, compared to $238 million and $299 million for 1996 and 1995, respectively. The Company's principal financing activities during 1997 included the redemption of $64 million of preferred stock and the payment of dividends.

     The Company plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Company is authorized by the Federal Energy Regulatory Commission (FERC) to have up to $600 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At December 31, 1997, the Company had committed bank lines of credit aggregating $179 million (of which $164 million were unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At year-end, the Company had $21 million of short-term borrowings.

     The Company also has bank credit agreements due 1999 which permit the borrowing of up to $300 million and $200 million on a long-term basis. At December 31, 1997, $35 million of such borrowings were outstanding.

     Additionally, the Company has a lease agreement which provides for the financing of nuclear fuel. At December 31, 1997, the maximum amount which could be financed under the agreement was $120 million. Cash provided from financing for 1997 included issuances under the lease for nuclear fuel of $40 million, offset in part by $28 million of redemptions. At December 31, 1997, $117 million was financed under the lease. (See Note 3 - Nuclear Fuel Lease under Notes to Financial Statements for further information.)

RATE MATTERS

     See Note 2 - Regulatory Matters under Notes to Financial Statements for a discussion of rate matters.

CONTINGENCIES

     See Note 10 - Commitments and Contingencies under Notes to Financial Statements for material issues existing at December 31, 1997.

ELECTRIC INDUSTRY RESTRUCTURING

     Changes enacted and being considered at the federal and state levels continue to change the structure of the electric industry and utility regulation, as well as encourage increased competition. At the federal level, the Energy Policy Act of 1992 reduced various restrictions on the operation and ownership of independent power producers and gave the FERC the authority to order electric utilities to provide transmission access to third parties.

     In April 1996, the FERC issued Order 888 and Order 889 which are intended to promote competition in the wholesale electric market. The FERC requires transmission-owning public utilities, such as the Company, to provide transmission access and service to others in a manner similar and comparable to that which the utilities have by virtue of ownership. Order 888 requires that a single tariff be used by the utility in providing transmission service. Order 888 also provides for the recovery of stranded costs, under certain conditions, related to the wholesale business.

     Order 889 established the standards of conduct and information requirements that transmission owners must adhere to in doing business under the open access rule. Under Order 889, utilities must obtain transmission service for their own use in the same manner their customers will obtain service, thus mitigating market power through control of transmission facilities. In addition, under Order 889, utilities must separate their merchant function (buying and selling wholesale power) from their transmission and reliability functions.

     The Company believes that Order 888 and Order 889, which relate to its wholesale business, will not have a material adverse effect on its financial condition, results of operations or liquidity.

     In addition, certain states are considering proposals or have adopted legislation that will promote competition at the retail level. In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Act) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

     After evaluating the impact of this legislation, the Company determined that it was necessary to write-off the generation-related regulatory assets and liabilities of its Illinois retail electric business. This extraordinary charge reduced 1997 earnings $27 million, net of income taxes. The Company has also concluded that its remaining net generation-related assets are not impaired and that no plant write-downs are necessary at this time. The provisions of the Act could also result in lower revenues, reduced profit margins and increased costs of capital. At this time, the Company is unable to determine any further impact of the Act on its future financial condition, results of operations or liquidity. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

     In Missouri, where approximately 92% of the Company's retail electric revenues are derived, a task force appointed by the Missouri Public Service Commission (MoPSC) is investigating electric industry restructuring and competition and is expected to issue a report to the MoPSC in 1998. A joint legislative committee is also conducting studies on these issues. Up to this point, retail wheeling has not been allowed in Missouri; however, the joint agreement approved by the MoPSC in February 1997 as part of its merger authorization includes a provision that required the Company to file a proposal for a 100-megawatt experimental retail wheeling pilot program in Missouri. The Company filed its proposal with the MoPSC in September 1997. This proposal is subject to review and approval by the MoPSC.

     The Company is unable to predict the timing or ultimate outcome of electric industry restructuring in the state of Missouri, as well as its impact on the Company's future financial condition, results of operations or liquidity. The potential negative consequences of electric industry restructuring could be significant and include the impairment and write-down of certain assets, including generation-related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

INFORMATION SYSTEMS

     The Year 2000 issue relates to computer systems and applications that currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly.

     The Company is utilizing both internal and external resources to identify, correct or reprogram and test information systems for Year 2000 compliance. The Company estimates that its costs for addressing the Year 2000 issue will range from $7 to $11 million. These costs will be expensed as incurred.

OUTLOOK

     Significant changes are taking place in the electric utility industry. The Company's management and Board of Directors recognize that competition likely will continue to increase in the future, especially in the energy supply portion of the business. New air quality standards are being considered which could significantly increase capital costs, purchased power expenses and other operations and maintenance expenditures. In addition, expenditures for information systems are increasing (including those costs associated with the Year 2000 issue). These issues will result in numerous challenges and uncertainties for the Company and the utility industry, including the potential for increased earnings pressure on the Company and other electric utilities. At this time, management cannot predict the ultimate timing or impact of these matters on its future financial condition, results of operations or liquidity. The Company's management and its Board of Directors are taking actions to address these challenges. Efforts are underway to accelerate merger cost savings and other expense reductions. The Company is also analyzing the potential benefits associated with the Illinois electric industry restructuring legislation, including the elimination of the fuel adjustment clause and the securitization of certain future revenues. Through these initiatives and other strategies, the Company intends to address these challenges, maximize the value of its strategic generating assets and enhance shareholder value.

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and displaying comprehensive income. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and interim reports to shareholders. SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. SFAS 130 and SFAS 131 are not expected to have a material effect on the Company's financial position or results of operations upon adoption.

EFFECTS OF INFLATION AND CHANGING PRICES

     The Company's rates for retail electric and gas service are regulated by the MoPSC and the Illinois Commerce Commission. Non-retail electric rates are regulated by the FERC.

     The current replacement cost of the Company's utility plants substantially exceeds their recorded historical cost. Under existing regulatory practice, only the historical cost of plants is recoverable from customers. As a result, cash flows designed to provide recovery of historical costs through depreciation may not be adequate to replace plant in future years. However, existing regulatory practice may be modified for the Company's generation portion of its business (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information).

     In Illinois, changes in the cost of fuel for electric generation and gas costs are generally reflected in billings to customers through fuel and purchased gas adjustment clauses. However, existing regulatory practice may be modified in the Illinois retail jurisdiction for changes in the cost of fuel for electric generation (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information). In the Missouri retail jurisdiction, the cost of fuel for electric generation is reflected in base rates with no provision for changes to be made through a fuel adjustment clause. Changes in gas costs in the Missouri retail jurisdiction are generally reflected in billings to customers through a purchased gas adjustment clause.

     Inflation  continues  to  be  a  factor  affecting  operations,   earnings,
stockholders' equity and financial performance.

SAFE HARBOR STATEMENT

     Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------





To the Board of Directors
of Union Electric Company


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)1 on page 36 present fairly, in all material respects, the financial position of Union Electric Company at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICE WATERHOUSE LLP


PRICE WATERHOUSE LLP
St. Louis, Missouri
February 5, 1998

ITEM     8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                          UNION ELECTRIC COMPANY
                                              BALANCE SHEET
                                  (Thousands of Dollars, Except Shares)

                                                                    December 31,            December 31,
ASSETS                                                                  1997                    1996
Property and plant, at original cost:
   Electric                                                              $8,832,039             $8,630,628
   Gas                                                                      197,959                185,867
   Other                                                                     36,023                 35,965
                                                                  ------------------      -----------------
                                                                          9,066,021              8,852,460
   Less accumulated depreciation and amortization                         3,866,925              3,656,890
                                                                  ------------------      -----------------
                                                                          5,199,096              5,195,570
Construction work in progress:
   Nuclear fuel in process                                                  134,804                 96,147
   Other                                                                     68,074                 90,953
                                                                  ------------------      -----------------
         Total property and plant, net                                    5,401,974              5,382,670
                                                                  ------------------      -----------------
Investments and other assets:
   Nuclear decommissioning trust fund                                       122,438                 96,601
   Other                                                                     33,315                 37,968
                                                                  ------------------      -----------------
         Total investments and other assets                                 155,753                134,569
                                                                  ------------------      -----------------
Current assets:
   Cash and cash equivalents                                                  3,232                  4,897
   Accounts receivable - trade (less allowance for doubtful
         accounts of $3,645 and $5,195, respectively)                       179,708                192,868
   Unbilled revenue                                                          71,156                 76,190
   Other accounts and notes receivable                                       41,028                 37,190
   Materials and supplies, at average cost -
      Fossil fuel                                                            49,574                 63,651
      Other                                                                  97,375                 94,517
   Other                                                                     11,040                 13,326
                                                                  ------------------      -----------------
         Total current assets                                               453,113                482,639
                                                                  ------------------      -----------------
Regulatory assets:
   Deferred income taxes                                                    611,740                692,171
   Other                                                                    179,705                178,760
                                                                  ------------------      -----------------
         Total regulatory assets                                            791,445                870,931
                                                                  ------------------      -----------------
Total Assets                                                             $6,802,285             $6,870,809
                                                                  ==================      =================

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, authorized 150,000,000 shares -
     outstanding 102,123,834 shares                                        $510,619               $510,619
   Other paid-in capital, principally premium on
     common stock                                                           716,879                717,669
   Retained earnings                                                      1,159,956              1,126,513
                                                                  ------------------      -----------------
         Total common stockholders' equity                                2,387,454              2,354,801
   Preferred stock not subject to mandatory redemption                      155,197                218,497
   Preferred stock subject to mandatory redemption                             -                       624
   Long-term debt                                                         1,846,482              1,798,671
                                                                  ------------------      -----------------
         Total capitalization                                             4,389,133              4,372,593
                                                                  ------------------      -----------------
Current liabilities:
   Current maturity of long-term debt                                        28,797                 73,966
   Short-term debt                                                           21,300                 11,300
   Accounts and wages payable                                               188,014                210,349
   Accumulated deferred income taxes                                         35,809                 43,933
   Taxes accrued                                                             94,167                 51,545
   Other                                                                    142,859                169,368
                                                                  ------------------      -----------------
         Total current liabilities                                          510,946                560,461
                                                                  ------------------      -----------------
Accumulated deferred income taxes                                         1,264,800              1,318,404
Accumulated deferred investment tax credits                                 149,891                160,342
Regulatory liability                                                        175,638                203,822
Other deferred credits and liabilities                                      311,877                255,187
                                                                  ==================      =================
Total Capital and Liabilities                                            $6,802,285             $6,870,809
                                                                  ==================      =================

See Notes to Financial Statements.

                                          UNION ELECTRIC COMPANY
                                           STATEMENT OF INCOME
                                          (Thousands of Dollars)




                                                             December 31,        December 31,        December 31,
For the year ended                                              1997                 1996                  1995

OPERATING REVENUES:
   Electric                                                  $ 2,188,571         $ 2,160,815         $ 2,154,109
   Gas                                                            98,259              99,064              87,814
   Steam                                                             503                 485                 441
                                                             -----------         -----------         -----------
      Total operating revenues                                 2,287,333           2,260,364           2,242,364


OPERATING EXPENSES:
   Operations
      Fuel and purchased power                                   499,995             512,831             504,815
      Gas                                                         63,453              64,548              51,251
      Other                                                      404,956             379,106             367,870
                                                             -----------         -----------         -----------
                                                                 968,404             956,485             923,936
   Maintenance                                                   217,426             223,632             221,609
   Depreciation and amortization                                 247,961             241,298             233,237
   Income taxes                                                  192,766             197,369             209,541
   Other taxes                                                   211,949             213,266             212,145
                                                             -----------         -----------         -----------
      Total operating expenses                                 1,838,506           1,832,050           1,800,468

OPERATING INCOME                                                 448,827             428,314             441,896


OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds used during
      construction                                                 4,461               6,492               6,827
   Miscellaneous, net                                              7,334              (4,293)             (5,981)
                                                             -----------         -----------         -----------
      Total other income and deductions                           11,795               2,199                 846

INCOME BEFORE INTEREST CHARGES                                   460,622             430,513             442,742

INTEREST CHARGES:
   Interest                                                      138,676             132,644             134,741
   Allowance for borrowed funds used during construction          (6,676)             (7,007)             (6,106)
      Net interest charges                                       132,000             125,637             128,635
                                                             -----------         -----------         -----------
INCOME BEFORE EXTRAORDINARY CHARGE                               328,622             304,876             314,107
                                                             -----------         -----------         -----------

EXTRAORDINARY CHARGE (NET OF
INCOME TAXES) (NOTE 2)                                           (26,967)               --                  --
                                                             -----------         -----------         -----------

NET INCOME                                                       301,655             304,876             314,107
                                                             -----------         -----------         -----------

PREFERRED STOCK DIVIDENDS                                          8,817              13,249              13,250
                                                             -----------         -----------         -----------

NET INCOME AFTER PREFERRED
               STOCK DIVIDENDS                               $   292,838         $   291,627         $   300,857
                                                             ===========         ===========         ===========

See Notes to Financial Statements.

                                          UNION ELECTRIC COMPANY
                                         STATEMENT OF CASH FLOWS
                                          (Thousands of Dollars)




                                                         December 31,          December 31           December 31,
For the year ended                                           1997                 1996                   1995

Cash Flows From Operating:
   Income before extraordinary charge                      $328,622              $304,876              $314,107

   Adjustments  to  reconcile  net  income  to net cash
      provided  by  operating activities:
        Depreciation and amortization                      238,846                231,743               223,705
        Amortization of nuclear fuel                        37,126                 37,792                35,140
        Allowance for funds used during construction       (11,137)               (13,499)              (12,933)
        Postretirement benefit accrued                        -                      -                   11,923
        Deferred income taxes, net                         (23,788)                 4,948                (5,628)
        Deferred investment tax credits, net               (10,451)                (6,182)               (6,181)
        Changes in assets and liabilities:
           Receivables, net                                 14,356                (11,028)              (41,405)
           Materials and supplies                           11,219                (18,866)               11,914
           Accounts and wages payable                      (22,335)                 4,732               108,997
           Taxes accrued                                    42,622                  3,832                (5,722)
           Other, net                                       (2,941)                66,344                 5,595
                                                    --------------------    ------------------    --------------------
Net cash provided by operating activities                  602,139                604,692               639,512


Cash Flows From Investing:
   Construction expenditures                              (259,418)              (325,110)             (311,253)
   Allowance for funds used during construction             11,137                 13,499                12,933
   Nuclear fuel expenditures                               (35,432)               (51,176)              (42,444)
                                                    --------------------    ------------------    --------------------
Net cash used in investing activities                     (283,713)              (362,787)             (340,764)

Cash Flows From Financing:
   Dividends on common stock                              (259,395)               (256,331)            (250,714)
   Dividends on preferred stock                             (8,817)                (12,941)             (13,250)
   Environmental bond funds                                   -                       -                    4,443
   Redemptions -
      Nuclear fuel lease                                   (28,292)                (34,819)              (70,420)
      Short-term debt                                         -                     (8,300)                    -
      Long-term debt                                       (45,000)                (35,000)              (38,000)
      Preferred stock                                      (63,924)                    (26)                  (26)
   Issuances -
      Nuclear fuel lease                                    40,337                  43,884                49,134
      Short-term debt                                       10,000                    -                   19,600
      Long-term debt                                        35,000                  65,500                  -
                                                    --------------------    ------------------    --------------------
Net cash used in financing activities                     (320,091)               (238,033)             (299,233)

Net change in cash and cash equivalents                     (1,665)                  3,872                  (485)
Cash and cash equivalents at beginning of year               4,897                   1,025                 1,510
                                                      ==================    ==================    ====================
Cash and cash equivalents at end of year                    $3,232                  $4,897                $1,025
===================================================== ==================    ==================    ====================
Cash paid during the periods:
--------------------------------------- ---------------------------------    ----------------- -- --------------------
   Interest (net of amount capitalized)                   $117,187                $120,745             $131,635
   Income taxes                                           $195,498                $193,043             $226,458
--------------------------------------- ---------------------------------    ----------------- -- --------------------

     SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION: An extraordinary charge to earnings was recorded in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities of the Company's Illinois retail electric business as a result of electric industry restructuring legislation enacted in Illinois in December 1997. The write-off reduced earnings $27 million, net of income taxes. (See Note 2 - Regulatory Matters for further information.)

See Notes to Financial Statements.

                                          UNION ELECTRIC COMPANY




STATEMENT OF RETAINED EARNINGS
(Thousands of Dollars)

--------------------------------------- ---------------------    -------------------  -------------------
Year Ended December 31,                         1997                    1996                    1995
--------------------------------------- ---------------------    -------------------  -------------------
Balance at Beginning of Period               $1,126,513             $1,090,909              $1,040,766
--------------------------------------- ---------------------    -------------------  -------------------
  Add:
  Net income                                    301,655                304,876                 314,107
--------------------------------------- ---------------------    -------------------  -------------------
                                              1,428,168              1,395,785               1,354,873
--------------------------------------- ---------------------    -------------------  -------------------
  Deduct:
  Preferred stock dividends                       8,817                 12,941                  13,250
  Common stock cash dividends                   259,395                256,331                 250,714
--------------------------------------- ---------------------    -------------------  -------------------
                                                268,212                269,272                 263,964
--------------------------------------- ---------------------    -------------------  -------------------
                                             $1,159,956             $1,126,513              $1,090,909
--------------------------------------- ---------------------    -------------------  -------------------

     Under mortgage indentures as amended, $34,435 of total retained earnings was restricted against payment of common dividends - except those payable in common stock, leaving $1,125,521 of free and unrestricted retained earnings at December 31, 1997.




SELECTED QUARTERLY INFORMATION  (Unaudited)
(Thousands of Dollars, Except Per Share Amounts)

--------------------------- -- ------------ -- ------------- -- -------------- ---------------
                                Operating       Operating            Net         Net Income
                                Revenues          Income           Income          After
Quarter Ended                                                                    Preferred
                                                                                   Stock
                                                                                 Dividends
--------------------------- -- ------------ -- ------------- -- -------------- ---------------
March 31, 1997 (a)                $487,258          $65,587           $31,630         $29,426
March 31, 1996 (a)                 495,570           69,754            40,140          36,828
June 30, 1997 (b)                  549,954          104,084            69,642          67,437
June 30, 1996 (b)                  545,444           95,646            63,947          60,634
September 30, 1997 (c)             774,354          218,646           183,779         181,575
September 30, 1996 (c)             743,666          213,974           184,966         181,655
December 31, 1997 (d)              475,767           60,510            16,604          14,400
December 31, 1996 (d)              475,684           48,940            15,823          12,510
--------------------------- -- ------------ -- ------------- -- -------------- ---------------

     (a) The first quarter of 1997 and 1996 included credits to Missouri electric customers which reduced net income and earnings on common stock approximately $7 million and $8 million, respectively. In addition, a 1.8% rate decrease effective August 1995 for Missouri electric customers reduced net income and earnings on common stock for the first quarter of 1996 $4 million.

     (b) The second quarter of 1997 and 1996 included credits to Missouri electric customers which reduced net income and earnings on common stock approximately $4 million and $18 million, respectively. In addition, the 1995 rate decrease reduced net income and earnings on common stock for the second quarter of 1996 $5 million.

     (c) The 1995 rate decrease reduced net income and earnings on common stock for the third quarter of 1996 $3 million. Merger-related expenses of $4 million and $1 million were also included for the third quarter of 1997 and 1996, respectively.

     (d) The fourth quarter of 1997 included a net reversal of the Missouri portion of merger-related expenses of $22 million. The fourth quarter of 1997 also included an extraordinary charge of $27 million, net of income taxes. The fourth quarter of 1996 included merger-related expenses of $3 million. Callaway Plant refueling expenses, which decreased net income and earnings on common stock approximately $18 million, were also included in the fourth quarter of 1996.

     Other changes in quarterly earnings are due to the effect of weather on sales and other factors that are characteristic of public utility operations.

See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE 1 - Summary of Significant Accounting Policies

Merger and Basis of Presentation

     Effective December 31, 1997, following the receipt of all required state and federal regulatory approvals, Union Electric Company (AmerenUE or the Company) and CIPSCO Incorporated (CIPSCO) combined to form Ameren Corporation (Ameren)(the Merger).

     AmerenUE is a wholly-owned subsidiary of Ameren, which is the parent company of two utility operating companies, the Company and Central Illinois Public Service Company (AmerenCIPS). Ameren is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission.

     The Company also has a 40% interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and operates an electric generating and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

Regulation

     The Company is regulated by the Missouri Public Service Commission (MoPSC), Illinois Commerce Commission (ICC), and the FERC. The accounting policies of the Company conform to generally accepted accounting principles (GAAP). (See Note 2
- Regulatory Matters for further information.)

Property and Plant

     The cost of additions to and betterments of units of property and plant is capitalized. Cost includes labor, material, applicable taxes and overheads, plus an allowance for funds used during construction. Maintenance expenditures and the renewal of items not considered units of property are charged to income as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage, are charged to accumulated depreciation.

Depreciation

     Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 1997, 1996 and 1995 was approximately 3% of the average depreciable cost.

Fuel and Gas Costs

     In Illinois, changes in the cost of fuel for electric generation and gas costs are generally reflected in billings to customers through fuel and purchased gas adjustment clauses. However, existing regulatory practice may be modified in the Illinois retail jurisdiction for changes in the cost of fuel for electric generation (see Note 2 - Regulatory Matters for further information). In the Missouri retail jurisdiction, the cost of fuel for electric generation is reflected in base rates with no provision for changes to be made through a fuel adjustment clause. Changes in gas costs in the Missouri retail jurisdiction are generally reflected in billings to customers through a purchased gas adjustment clause.

Nuclear Fuel

     The  cost  of   nuclear   fuel  is   amortized   to  fuel   expense   on  a
unit-of-production basis. Spent fuel disposal cost is charged to expense based on kilowatthours sold.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and temporary investments purchased with a maturity of three months or less.

Income Taxes

     The Company is included in the consolidated federal income tax return filed by Ameren. Income taxes are allocated to the individual companies based on their respective taxable income or loss. Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates.

     Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the related properties.

Allowance for Funds Used During Construction

     Allowance for funds used during construction (AFC) is a utility industry accounting practice whereby the cost of borrowed funds and the cost of equity funds (preferred and common stockholders' equity) applicable to the Company's construction program are capitalized as a cost of construction. AFC does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

     Under accepted rate-making practice, cash recovery of AFC, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The AFC rates used during 1997, 1996, and 1995 were 8.7%, 9.0% and 9.3%, respectively.

Unamortized Debt Discount, Premium and Expense

     Discount, premium and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue

     The Company accrues an estimate of electric and gas revenues for service rendered but unbilled at the end of each accounting period.

Stock Compensation Plans

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its plans.

Long-Lived Assets

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" became effective on January 1, 1996. SFAS 121 prescribes general standards for the recognition and measurement of impairment losses. SFAS 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings (see Note 2 - Regulatory Matters for further information).

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions may affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2 - Regulatory Matters

     In July 1995, the MoPSC approved an agreement involving the Company's Missouri retail electric rates. The agreement decreased rates 1.8% for all classes of Missouri retail electric customers, effective August 1, 1995, reducing annual revenues about $30 million and reducing earnings $18 million. In addition, a one-time $30 million credit to retail Missouri electric customers reduced 1995 earnings by $18 million. Also included was a three-year experimental alternative regulation plan that runs from July 1, 1995 through June 30, 1998, which provides that earnings in any future years in excess of a 12.61% regulatory return on equity (ROE) will be shared equally between customers and stockholders, and earnings above a 14% ROE will be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. The agreement also provides that no party shall file for a general increase or decrease in the Company's Missouri retail electric rates prior to July 1, 1998, except that the Company may file for an increase if certain adverse events occur. During 1997, the Company recorded a $20 million credit for the second year of the plan, which reduced earnings $11 million. During 1996, the Company recorded a $47 million credit, which reduced earnings $28 million. These credits were reflected as a reduction in electric revenues.

     Included in the joint agreement approved by the MoPSC in its February 1997 order authorizing the Merger, is a new three-year experimental alternative regulation plan that will run from July 1, 1998 through June 30, 2001. Like the current plan, the new plan requires that earnings over a 12.61% ROE up to a 14% ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90% of all earnings above a 14% ROE up to a 16% ROE. Earnings above a 16% ROE would be credited entirely to customers. Other agreement provisions include: recovery within a 10-year period of the merger-related expenses applicable to the Missouri retail jurisdiction; a Missouri electric rate decrease, effective September 1, 1998, based on the weather-adjusted average annual credits to customers under the current experimental alternative regulation plan; and an experimental retail wheeling pilot program for 100 megawatts of electric power. Also, as part of the agreement, the Company did not seek to recover in Missouri the merger premium. The exclusion of the merger premium from rates did not result in a charge to earnings.

     In September 1997, the ICC approved the Merger subject to certain conditions. The conditions included the requirement for the Company to file electric and gas rate cases or alternative regulatory plans within six months after the Merger became final to determine how net merger savings would be shared between the ratepayers and stockholders.

     In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Act) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois. The Act includes a 5% rate decrease for the Company's Illinois residential electric customers, effective August 1, 1998. The Company may be subject to additional 5% residential electric rate decreases in each of 2000 and 2002 to the extent its rates exceed the Midwest utility average at that time. The Company's rates are currently below the Midwest utility average. The Company estimates that the initial 5% rate decrease will result in a decrease in annual electric revenues of about $3 million, based on estimated levels of sales and assuming normal weather conditions. Retail direct access, which allows customers to choose their electric generation supplier, will be phased in over several years. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. The Act also relieves the Company of the requirement in the ICC's September 1997 Order (which approved the Merger), requiring the Company to file an electric rate case or alternative regulatory plan in Illinois following consummation of the Merger to reflect the effects of net merger savings. Other provisions of the Act include (1) potential recovery of a portion of stranded costs through a transition charge collected from customers who choose another electric supplier,
(2) the option to eliminate the uniform fuel adjustment clause (FAC) and to roll into base rates a historical level of fuel expense and (3) a mechanism to securitize certain future revenues.

     The Company's accounting policies and financial statements conform to GAAP applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Such effects concern mainly the time at which various items enter into the determination of net income in order to follow the principle of matching costs and revenues. For example, SFAS 71 allows the Company to record certain assets and liabilities (regulatory assets and regulatory liabilities) which are expected to be recovered or settled in future rates and would not be recorded under GAAP for nonregulated entities. In addition, reporting under SFAS 71 allows companies whose service obligations and prices are regulated to maintain assets on their balance sheets representing costs they reasonably expect to recover from customers, through inclusion of such costs in future rates. SFAS 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71," specifies how an enterprise that ceases to meet the criteria for application of SFAS 71 for all or part of its operations should report that event in its financial statements. In general, SFAS 101 requires that the enterprise report the discontinuance of SFAS 71 by eliminating from its balance sheet all regulatory assets and liabilities related to the portion of the business which no longer meets the SFAS 71 criteria. At its July 24, 1997 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) concluded that application of SFAS 71 accounting should be discontinued once sufficiently detailed deregulation legislation is issued for a separable portion of a business for which a plan of deregulation has been established. However, the EITF further concluded that regulatory assets associated with the deregulated portion of the business, which will be recovered through tariffs charged to customers of a regulated portion of the business, should be associated with the regulated portion of the business from which future cash recovery is expected (not the portion of the business from which the costs originated), and can therefore continue to be carried on the regulated entity's balance sheet to the extent such assets are recovered. In addition, SFAS 121 establishes accounting standards for the impairment of long-lived assets (see Note 1 - Summary of Significant Accounting Policies for further information).

     Due to the enactment of the Act, prices for the retail supply of electric generation are expected to transition from cost-based, regulated rates to rates determined in large part by competitive market forces in the state of Illinois. As a result, the Company discontinued application of SFAS 71 for the Illinois retail portion of its generating business (i.e., the portion of the Company's business related to the supply of electric energy in Illinois) in the fourth quarter of 1997. The Company has evaluated the impact of the Act on the future recoverability of its regulatory assets and liabilities related to the generation portion of its business and has determined that it is not probable that such assets and liabilities will be recovered through the cash flows from the regulated portion of its business. Accordingly, the Company's generation-related regulatory assets and liabilities of its Illinois retail electric business were written off in the fourth quarter of 1997, resulting in an extraordinary charge to earnings of $27 million, net of income taxes. These regulatory assets and liabilities included previously incurred costs originally expected to be collected/refunded in future revenues, such as deferred charges related to a generating plant and income tax-related regulatory assets and liabilities. In addition, the Company has evaluated whether the recoverability of the costs associated with its remaining net generation-related assets have been impaired as defined under SFAS 121. The Company has concluded that impairment, as defined under SFAS 121, does not exist and that no plant write-downs are necessary at this time. At December 31, 1997, the Company's net investment in generation facilities related to its Illinois retail jurisdiction approximated $234 million and was included in electric plant in-service on the Company's balance sheet.

     The provisions of the Act could also result in lower revenues, reduced profit margins and increased costs of capital. At this time, the Company is unable to determine any further impact of the Act on its future financial condition, results of operations or liquidity.

     In Missouri, where approximately 92% of the Company's retail electric revenues are derived, a task force appointed by the MoPSC is conducting studies of electric industry restructuring and competition and is expected to issue a report to the MoPSC in 1998. A joint legislative committee is also conducting studies and is expected to report its findings and recommendations to the Missouri General Assembly. Up to this point, retail wheeling has not been allowed in Missouri; however, the joint agreement approved by the MoPSC in February 1997 as part of its merger authorization includes a provision that required the Company to file a proposal for a 100-megawatt experimental retail wheeling pilot program in Missouri. The Company filed its proposal with the MoPSC in September 1997. This proposal is subject to review and approval by the MoPSC.

     The Company is unable to predict the timing or ultimate outcome of electric industry restructuring in the state of Missouri, as well as its impact on the Company's future financial condition, results of operations or liquidity. The potential negative consequences of electric industry restructuring could be significant and include the impairment and write-down of certain assets, including generation-related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital. At December 31, 1997, the Company's net investment in generation facilities related to its Missouri jurisdiction approximated $2.7 billion and was included in electric plant in-service on the Company's balance sheet. In addition, at December 31, 1997, the Company's Missouri net generation-related regulatory assets approximated $462 million.

     In accordance with SFAS 71, the Company has deferred certain costs pursuant to actions of its regulators, and is currently recovering such costs in electric rates charged to customers.

     At December 31, the Company had recorded the following regulatory assets and regulatory liability:


------------------------------------------ ------------------------ -------------------------
(in millions)                                                 1997                      1996
------------------------------------------ ------------------------ -------------------------
Regulatory Assets:
  Income taxes                                                $612                      $692
  Callaway costs                                                99                       111
  Merger costs                                                  28                         -
  Unamortized loss on reacquired debt                           26                        30
  DOE decommissioning assessment                                15                        18
  Other                                                         11                        20
------------------------------------------ ------------------------ -------------------------
Regulatory Assets                                             $791                      $871
------------------------------------------ ------------------------ -------------------------
Regulatory Liability:
  Income taxes                                                $176                      $204
------------------------------------------ ------------------------ -------------------------
Regulatory Liability                                          $176                      $204
------------------------------------------ ------------------------ -------------------------

Income Taxes:  See Note 7 - Income Taxes.

     Callaway Costs: Represents Callaway Nuclear Plant operations and maintenance expenses, property taxes and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the plant (through 2024).

     Merger Costs: Represents the portion of merger-related expenses applicable to the Missouri retail jurisdiction. These costs are being amortized within 10 years, based on a MoPSC order.

     Unamortized Loss on Reacquired Debt: Represents losses related to refunded debt. These amounts are being amortized over the lives of the related new debt issues or the remaining lives of the old debt issues if no new debt was issued.

     Department of Energy (DOE) Decommissioning Assessment: Represents fees assessed by the DOE to decommission its uranium enrichment facility. These costs are being amortized through 2007 as payments are made to the DOE.

     The Company continually assesses the recoverability of its regulatory assets. Under current accounting standards, regulatory assets are written off to earnings when it is no longer probable that such amounts will be recovered through future revenues. However, as noted in the above paragraphs, electric industry restructuring legislation may impact the recoverability of regulatory assets in the future.

     In April 1996, the FERC issued Order 888 and Order 889 related to the industry's wholesale electric business. In January 1998, Ameren filed a combined open access tariff which conforms to the FERC's orders.

NOTE 3 - Nuclear Fuel Lease

     The Company has a lease agreement which provides for the financing of nuclear fuel. At December 31, 1997, the maximum amount that could be financed under the agreement was $120 million. Pursuant to the terms of the lease, the Company has assigned to the lessor certain contracts for purchase of nuclear fuel. The lessor obtains, through the issuance of commercial paper or from direct loans under a committed revolving credit agreement from commercial banks, the necessary funds to purchase the fuel and make interest payments when due.

     The Company is obligated to reimburse the lessor for all expenditures for nuclear fuel, interest and related costs. Obligations under this lease become due as the nuclear fuel is consumed at the Company's Callaway Nuclear Plant. The Company reimbursed the lessor $31 million during 1997, $37 million during 1996, and $34 million during 1995.

     The Company has capitalized the cost, including certain interest costs, of the leased nuclear fuel and has recorded the related lease obligation. During each of the years 1997, 1996 and 1995, the total interest charges under the lease were $6 million (based on average interest rates of 5.8%, 5.7% and 6.1%, respectively) of which $3 million was capitalized in each respective year.

NOTE 4 - Preferred Stock

     At December 31, 1997 and 1996, the Company had 25 million shares of authorized preferred stock.

     In 1997, the Company redeemed $64 million of preferred stock (see note (b) in table below). The Company retired 260 shares, $6.30 Series preferred stock in 1996.


Outstanding preferred stock is redeemable at the redemption prices shown below:

------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
December 31,                                                                   1997        1996
(in millions)
----------------------------------------------------- ---------------------  -------     -------
Preferred Stock Not Subject to Mandatory
  Redemption:
----------------------------------------------------- ---------------------  -------     -------
  Preferred stock outstanding without par value
   (entitled to cumulative dividends)

                                                        Redemption Price
                                                          (per share)
Stated value of $100 per share--
$7.64 Series     - 330,000 shares                     $103.82 - note (a)        $33         $33
$7.44 Series     - 330,001 shares                      101.00 - note (b)         -           33
$6.40 Series     - 300,000 shares                      101.50 - note (b)         -           30
$5.50 Series A   -  14,000 shares                      110.00                    1            1
$4.75 Series     -  20,000 shares                      102.176                   2            2
$4.56 Series     - 200,000 shares                      102.47                   20           20
$4.50 Series     - 213,595 shares                      110.00 - note (c)        21           21
$4.30 Series     -  40,000 shares                      105.00                    4            4
$4.00 Series     - 150,000 shares                      105.625                  15           15
$3.70 Series     -  40,000 shares                      104.75                    4            4
$3.50 Series     - 130,000 shares                      110.00                   13           13

Stated value of $25.00 per share--
$1.735 Series  - 1,657,500 shares                       25.00 - note (d)        42           42
----------------------------------------------------- --------------------- -------       ------

TOTAL PREFERRED STOCK NOT
SUBJECT TO MANDATORY REDEMPTION                                               $155          $218
----------------------------------------------------- --------------------- -------       ------

Preferred Stock Subject to Mandatory Redemption:
----------------------------------------------------- --------------------- -------       ------
  Preferred stock outstanding without par value
  (entitled to cumulative dividends)

Stated value of $100 per share--
$6.30 Series - 0 and 6,240 shares
at respective dates                                   $100.00 - note (b)     $  -             $1
----------------------------------------------------- --------------------- -------       ------
TOTAL PREFERRED STOCK SUBJECT
TO MANDATORY REDEMPTION                                                      $  -             $1
----------------------------------------------------- --------------------- -------       ------
(a) Beginning February 15, 2003, eventually declining to $100 per share. (b) The
Company redeemed this series in 1997. (c) In the event of voluntary liquidation,
$105.50.
(d) Not redeemable prior to August 1, 1998.
------------------------------------------------------------------------------------------------

NOTE 5 - Short-Term Borrowings

     Short-term borrowings of the Company consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At December 31, 1997 and 1996, $21 million and $11 million, respectively, of short-term borrowings were outstanding. The weighted average interest rates on borrowings outstanding at December 31, 1997 and 1996, were 7.0% and 7.1%, respectively.

     At December 31, 1997, the Company had committed bank lines of credit aggregating $179 million (of which $164 million were unused) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. These lines of credit are renewable annually at various dates throughout the year.

NOTE 6 - Long-Term Debt

Long-term debt outstanding at December 31, was:

----------------------------------------------------------- -------------------------- ----------------------
(in millions)                                                                    1997                   1996
----------------------------------------------------------- -------------------------- ----------------------
First Mortgage Bonds - note (a)
----------------------------------------------------------- -------------------------- ----------------------
  5 5/8% Series paid in 1997                                                    $   -                $     5
  5 1/2% Series paid in 1997                                                        -                     40
  6 3/4% Series due 1999                                                          100                    100
  8.33%  Series due 2002                                                           75                     75
  7.65%  Series due 2003                                                          100                    100
  6 7/8% Series due 2004                                                          188                    188
  7 3/8% Series due 2004                                                           85                     85
  6 3/4% Series due 2008                                                          148                    148
  7.40%  Series due 2020 - note (b)                                                60                     60
  8 3/4% Series due 2021                                                          125                    125
  8%     Series due 2022                                                           85                     85
  8 1/4% Series due 2022                                                          104                    104
  7.15%  Series due 2023                                                           75                     75
  7%     Series due 2024                                                          100                    100
  5.45%  Series due 2028 - note (b)                                                44                     44
----------------------------------------------------------- -------------------------- ----------------------
                                                                                1,289                  1,334
----------------------------------------------------------- -------------------------- ----------------------
----------------------------------------------------------- -------------------------- ----------------------
Missouri Environmental Improvement Revenues Bonds
----------------------------------------------------------- -------------------------- ----------------------
  1984 Series A due 2014 - note (c)                                                80                     80
  1984 Series B due 2014 - note (c)                                                80                     80
  1985 Series A due 2015 - note (d)                                                70                     70
  1985 Series B due 2015 - note (d)                                                57                     57
  1991 Series due 2020 - note (d)                                                  43                     43
  1992 Series due 2022 - note (d)                                                  47                     47
----------------------------------------------------------- -------------------------- ----------------------
                                                                                  377                    377
----------------------------------------------------------- -------------------------- ----------------------
----------------------------------------------------------- -------------------------- ----------------------
Subordinated Deferrable Interest Debentures
----------------------------------------------------------- -------------------------- ----------------------
  7.69% Series A due 2036 - note (e)                                               66                     66
----------------------------------------------------------- -------------------------- ----------------------
Commercial Paper - note (f)                                                        35                      -
----------------------------------------------------------- -------------------------- ----------------------
Nuclear Fuel Lease                                                                117                    106
----------------------------------------------------------- -------------------------- ----------------------
Unamortized Discount and Premium on Debt                                          (9)                   (10)
----------------------------------------------------------- -------------------------- ----------------------
Maturities Due Within One Year                                                   (29)                   (74)
----------------------------------------------------------- -------------------------- ----------------------
Total Long-Term Debt                                                           $1,846                 $1,799
----------------------------------------------------------- -------------------------- ----------------------

(a) At December 31, 1997, substantially all of the property and plant was mortgaged under, and subject to liens of, the respective indentures pursuant to which the bonds were issued.
(b)  Environmental Improvement Series.
(c) On June 1 of each year, the interest rate is established for the following year, or alternatively at the option of the Company, may be fixed until maturity. A per annum rate of 3.95% is effective for the year ended May 31, 1998.Thereafter, the interest rates will depend on market conditions and the selection of an annual versus remaining life rate by the Company. The average interest rate for 1997 was 3.83%.
(d)  Interest  rates,  and the  periods  during  which  such rates  apply,  vary depending on the Company's selection of certain defined rate modes. The average interest rates for the year 1997, for 1985 Series A, 1985 Series B, 1991 Series and 1992 Series bonds were 3.61%, 3.82%, 3.86%, and 3.83%, respectively.
(e) During the terms of the debentures, the Company may, under certain circumstances, defer the payment of interest for up to five years.
(f) A bank credit agreement, due 1999, permits the Company to borrow or to support commercial paper borrowings up to $300 million. Interest rates will vary depending on market conditions. At December 31, 1997, the oustanding commercial paper was at an average annualized rate of 5.93%.
(g) A bank credit agreement, due 1999, permits the Company to borrow up to $200 million. Interest rates will vary depending on market conditions and the Company's selection of various options under the agreement. At December 31, 1997, no such borrowings were outstanding.
--------------------------------------------------------------------------------

Maturities of long-term debt through 2002 are as follows:
------------------- ----------------------------------------
(in millions)                              Principal Amount
------------------- ----------------------------------------
1998                                                   $ 29
1999                                                    135
2000                                                      -
2001                                                      -
2002                                                     75
------------------- ----------------------------------------

     Amounts for years subsequent to 1998 do not include nuclear fuel lease payments since the amounts of such payments are not currently determinable.

NOTE 7 - Income Taxes

     Total income tax expense for 1997 resulted in an effective tax rate of 38% on earnings before income taxes (39% in 1996 and 40% in 1995).

Principal reasons such rates differ from the statutory federal rate:

-----------------------------------                    ----               ----             ----
                                                       1997               1996             1995
-----------------------------------                    ----               ----             ----
Statutory federal income
  tax rate                                              35%                35%              35%
Increases (Decreases) from:
  Depreciation differences                               2                  2                2
  State tax                                              4                  4                4
  Other                                                 (3)                (2)              (1)
-----------------------------------                    ----               ----             ----
Effective income tax rate                               38%                39%              40%
-----------------------------------                    ----               ----             ----

Income tax expense components:
-----------------------------------                    ----               ----             ----
(in millions)                                          1997              1996              1995
-----------------------------------                    ----               ----             ----
Taxes currently payable (principally federal):
Included in operating expenses                         $216              $199              $223
Included in other income--
     Miscellaneous, net                                  (3)               (2)               (3)
-----------------------------------                    ----               ----             ----
                                                        213               197               220

Deferred taxes (principally federal):
Included in operating expenses--
     Depreciation differences                            (7)                2                 5
     Postretirement benefits                                                                 (9)
     Other                                              (10)                2                (3)
Included in other income--
     Depreciation differences                             1                 1                 1
     Other                                                9                 -                 -
-----------------------------------                    ----              ----             -----
                                                         (7)                5                (6)
Deferred investment tax credits,
  amortization
Included in operating expenses                           (6)               (6)                (6)
-----------------------------------                    ----              ----              -----
Total income tax expense                               $200              $196               $208
-----------------------------------                    ----              ----              -----

     In accordance with SFAS 109, "Accounting for Income Taxes," a regulatory asset, representing the probable recovery from customers of future income taxes which is expected to occur when temporary differences reverse, was recorded along with a corresponding deferred tax liability. Also, a regulatory liability, recognizing the lower expected revenue resulting from reduced income taxes associated with amortizing accumulated deferred investment tax credits, was recorded. Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.

     The Company adjusts its deferred tax liabilities for changes enacted in tax laws or rates. Recognizing that regulators will probably reduce future revenues for deferred tax liabilities initially recorded at rates in excess of the current statutory rate, reductions in the deferred tax liability were credited to the regulatory liability.

     Temporary differences gave rise to the following deferred tax assets and deferred tax liabilities at December 31:

-----------------------------------                              ----                  ----
(in millions)                                                    1997                  1996
-----------------------------------                              ----                  ----
Accumulated Deferred Income Taxes:
  Depreciation                                                   $812                  $826
  Regulatory assets, net                                          451                   488
  Capitalized taxes and expenses                                   84                   107
  Deferred benefit costs                                          (46)                  (48)
  Disallowed plant costs                                            -                   (11)
-----------------------------------                              ----                  ----
Total net accumulated deferred income tax liabilities          $1,301                $1,362
-----------------------------------                              ----                  ----

NOTE 8 - Retirement Benefits

     The Company has defined-benefit retirement plans covering substantially all of its employees. Benefits are based on the employees' years of service and compensation. The Company's plans are funded in compliance with income tax regulations and federal funding requirements.

     Pension costs for the years 1997, 1996 and 1995, were $24 million, $28 million and $26 million, respectively, of which approximately 17%, 19% and 20%, respectively, was charged to construction accounts.



Funded Status of Pension Plans:

----------------------------------         -----             ----               ----
(in millions)                              1997              1996               1995
----------------------------------         -----             ----               ----
Actuarial present value
  of benefit obligation:
  Vested benefit obligation                $705              $661               $679
----------------------------------         ----              ----               ----
  Accumulated benefit obligation
                                           $829              $752               $758
----------------------------------         ----              ----               ----
  Projected benefit obligation for
   service rendered to date                $999              $919               $913
  Plan assets at fair value *             1,006               924                847
----------------------------------        -----              ----               ----
(Excess) Deficiency of plan assets
  versus projected benefit obligation        (7)               (5)                66
Unrecognized net gain                       115                96                 22
Unrecognized prior service cost             (69)              (76)               (82)
Unrecognized net assets at transition         7                 8                  9
-----------------------------------       ------             -----              ----
Accrued pension cost at December 31         $46               $23                $15
-----------------------------------       ------             -----              ----
*  Plan assets consist principally of common stocks and fixed income securities.


Components of Net Pension Expense:
----------------------------------     ----                ----                ----
(in millions)                          1997                1996                1995
----------------------------------     ----                ----                ----
Service cost - benefits earned
  during the period                     $22                 $22                 $19
Interest cost on projected
  benefit obligation                     69                  65                  66
Actual return on plan assets           (134)               (107)               (166)
Net amortization and deferral            67                  48                 107
---------------------------------      -----              -----               -----
Pension Cost                            $24                 $28                 $26
---------------------------------      -----              -----                ----

Assumptions for Actuarial Present Value of Projected Benefit Obligations:
---------------------------------       ----               ----                ----
                                        1997               1996                1995
---------------------------------       ----               ----                ----
Discount rate at measurement date       7.0%               7.5%               7.25%
Increase in future compensation         4.0%               4.5%               4.25%
Plan assets long-term rate of return    8.5%               8.5%                8.5%
---------------------------------       ----               ----                ----

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for those benefits if they reach retirement age while working for the Company. The Company accrues the expected postretirement benefit costs during employees' years of service.

     The Company's funding policy is to annually contribute the net periodic cost to a Voluntary Employee Beneficiary Association trust (VEBA). Postretirement benefit costs were $44 million for each of the years 1997, 1996 and 1995, of which approximately 17% was charged to construction accounts in 1997 and 19% in each of 1996 and 1995. The Company's transition obligation at December 31, 1997, is being amortized over the next 15 years.

     In August 1994, the MoPSC authorized the recovery of postretirement benefit costs in rates to the extent that such costs are funded. In December 1995, the Company established two external trust funds for retiree health care and life insurance benefits. For 1995, actual claims paid were approximately $15 million. In 1997 and 1996, claims were paid out of the plan trust funds.

Funded Status of the Plans:

------------------------------------------             ----             ----             ----
(in millions)                                          1997             1996             1995
------------------------------------------             ----             ----             ----
Accumulated postretirement benefit
 obligation
  Active employees eligible for benefits                $41              $38              $74
  Retired employees                                     202              193              211
  Other active employees                                 90               80               32
------------------------------------------             ----             ----             ----
  Total benefit obligation                              333              311              317
  Plan assets at fair market value *                     81               47               14
------------------------------------------             ----            -----             ----
Accumulated postretirement benefit
  obligation in excess of plan assets                   252              264              303
Unrecognized - transition obligation                   (187)            (200)            (213)
                      - gain/(loss)                      18               19               (7)
-------------------------------------------            ----             ----             ----
Postretirement benefit liability at December 31         $83              $83              $83
-------------------------------------------            ----             ----             ----
*  Plan assets consist principally of common stocks and fixed income securities.

Components of Postretirement Benefit Cost:
-------------------------------------------            ----             ----              ----
(in millions)                                          1997             1996              1995
-------------------------------------------            ----             ----              ----
Service cost - benefits earned
  during the period                                     $12              $12               $10
Interest cost on projected
  benefit obligation                                     23               22                24
Actual return on plan assets                             (9)              (4)                -
Amortization - transition obligation                     12               12                12
             - unrecognized gain                         (1)              (1)               (2)
Deferred gain                                             7                3                 -
-------------------------------------------            ----             ----              ----
Net periodic cost                                       $44              $44               $44
-------------------------------------------            ----             ----              ----

Assumptions for the Obligation Measurements:
-------------------------------------------            ----             ----              ----
                                                       1997             1996              1995
-------------------------------------------            ----             ----              ----
Discount rate at measurement date                      7.0%             7.5%              7.25%
Plan assets long-term rate of return                   8.5%             8.5%              8.5%
Medical cost trend rate - initial                      7.0%             8.25%             9.25%
                        - ultimate                     5.0%             5.25%             5.25%
Ultimate medical cost trend rate
  expected in year                                    2000             2000              2000
-------------------------------------------           ----             ----               ----

     A 1% increase in the medical  cost trend rate is  estimated to increase the
net  periodic  cost  and  the  accumulated   postretirement  benefit  obligation
approximately $3 million and $23 million, respectively.

NOTE 9 - Stock Option Plans

     The Company has a long-term incentive plan (the Plan) for eligible employees. The Plan provides for the grant of options, performance awards, restricted stock, dividend equivalents and stock appreciation rights. Under the terms of the Plan, options may be granted at a price not less than the fair market value of the common shares at the date of grant. Granted options vest over a period of five years, beginning at the date of grant, and provide for acceleration of exercisability of the options upon the occurrence of certain events, including retirement. Outstanding options expire on various dates through 2007. Under the Plan, subject to adjustment as provided in the Plan, 2.5 million shares have been authorized to be issued or delivered.

Summary of Stock Options:

------------------------------------------------------ -------------------- --------------- ------------------
                                                              1997               1996              1995
------------------------------------------------------ -------------------- --------------- ------------------
Options outstanding at beginning of the year                307,390            142,500              -
Options granted during the year                             195,880            165,590           142,500
Options exercised during the year                              -                  -                 -
Options expired/canceled during the year                      7,200                700              -
------------------------------------------------------ -------------------- --------------- ------------------
Options outstanding at end of the year                      496,070            307,390           142,500
------------------------------------------------------ -------------------- --------------- ------------------
Options exercisable at end of the year                      134,785             39,710             9,800
------------------------------------------------------ -------------------- --------------- ------------------
Exercise price range of options granted                      $38.50                $43       $35.50 - $35.875
------------------------------------------------------ -------------------- --------------- ------------------

     In accordance with APB 25, no compensation cost has been recognized for the Company's stock compensation plans. In 1996, the Company adopted the disclosure-only method under SFAS 123, "Accounting for Stock-Based Compensation." If the fair value based accounting method under this statement had been used to account for stock-based compensation cost, the effects on 1997, 1996 and 1995 net income and earnings per share would have been immaterial.

NOTE 10 - Commitments and Contingencies

     The Company is engaged in a construction program under which expenditures averaging approximately $243 million, including AFC, are anticipated during each of the next five years. This estimate does not include any construction expenditures which may be incurred by the Company to meet new air quality standards for ozone and particulate matter, as discussed later in this Note.

     The Company has commitments for the purchase of coal under long-term contracts. Coal contract commitments, including transportation costs, for 1998 through 2002 are estimated to total $903 million. Total coal purchases, including transportation costs, for 1997, 1996 and 1995 were $267 million, $297 million and $271 million, respectively. The Company also has existing contracts with pipeline and natural gas suppliers to provide natural gas for distribution and electric generation. Gas-related contracted cost commitments for 1998 through 2002 are estimated to total $79 million. Total delivered natural gas costs for 1997, 1996 and 1995 were $63 million, $64 million and $60 million, respectively. The Company's nuclear fuel commitments for 1998 through 2002, including uranium concentrates, conversion, enrichment and fabrication, are expected to total $116 million, and are expected to be financed under the nuclear fuel lease. Nuclear fuel expenditures for 1997, 1996 and 1995 were $35 million, $51 million and $42 million, respectively. Additionally, the Company has long-term contracts with other utilities to purchase electric capacity. These commitments for 1998 through 2002 are estimated to total $187 million. During 1997, 1996 and 1995, electric capacity purchases were $34 million, $44 million and $42 million, respectively.

     The Company's insurance coverage for Callaway Nuclear Plant at December 31,
1997, was as follows:




Type and Source of Coverage
------------------------------------------------- -------------------- ---- -------------------- -----
(in millions)                                                 Maximum                   Maximum
                                                            Coverages               Assessments
                                                                                     for Single
                                                                                      Incidents
------------------------------------------------------------------------------------------------------
Public Liability:
     American Nuclear Insurers                                $   200                  $     -
     Pool Participation                                         8,720                       79  (a)
------------------------------------------------------------------------------------------------------
                                                               $8,920  (b)             $    79
------------------------------------------------------------------------------------------------------
Nuclear Worker Liability:
     American Nuclear Insurers                                $   200  (c)             $     3
------------------------------------------------------------------------------------------------------
Property Damage:
     American Nuclear Insurers                                $   500                  $     -
     Nuclear Electric Insurance Ltd.                            2,250  (d)                  11
------------------------------------------------------------------------------------------------------
                                                               $2,750                  $    11
------------------------------------------------------------------------------------------------------
Replacement Power:
     Nuclear Electric Insurance Ltd.                          $   473  (e)             $     4
------------------------------------------------------------------------------------------------------
(a)  Retrospective premium under the Price-Anderson  liability provisions of the
     Atomic  Energy  Act of 1954,  as  amended,  (Price-  Anderson).  Subject to retrospective assessment with respect to loss from an incident at any U.S.
     reactor, payable at $10 million per year.
(b)  Limit of liability for each incident under Price-Anderson.
(c)  Industry limit for potential  liability from workers  claiming  exposure to the hazard of nuclear radiation.
(d)  Includes premature decommissioning costs.
(e)  Weekly  indemnity of $3.5 million,  for 52 weeks which  commences after the first  21 weeks  of an  outage, plus  $2.8 million  per week  for 104 weeks thereafter.
--------------------------------------------------------------------------------

     Price-Anderson limits the liability for claims from an incident involving any licensed U.S. nuclear facility. The limit is based on the number of licensed reactors and is adjusted at least every five years based on the Consumer Price Index. Utilities owning a nuclear reactor cover this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by Price-Anderson.

     If losses from a nuclear incident at Callaway Plant exceed the limits of, or are not subject to, insurance, or if coverage is not available, the Company will self-insure the risk. Although the Company has no reason to anticipate a serious nuclear incident, if one did occur it could have a material but indeterminable adverse effect on the Company's financial position, results of operations or liquidity.

     Under the Title IV of the Clean Air Act Amendments of 1990, the Company is required to significantly reduce total annual sulfur dioxide emissions by the year 2000. Significant reductions in nitrogen oxide are also required. By switching to low-sulfur coal and early banking of emission credits, the Company anticipates that it can comply with the requirements of the law without significant revenue increases because the related capital costs are largely offset by lower fuel costs. As of year-end 1997, estimated remaining capital costs expected to be incurred pertaining to Clean Air Act-related projects totaled $35 million.

     In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are still being developed, it is believed that the revised standards will require significant additional reductions in nitrogen oxide and sulfur dioxide emissions from coal-fired boilers. In October 1997, the EPA announced that Missouri and Illinois are included in the area targeted for nitrogen oxide emissions reductions as part of the EPA's regional control program. Reduction requirements in nitrogen oxide emissions from the Company's coal-fired boilers could exceed 80% from 1990 levels by the year 2002. Reduction requirements in sulfur dioxide emissions may be up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and could be required by 2007. Because of the magnitude of these additional reductions, the Company could be required to incur significantly higher capital costs to meet future compliance obligations for its coal-fired boilers or purchase power from other sources, either of which could have significantly higher operations and maintenance expenditures associated with compliance. At this time, the Company is unable to determine the impact of the revised air quality standards on its future financial condition, results of operations or liquidity. In December 1997, the United States and numerous other countries agreed to certain environmental provisions (the Kyoto Protocol), which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Company is unable to predict what requirements, if any, will be adopted in this country. However, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenditures by the Company. At this time, the Company is unable to determine the impact of these proposals on its future financial condition, results of operations or liquidity.

     As of December 31, 1997, the Company was designated a potentially responsible party (PRP) by federal and state environmental protection agencies at four hazardous waste sites. Other hazardous waste sites have been identified for which the Company may be responsible but has not been designated a PRP.

     The Company continually reviews remediation costs that may be required for all of these sites. Any unrecovered environmental costs are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, the Company is unable to predict the impact of these changes on its future financial condition, results of operations or liquidity. (See Note 2 - Regulatory Matters for further discussion.)

     The Company is involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. The Company believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 11 - Callaway Nuclear Plant

     Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill per nuclear-generated kilowatthour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. The DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Company has sufficient storage capacity at Callaway Plant site until 2004 and is pursuing a viable storage alternative. This alternative will require Nuclear Regulatory Commission approval. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of Callaway Plant.

     Electric rates charged to customers provide for recovery of Callaway Plant decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway site is assumed to be decommissioned using the DECON (immediate dismantlement) method. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $451 million in current year dollars and are expected to escalate approximately 4% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to depreciation expense over Callaway's service life and amounted to $7 million in each of the years 1997, 1996 and 1995. Every three years, the MoPSC requires the Company to file updated cost studies for decommissioning Callaway, and electric rates may be adjusted at such times to reflect changed estimates. The latest study was filed in 1996. Costs collected from customers are deposited in an external trust fund to provide for Callaway's decommissioning. Fund earnings are expected to average 9.25% annually through the date of decommissioning. If the assumed return on trust assets is not earned, the Company believes it is probable that such earnings deficiency will be recovered in rates. Trust fund earnings, net of expenses, appear on the balance sheet as increases in nuclear decommissioning trust fund and in the accumulated provision for nuclear decommissioning.

     The staff of the SEC has questioned certain current accounting practices of the electric utility industry, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. The Company does not expect that changes in the accounting for nuclear decommissioning costs will have a material effect on its financial position, results of operations or liquidity.

NOTE 12 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Temporary Investments/Short-Term Borrowings

     The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Nuclear Decommissioning Trust Fund

     The fair value is estimated based on quoted market prices for securities.

Preferred Stock

     The fair value is estimated based on the quoted market prices for the same or similar issues.

Long-Term Debt

     The fair value is estimated based on the quoted market prices for same or similar issues or on the current rates offered to the Company for debt of comparable maturities.



     Carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                              1997                      1996
---------------------------------------------- ------------------------------ -----------------------
(in millions)                                            Carrying       Fair        Carrying     Fair
                                                           Amount      Value          Amount    Value
---------------------------------------------- -----------------------------  -----------------------
Preferred stock                                              $155       $143            $219     $192
Long-term debt (including current portion)                 $1,875     $1,969          $1,873   $1,921
---------------------------------------------- ------------------------------ -----------------------

     The Company has investments in debt and equity securities that are held in trust funds for the purpose of funding the nuclear decommissioning of Callaway Nuclear Plant (see Note 11 - Callaway Nuclear Plant). The Company has classified these investments in debt and equity securities as available for sale and has recorded all such investments at their fair market value at December 31, 1997 and 1996. In 1997, 1996 and 1995, the proceeds from the sale of investments were $24 million, $20 million and $9 million, respectively. Using the specific identification method to determine cost, the gross realized gains on those sales were approximately $2 million for 1997 and $1 million each for 1996 and 1995. Net realized and unrealized gains and losses are reflected in the accumulated provision for nuclear decommissioning on the balance sheet, which is consistent with the method used by the Company to account for the decommissioning costs recovered in rates.

     Costs and fair values of investments in debt and equity securities in the nuclear decommissioning trust fund at December 31 were as follows:

-------------------------- ------------------- -------------------- -------------------- -------------------
1997(in millions)                                                   Gross Unrealized
Security Type                            Cost                 Gain               (Loss)          Fair Value
-------------------------- ------------------- -------------------- -------------------- -------------------
Debt Securities                           $34                   $3                $  -                  $37
Equity Securities                          43                   40                   -                   83
Cash equivalents                            2                    -                   -                    2
-------------------------- ------------------- -------------------- -------------------- -------------------
                                          $79                  $43                $  -                 $122

-------------------------- ------------------- -------------------- -------------------- -------------------

----------------------- --------------------- -------------------- -------------------- --------------------
1996(in millions)                                                  Gross Unrealized
Security Type                           Cost                 Gain               (Loss)           Fair Value
----------------------- --------------------- -------------------- -------------------- --------------------
Debt Securities                          $29                  $ 2                $  -                   $31
Equity Securities                         40                   22                   -                    62
Cash equivalents                           4                    -                   -                     4
----------------------- --------------------- -------------------- -------------------- --------------------
                                         $73                  $24                $  -                   $97
----------------------- --------------------- -------------------- -------------------- --------------------

The  contractual  maturities of investments  in debt  securities at December 31,
1997, were as follows:
-----------------------------------------------------------------------------------------------------------
(in millions)                                                                   Cost             Fair Value
-----------------------------------------------------------------------------------------------------------
1 year to 5 years                                                                 $4                     $4
5 years to 10 years                                                                6                      7
Due after 10 years                                                                24                     26
-----------------------------------------------------------------------------------------------------------
                                                                                 $34                    $37
-----------------------------------------------------------------------------------------------------------


                                    PART III
ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

William E. Cornelius, Retired Chairman and
Chief Executive Officer - Union Electric
Company

Thomas A. Hays, Retired Deputy Chairman -
The May Department Stores Company

Thomas H. Jacobsen, Chairman, President and
Chief Executive Officer - Mercantile
Bancorporation Inc., a bank holding company

Richard A. Liddy, Chairman, President and
Chief Executive Officer - General American
Life Insurance Company, a provider of
insurance products and services

John Peters MacCarthy, Retired Chairman and
Chief Executive Officer - Boatmen's Trust
Company

Paul L. Miller, Jr., President and Chief
Executive Officer, P.L. Miller and Associates, a management consulting firm

Charles W. Mueller, President and
Chief Executive Officer

Robert H. Quenon, Retired Chairman of the
Board - Peabody Holding Company, Inc.

Gary L. Rainwater, President and
Chief Executive Officer - CIPS

Harvey Saligman, Retired Managing Partner -
Cynwyd Investments, a real estate partnership

Janet McAfee Weakley, President - Janet McAfee, Inc., a residential real estate company

EXECUTIVE OFFICERS

                                                                    Date First
                            Age At                                  Elected or
       Name                12/31/97    Present Position             Appointed

Charles W. Mueller           59        President                       7/1/93
                                       Chief Executive Officer         1/1/94
                                       and Director                   6/11/93
Paul A. Agathen              50        Senior Vice President          2/16/96
Donald E. Brandt             43        Senior Vice President           7/1/88
Charles J. Schukai           63        Senior Vice President           7/1/88
M. Patricia Barrett          60        Vice President                  3/1/91
Charles A. Bremer            53        Vice President                 4/24/84
Donald W. Capone             62        Vice President                  7/1/88
William J. Carr              60        Vice President                 10/1/88
Jean M. Hannis               50        Vice President                  1/1/96
William E. Jaudes            60        Vice President and             4/23/85
                                       General Counsel                4/22/80
R. Alan Kelley               45        Vice President                  7/1/88
Michael J. Montana           51        Vice President                  7/1/88
Garry L. Randolph            49        Vice President                  3/1/91
Robert J. Schukai            59        Vice President                  7/1/88
William C. Shores            59        Vice President                  7/1/88
Samuel E. Willis             53        Vice President                 11/1/95
Ronald C. Zdellar            53        Vice President                  7/1/88
Warner L. Baxter             36        Controller                      8/1/96
James C. Thompson            58        Secretary                      12/1/82
Jerre E. Birdsong            43        Treasurer                       7/1/93

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

         Any additional information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1998 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM  11. EXECUTIVE COMPENSATION.

         Any information required to be reported by this item is included under "Compensation" in the Company's 1998 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

         Any information required to be reported by this item is included under "Security Ownership of Management" in the Company's 1998 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Any information required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1998 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this report:

         1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants
                                                                    Pages Herein

    Report of Independent Accountants .................................... 14
    Balance Sheet - December 31, 1997 and 1996 ........................... 15
    Statement of Income - Years 1997, 1996, and 1995 ..................... 16
    Statement of Cash Flows - Years 1997, 1996, and 1995 ................. 17
    Statement of Retained Earnings - Years 1997, 1996, and 1995 .......... 18
    Notes to Financial Statements ........................................ 19
    Valuation and Qualifying Accounts (Schedule II)
      Years 1997, 1996, and 1995 ......................................... 37


    Schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements.



         2.   Exhibits: See EXHIBITS beginning on Page 39

         (b) Reports on Form 8-K. During the last quarter of 1997, the Company filed a report on Form 8-K dated December 16, 1997 reporting the passage of legislation designed to introduce pricebased competition into the supply of electric energy in the State of Illinois and to provide a less regulated structure for Illinois electric utilities. Further, the Company filed a Form 8-K dated December 31, 1997 reporting completion of its merger transaction with CIPSCO.

                             UNION ELECTRIC COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                  Col. A.                           Col. B                    Col. C                Col. D.          Col. E
                  -------                           ------                    ------                -------          ------
                                                                             Additions
                                                                    ----------------------------
                                                                         (1)            (2)
                                                  Balance at        Charged to                                     Balance at
                                                   beginning         costs and       Charged to                       end of
                  Description                      of period         expenses     other accounts  Deductions          period
                  -----------                     -----------       ----------    --------------  ----------       ---------
Year ended December 31, 1997                                                                       (Note)

Reserves deducted in the balance sheet from assets to which they apply:

      Allowance for doubtful accounts            $5,195,332         $10,860,000                    $12,410,004    $3,645,328
                                                 ==========         ===========                    ===========    ==========

Year ended December 31, 1996

Reserves deducted in the balance sheet from assets to which they apply:

      Allowance for doubtful accounts            $6,924,965         $12,100,000                    $13,829,633    $5,195,332
                                                 ==========         ===========                    ===========    ==========

Year ended December 31, 1995

Reserves deducted in the balance sheet from assets to which they apply:

      Allowance for doubtful accounts            $6,277,378         $10,800,000                    $10,152,413    $6,924,965
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

                                              UNION ELECTRIC COMPANY
                                                  (Registrant)

                                              CHARLES W. MUELLER
                                                 President and
                                              Chief Executive Officer

Date    March 25, 1998                        By    /s/ James C. Thompson
     -----------------------                 ----------------------------
                                           (James C. Thompson, Attorney-in-Fact)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                                               Title

/s/ C. W. Mueller                President, Chief Executive Officer and Director
CHARLES W. MUELLER                                 (Principal Executive Officer)

/s/ Donald E. Brandt                                       Senior Vice President
DONALD E. BRANDT                    (Principal Financial and Accounting Officer)

/s/ W. E. Cornelius
WILLIAM E. CORNELIUS                                                    Director


THOMAS A. HAYS                                                          Director

/s/ T. H. Jacobsen
THOMAS H. JACOBSEN                                                      Director

/s/ Richard A. Liddy
RICHARD A. LIDDY                                                        Director


JOHN PETERS MacCARTHY                                                   Director

/s/ Paul L. Miller, Jr.
PAUL L. MILLER, JR.                                                     Director

/s/ Robert H. Quenon
ROBERT H. QUENON                                                        Director

/s/ Gary L. Rainwater
GARY L. RAINWATER                                                       Director

/s/ Harvey Saligman
HARVEY SALIGMAN                                                         Director

/s/ Janet McAfee Weakley
JANET MCAFEE WEAKLEY                                                    Director

                             By    /s/ James C. Thompson          March 25, 1998
                                   (James C. Thompson, Attorney-in-Fact)

                                    EXHIBITS

                             Exhibits Filed Herewith

  Exhibit No.                       Description

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

 4.4 - Indenture of Mortgage and Deed of Trust of the Company dated June 15, 1937, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941.(Registration No.2-4940,Exhibit B-1.)

 4.5        - Supplemental Indentures to Mortgage

        Dated as of               File Reference                Exhibit No.

      March 1, 1967              2-58274                                 2.9
      April 1, 1971              Form 8-K, April 1971                    6
      February 1, 1974           Form 8-K, February 1974                 3
      July 7, 1980               2-69821                                 4.6
      May 1, 1990                Form 10-K, 1990                         4.6
      December 1, 1991           33-45008                                4.4
      December 4, 1991           33-45008                                4.5
      January 1, 1992            Form 10-K, 1991                         4.6
      October 1, 1992            Form 10-K, 1992                         4.6
      December 1, 1992           Form 10-K, 1992                         4.7
      February 1, 1993           Form 10-K, 1992                         4.8
      May 1, 1993                Form 10-K, 1993                         4.6

  Exhibit No.                              Description

        Dated as of              File Reference                  Exhibit No.

 4.5 - (continued)
      August 1, 1993             Form 10-K, 1993                         4.7
      October 1, 1993            Form 10-K, 1993                         4.8
      January 1, 1994            Form 10-K, 1993                         4.9
      December 1, 1996           Form 10-K, 1996                         4.36

 4.6        - Series A Agreement of  Sale dated as of June 1, 1984  between  the
              State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Letter of Credit and Reimbursement Agreement dated as of June 1,1984 between Citibank, N.A. and the Company and Series A Trust Indenture dated as of June 1, 1984 between the Authority and Mercantile Trust Company National Association, as trustee. (Registration No. 2-96198, Exhibit 4.25.)

 4.7       - Reimbursement Agreement dated as of April 21, 1992 among Swiss Bank
             Corporation, various financial institutions, and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series A Trust Indenture date as of June 1, 1984. (1992 Form 10-K, Exhibit 4.23.)

 4.8       - Series B  Agreement of  Sale  dated  as of June 1, 1984 between the
             State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Reimbursement Agreement dated as of June 1, 1984 between Chemical Bank and the Company and Series B Trust Indenture dated as of June 1, 1984 between the Authorit and Mercantile Trust Company National Association, as trustee. (Registration No. 2-96198, Exhibit 4.26.)

 4.9       - Reimbursement  Agreement  dated as of April 22, 1988  between Union
             Bank of Switzerland and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series B Trust Indenture dated as of June 1, 1984. (June 30, 1988 Form 10-Q, Exhibit 4.2.)

 4.10      - Amendment and Extension Agreement  dated  as of June 1, 1990 to the
             Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company.(1990 Form 10-K, Exhibit 4.29.)

 4.11      - Amendment and Extension Agreement dated  as of June 1, 1991 to  the amended Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company.(1992 Form 10-K, Exhibit 4.27.)

 4.12 - Amendment Agreement dated as of June 1, 1992 to the amended Reimbursement Agreement dated as of April 22, 1988 between Union Bank of Switzerland and the Company.(1992 Form 10-K, Exhibit 4.28.)

  Exhibit No.                              Description

 4.13      - Series 1985 A   Reaffirmation Agreement  and  Second  Supplement to
             Agreement of Sale dated as of June 1, 1985 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Series 1985 A Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company and Series 1985 A Trust Indenture dated as of June 1, 1985 between the Authority and Mercantile Trust Company National Association, as trustee and Texas Commerce Bank National Association, as co-trustee. (June 30, 1985 Form 10-Q,
             Exhibit 4.1.)

 4.14      - Amendment and Extension Agreement dated as of June 1, 1988 revising the Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company. (June 30, 1988 Form 10-Q,
             Exhibit 4.4.)

 4.15      - Amendment and Extension Agreement dated as of June 1, 1990 revising the Reimbursement Agreement dated as of June 1, 1985, as amended between Union Bank of Switzerland and the Company. (1990 Form 10-K
             Exhibit 4.37.)

 4.16      - Amendment and Extension Agreement dated as of June 1, 1991   to the
             amended Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company. (1992 Form 10-K, Exhibit 4.32.)

 4.17 - Amendment Agreement dated as of June 1, 1992 to the amended Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company.(1992 Form 10-K, Exhibit 4.33.)

 4.18      - Series 1985 B  Reaffirmation  Agreement  and  Third  Supplement  to
             Agreement of Sale dated as of June 1, 1985 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Series 1985 B Reimbursement Agreement dated as of June 1, 1985 between The Long-term Credit Bank of Japan, Limited and the Company and Series 1985 B Trust Indenture dated as of June 1, 1985 between the Authority and Mercantile Trust Company National Association, as trustee and Texas Commerce Bank National Association, as co-trustee.(June 30, 1985 Form 10-Q, Exhibit 4.2.)

 4.19      - Reimbursement  Agreement  dated  as  of  February 1,  1993  between
             Westdeutsche Landesbank Girozentrale and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series 1985 B Trust Indenture dated as of June 1, 1985. (1992 Form 10-K, Exhibit 4.35.)

 4.20      - Loan  Agreement  dated   as  of  May  1,  1990  between  the  State
             Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Indenture of Trust dated as of May 1, 1990 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1990 Form 10-K, Exhibit 4.40.)

  Exhibit No.                              Description
 4.21      - Loan Agreement  dated  as  of December 1, 1991  between  the  State
             Environmental Improvement and Energy Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1991 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1992 Form 10-K, Exhibit 4.37.)

 4.22      - Loan Agreement  dated as  of December 1, 1992,  between  the  State
             Environmental Improvement and Energy Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1992 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1992 Form 10-K, Exhibit 4.38.)

 4.23      - Fuel Lease  dated as of  February  24,  1981  between  the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel. (1980 Form 10-K, Exhibit 10.20.)

 4.24      - Amendments to Fuel Lease dated  as of  May 8,  1984 and October 15,
             1984, respectively, between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel. (Registration No. 2-96198, Exhibit 4.28.)

 4.25 - Amendment to Fuel Lease dated as of October 15, 1986 between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel.(September 30, 1986 Form 10-Q, Exhibit 4.3.)

 4.26      - Credit Agreement dated  as of  August 15, 1989  among  the Company,
             Certain Lenders, The First National Bank of Chicago, as Agent and Swiss Bank Corporation, Chicago Branch, as Co-Agent. (September 30, 1989 Form 10-Q, Exhibit 4.)

 4.27 - Amendment dated as of October 26, 1992, to the Credit Agreement dated as of November 8,1991 between the Company, Certain Banks and Chemical Bank, as Agent. (1992 Form 10-K, Exhibit 4.44.)

10.7       - Change of Control Severance Plan.  (1995 Form 10-K, Exhibit 10.8.)

Note: Reports of the Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under file number 1-2967.