Form 10-Q
period 1998-03-31
UNION ELECTRIC CO
filed 1998-05-13
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended March 31, 1998

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


                             Yes X .        No .


Shares outstanding of each of registrant's classes of common stock as of April 30, 1998:
    Common Stock, $5 par value - 102,123,834

                             Union Electric Company

                                      Index

                                                                        Page No.

Part I            Financial Information (Unaudited)

                  Management's Discussion and Analysis .....................   2

                  Balance Sheet
                  - March 31, 1998 and December 31, 1997 ...................   6

                  Statement of Income
                  - Three months and 12 months ended
                    March 31, 1998 and 1997 ................................   7

                  Statement of Cash Flows
                  - Three months ended March 31, 1998 and 1997 .............   8

                  Notes to Financial Statements ............................   9



Part II           Other Information

                    PART I. FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Union Electric Company (AmerenUE or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a newly created holding company which is registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, AmerenUE and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC), becoming wholly-owned subsidiaries of Ameren (the Merger).

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 9, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1997 Annual Report included in its 1997 Form 10-K.

RESULTS OF OPERATIONS

Earnings
First quarter 1998 earnings of $28 million declined $1 million compared to 1997 first quarter earnings. Earnings for the 12 months ended March 31, 1998 were $292 million, a $7 million increase from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended March 31, 1998, were $327 million.

Earnings fluctuated due to many conditions, the primary ones being: weather variations, credits to electric customers, sales growth, fluctuating operating costs, the write-off of certain generation-related regulatory assets and liabilities, and merger-related costs. The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 1998, and 1997 are detailed below.

Electric Operations


Electric Operating Revenues       Variations for periods ended March 31, 1998
                                       from comparable prior-year periods
-------------------------------- ------------------ ---- --------------------
(Millions of Dollars)              Three Months              Twelve Months
-------------------------------- ------------------ ---- --------------------
Credit to customers                $        2                $        28
Effect of abnormal weather                (10)                         5
Growth and other                           15                         20
Interchange sales                         (12)                       (20)
-------------------------------- ------------------ ---- --------------------
                                   $       (5)               $        33
-------------------------------- ------------------ ---- --------------------


The $5 million decrease in first quarter electric revenues compared to the year-ago quarter was primarily due to milder weather and decreased interchange sales. Weather-sensitive residential kilowatthour sales decreased 2 percent, while commercial sales remained flat and industrial sales increased 2 percent, reflecting a strong regional economy. Interchange sales declined 14 percent due to decreased sales opportunities.

The increase in electric revenues for the 12 months ended March 31, 1998, compared to the prior 12-month period was primarily due to a lower estimated Missouri customer credit recorded during the period, partially offset by a 13 percent decline in interchange sales. Residential sales remained flat, while commercial and industrial sales increased 1 percent and 3 percent, respectively, due to the strong regional economy.


Fuel and Purchased Power                 Variations for periods ended March 31, 1998
                                              from comparable prior-year periods
---------------------------------------- ------------------  ---------------------
(Millions of Dollars)                      Three Months           Twelve Months
---------------------------------------- ------------------  ---------------------
Fuel:
    Variation in generation                $        3             $         18
    Price                                           2                      (11)
    Generation efficiencies and other               -                        -
Purchased power variation                          (9)                     (16)
---------------------------------------- ------------------  ---------------------
                                           $       (4)            $         (9)
---------------------------------------- ------------------  ---------------------

The decrease in fuel and purchased power costs for the three months ended March 31, 1998 versus the comparable prior year quarter was primarily due to reduced purchased power costs resulting from relatively flat native load sales and decreased interchange sales.

The decrease in fuel and purchased power costs for the 12 months ended March 31, 1998 versus the year-ago period was driven mainly by reduced purchased power costs, resulting from relatively flat native load sales and lower interchange sales as well as lower fuel prices, offset in part by greater generation.

Gas Operations
The $4 million decrease in gas revenues for the three months ended March 31, 1998 compared to the comparable prior-year period was driven by lower gas costs reflected in the purchased gas adjustment clause, partially offset by the annual $11.5 million Missouri gas rate increase effective February 1998. Gas revenues for the 12-month period ended March 31, 1998 decreased $6 million compared to the same year-ago period due to lower gas costs reflected in the purchased gas adjustment clauses as well as lower dekatherm sales, partially offset by the Missouri gas rate increase.

Gas costs for the three months ended March 31, 1998 decreased $8 million compared to the year-ago quarter primarily due to lower gas prices while dekatherm sales remained flat. The $12 million decline in gas costs for the 12 months ended March 31, 1998 compared to the prior 12-month period was due to lower gas prices and a decline in dekatherm sales.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses for the three months and 12 months ended March 31, 1998 increased $5 million and $25 million, respectively, compared to the same year-ago periods due to increases in information system-related costs, automated meter costs and advertising expenses.

Maintenance expenses for the first quarter of 1998 decreased $1 million compared to the year-ago quarter due to less scheduled fossil plant maintenance. The $8 million decrease in maintenance expenses for the 12-month period ended March 31, 1998 compared to the prior 12-month period was due to the absence of a Callaway Plant refueling in the period ended March 31, 1998, partially offset by increased scheduled fossil plant maintenance. In April 1998, the Callaway Plant commenced its scheduled refueling outage. The refueling outage was completed in early May 1998.

Depreciation and amortization expense for the three-month and 12-month periods ended March 31, 1998, increased $3 million and $8 million, respectively, versus the comparable 1997 periods, primarily due to increased depreciable property and amortization of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under the conditions of the Merger agreement.

In March 1998, Ameren announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and a targeted voluntary separation plan. The Registrant expects that the voluntary separation plan will result in a charge to earnings in the third quarter of 1998 once it is known the number of employees that will accept the terms of the plan. At this time, the Registrant is unable to estimate the expected charge to earnings resulting from the voluntary separation plan.

Taxes
Income taxes charged to operating expenses for the three months ended March 31, 1998 increased $3 million versus the comparable 1997 period primarily due to higher pretax income and a higher effective tax rate. The $5 million increase in income taxes charged to operating expenses for the 12 months ended March 31, 1998 compared to the year-ago period was primarily due to higher pre-tax income.

Other Income and Deductions
Miscellaneous, net increased $14 million for the 12-month period ended March 31, 1998 compared to the year-ago period primarily due to the reversal of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under conditions of the Merger agreement.

Interest
Interest charges for the three months ended March 31, 1998, decreased $1 million versus the prior-year period, primarily due to the redemption of $40 million of First Mortgage Bonds in March 1997. The $4 million increase in interest expense for the 12 months ended March 31, 1998 compared to the prior 12-month period was primarily due to higher debt outstanding during the year at higher interest rates.

Balance Sheet
The $39 million decrease in trade accounts receivable and unbilled revenues was due primarily to lower revenues in February and March 1998 compared to November and December 1997.

Changes in accounts and wages payable and other taxes accrued result from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $62 million for the three months ended March 31, 1998, compared to $66 million during the same 1997 period.

Cash flows used in investing activities totaled $45 million and $73 million for the three months ended March 31, 1998 and 1997, respectively. Construction expenditures for the three months ended March 31, 1998 for constructing new or improving existing facilities, and complying with the Clean Air Act were $43 million. In addition, the Registrant expended $4 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

Cash flows used in financing activities were $11 million for the three months ended March 31, 1998, compared to $17 million provided by financing activities during the same 1997 period. The Registrant's principal financing activities for the three months ended March 31, 1998 included the issuance of long-term debt of $65 million, the issuance of short-term debt of $22 million, the redemption of $25 million of long-term debt and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At March 31, 1998, the Registrant had committed bank lines of credit aggregating $154 million (of which $111 million were unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At March 31, 1998, the Registrant had $43 million of short-term borrowings.

The Registrant also has a bank credit agreement due 1999 which permits the borrowing of up to $300 million on a long-term basis. At March 31, 1998, $75 million of such borrowings were outstanding.

Additionally, the Registrant has a lease agreement which provides for the financing of nuclear fuel. At March 31, 1998, the maximum amount which could be financed under the agreement was $120 million. Cash provided from financing for the first quarter of 1998 included issuances under the lease for nuclear fuel of $1 million, offset in part by $10 million of redemptions. At March 31, 1998, $109 million was financed under the lease.

RATE MATTERS

As a result of the Electric Service Customer Choice and Rate Relief Law of 1997 providing for electric utility restructuring in Illinois, AmerenUE filed a proposal with the Illinois Commerce Commission to eliminate the electric fuel
adjustment clause for Illinois retail customers, thereby including a historical level of fuel costs in base rates. The ICC approved AmerenUE's filing on April 28, 1998.

ACCOUNTING MATTERS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. SFAS 132 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs which are currently expensed by the Registrant may be capitalized and amortized over some future period. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. At this time, the Registrant is unable to determine the impact of SOP 98-1 on its financial position or results of operations upon adoption.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.

                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                                  March 31, December 31,
ASSETS                                                              1998         1997
------                                                           ----------  -----------
Property and plant, at original cost:
   Electric                                                      $8,838,528   $8,832,039
   Gas                                                              200,127      197,959
   Other                                                             36,023       36,023
                                                                 ----------   ----------
                                                                  9,074,678    9,066,021
Less accumulated depreciation and amortization                    3,924,812    3,866,925
                                                                 ----------   ----------
                                                                  5,149,866    5,199,096
Construction work in progress:
   Nuclear fuel in process                                          139,306      134,804
   Other                                                             74,060       68,074
                                                                 ----------   ----------
         Total property and plant, net                            5,363,232    5,401,974
                                                                 ----------   ----------
Investments and other assets:
   Nuclear decommissioning trust fund                               147,304      122,438
   Other                                                             42,839       33,315
                                                                 ----------   ----------
         Total investments and other assets                         190,143      155,753
                                                                 ----------   ----------
Current assets:
   Cash and cash equivalents                                          8,998        3,232
   Accounts receivable - trade (less allowance for doubtful
         accounts of $4,104 and $3,645, respectively)               164,993      179,708
   Unbilled revenue                                                  47,233       71,156
   Other accounts and notes receivable                               53,689       41,028
   Materials and supplies, at average cost -
      Fossil fuel                                                    45,762       49,574
      Other                                                          98,060       97,375
   Other                                                             18,359       11,040
                                                                 ----------   ----------
         Total current assets                                       437,094      453,113
                                                                 ----------   ----------
Regulatory assets:
   Deferred income taxes                                            610,893      611,740
   Other                                                            174,894      179,705
                                                                 ----------   ----------
         Total regulatory assets                                    785,787      791,445
                                                                 ----------   ----------
Total Assets                                                     $6,776,256   $6,802,285
                                                                 ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, authorized 150,000,000 shares -
      outstanding 102,123,834 shares                             $  510,619   $  510,619
   Other paid-in capital, principally premium on
     common stock                                                   701,896      716,879
   Retained earnings                                              1,126,473    1,159,956
                                                                 ----------   ----------
         Total common stockholders' equity                        2,338,988    2,387,454
   Preferred stock not subject to mandatory redemption              155,197      155,197
   Long-term debt                                                 1,875,497    1,846,482
                                                                 ----------   ----------
         Total capitalization                                     4,369,682    4,389,133
                                                                 ----------   ----------
Current liabilities:
   Current maturity of long-term debt                                30,687       28,797
   Short-term debt                                                   43,000       21,300
   Accounts and wages payable                                        95,182      188,014
   Accumulated deferred income taxes                                 42,715       35,809
   Taxes accrued                                                    142,426       94,167
   Other                                                            136,821      142,859
                                                                 ----------   ----------
         Total current liabilities                                  490,831      510,946
                                                                 ----------   ----------
Accumulated deferred income taxes                                 1,261,256    1,264,800
Accumulated deferred investment tax credits                         148,516      149,891
Regulatory liability                                                169,507      175,638
Other deferred credits and liabilities                              336,464      311,877
                                                                 ----------   ----------
Total Capital and Liabilities                                    $6,776,256   $6,802,285
                                                                 ==========   ==========


                                       6

                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)




                                                                 Three Months Ended                 Twelve Months Ended
                                                                       March 31,                           March 31,
                                                          -------------------------------      --------------------
                                                                  1998          1997                 1998           1997
                                                                 ----           ----                 ----           ----

 OPERATING REVENUES:
    Electric                                                $   436,317    $   440,967          $ 2,183,921    $ 2,150,917
    Gas                                                          42,094         46,110               94,243        100,626
    Other                                                           174            181                  496            509
                                                            -----------    -----------          -----------    -----------
       Total operating revenues                                 478,585        487,258            2,278,660      2,252,052

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                                 111,777        116,191              495,581        504,758
       Gas                                                       19,979         27,509               55,923         67,731
       Other                                                    100,109         95,477              409,588        384,781
                                                            -----------    -----------          -----------    -----------
                                                                231,865        239,177              961,092        957,270
    Maintenance                                                  48,045         49,198              216,273        224,195
    Depreciation and amortization                                64,521         61,444              251,038        243,158
    Income taxes                                                 24,432         21,335              195,863        190,483
    Other taxes                                                  47,602         50,517              209,034        212,799
                                                            -----------    -----------          -----------    -----------
       Total operating expenses                                 416,465        421,671            1,833,300      1,827,905

 OPERATING INCOME                                                62,120         65,587              445,360        424,147

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used during
       construction                                               1,017            877                4,601          5,667
    Miscellaneous, net                                             (519)        (1,081)               7,896         (6,269)
                                                            -----------    -----------          -----------    -----------
       Total other income and deductions                            498           (204)              12,497           (602)

 INCOME BEFORE INTEREST CHARGES                                  62,618         65,383              457,857        423,545

 INTEREST CHARGES:
    Interest                                                     34,160         35,180              137,656        133,966
    Allowance for borrowed funds used during construction        (1,844)        (1,427)              (7,093)        (6,787)
                                                            -----------    -----------          -----------    -----------
    Net interest charges                                         32,316         33,753              130,563        127,179

 INCOME BEFORE EXTRAORDINARY CHARGE                              30,302         31,630              327,294        296,366
                                                            -----------    -----------          -----------    -----------

 EXTRAORDINARY CHARGE (NET OF
 INCOME TAXES)                                                     --             --                (26,967)          --
                                                            -----------    -----------          -----------    -----------

 NET INCOME                                                      30,302         31,630              300,327        296,366

 PREFERRED STOCK DIVIDENDS                                        2,204          2,204                8,817         12,141
                                                            -----------    -----------          -----------    -----------

NET INCOME AFTER PREFERRED
       STOCK DIVIDENDS                                      $    28,098    $    29,426          $   291,510    $   284,225
                                                            ===========    ===========          ===========    ===========




                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)




                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                            1998         1997
Cash Flows From Operating:
   Net income                                          $  30,302    $  31,630
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     62,242       59,165
        Amortization of nuclear fuel                       9,617        9,834
        Allowance for funds used during construction      (2,861)      (2,304)
        Deferred income taxes, net                        (1,922)        (296)
        Deferred investment tax credits, net              (1,375)      (1,543)
        Changes in assets and liabilities:
           Receivables, net                               25,977       44,750
           Materials and supplies                          3,127        8,238
           Accounts and wages payable                    (92,832)    (105,857)
           Taxes accrued                                  48,259       45,966
           Other, net                                    (18,690)     (24,028)
                                                       ---------    ---------
Net cash provided by operating activities                 61,844       65,555

Cash Flows From Investing:
   Construction expenditures                             (43,186)     (71,942)
   Allowance for funds used during construction            2,861        2,304
   Nuclear fuel expenditures                              (4,422)      (3,722)
                                                       ---------    ---------
Net cash used in investing activities                    (44,747)     (73,360)

Cash Flows From Financing:
   Dividends on common stock                             (61,581)     (64,849)
   Dividends on preferred stock                           (2,204)      (2,204)
   Redemptions -
      Nuclear fuel lease                                 (10,407)      (4,615)
      Long-term debt                                     (25,000)     (40,000)
      Preferred stock                                       --        (63,924)
   Issuances -
      Nuclear fuel lease                                   1,161       11,910
      Short-term debt                                     21,700       22,600
      Long-term debt                                      65,000      158,000
                                                       ---------    ---------
Net cash provided by (used in) financing activities      (11,331)      16,918

Net increase in cash and cash equivalents                  5,766        9,113
Cash and cash equivalents at beginning of year             3,232        4,897
                                                       ---------    ---------
Cash and cash equivalents at end of period             $   8,998    $  14,010
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  19,210    $  20,981
   Income taxes, net                                   $  (3,072)   $       1



                                       8

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1998

Note 1 - Effective December 31, 1997, following the receipt of all required state and federal regulatory approvals, Union Electric Company (AmerenUE or the Company) and CIPSCO Incorporated (CIPSCO) combined to form Ameren Corporation (Ameren)(the Merger).

Note 2 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1997 Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

Note 3 - In the opinion of the Registrant the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Registrant's financial statements were prepared to permit the information required in the Financial Data Schedule (FDS), Exhibit 27, to be directly extracted from the filed statements. The FDS amounts correspond to or are calculable from the amounts reported in the financial statements or notes thereto.

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 1998 and 1997 are not necessarily indicative of trends for any three-month or twelve-month period.

Note 5 - On July 21, 1995, the Missouri Public Service Commission (MoPSC) approved an agreement involving the Registrant's Missouri electric rates. The Agreement included a three-year experimental alternative regulation plan that provides that earnings in excess of a 12.61 percent regulatory return on equity
(ROE) will be shared equally between customers and shareholders and earnings above 14 percent ROE will be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. During the three months ended March 31, 1998, the Registrant recorded an estimated $10 million credit for the third year of the plan compared to $20 million recorded for 1997. This credit, which the Registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ending June 30, 1998.

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the current plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above 16 percent ROE would be credited entirely to customers.

Note 6 - Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" became effective on January 1, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements with the same prominence as other financial statement components. Adoption of SFAS 130 did not have a material effect on the financial position, results of operations, liquidity or presentation of financial information of the Registrant.

                           PART II. OTHER INFORMATION


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the annual meeting of stockholders of the Registrant held on April 28, 1998, the following matter was presented to the meeting for a vote and the results of such voting are as follows:



            Item (1)      Election of Directors.
                                                                                          Non-Voted
                   Name                              For                Withheld            Brokers
        Paul A. Agathen.........................  104,211,083            17,752                 0
        Donald E. Brandt........................  104,210,108            18,552                 0
        Charles W. Mueller......................  104,211,083            17,752                 0
        Gary L. Rainwater.......................  104,210,683            18,152                 0
        Charles J. Schukai......................  104,210,314            17,852                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                Exhibit 12               -   Computation of Ratio of Earnings to
                                             Fixed Charges and Preferred Stock
                                             Dividend Requirements, 12 Months
                                             Ended March 31, 1998.

                Exhibit 27               -   Financial Data Schedule.

               (b) Reports on Form 8-K. During the quarter, the Registrant filed a report on Form 8-K dated January 20, 1998 reporting the impact of utility restructuring legislation in Illinois and the expectation of lower earnings for 1998.




                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                UNION ELECTRIC COMPANY
                                                     (Registrant)



May 13, 1998                               By        /s/ Donald E. Brandt
                                              ---------------------------
                                                         Donald E. Brandt
                                                       Senior Vice President
                                                  Finance and Corporate Services