Form 10-Q
period 1998-06-30
UNION ELECTRIC CO
filed 1998-08-13
CIK 100826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 1998

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


                             Yes    X   .    No       .


Shares outstanding of each of registrant's classes of common stock as of July 31, 1998:
    Common Stock, $5 par value - 102,123,834

                             Union Electric Company

                                      Index

                                                                  Page No.

Part I       Financial Information (Unaudited)

             Management's Discussion and Analysis                    2

             Balance Sheet
             - June 30, 1998 and December 31, 1997                   6

             Statement of Income
             - Three months, six months and 12 months ended
               June 30, 1998 and 1997                                7

             Statement of Cash Flows
             - Six months ended June 30, 1998 and 1997               8

             Notes to Financial Statements                           9



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

RESULTS OF OPERATIONS

Earnings
Second quarter 1998 earnings of $64 million declined $3 million compared to 1997 second quarter earnings. Earnings for the six months ended June 30, 1998 decreased $5 million from the year-ago period to $92 million. Earnings for the 12 months ended June 30, 1998, were $288 million, a $3 million decrease from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended June 30, 1998, were $324 million.

Earnings fluctuated due to many conditions, the primary ones being: weather variations, credits to electric customers, sales growth, fluctuating operating costs, the write-off of certain generation-related regulatory assets and liabilities, and merger-related costs. The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 1998, and 1997 are detailed below.

Electric Operations


Electric Operating Revenues        Variations for periods ended June 30, 1998
                                        from comparable prior-year periods
------------------------------ ---------------- --------------- ----------------
(Millions of Dollars)            Three Months      Six Months    Twelve Months
------------------------------ ---------------- --------------- ----------------
Credit to customers              $    (26)          $    (24)      $    (22)
Effect of abnormal weather             33                 22             53
Growth and other                       31                 47             63
Interchange sales                       -                (12)           (29)
------------------------------ ---------------- --------------- ----------------
                                 $     38           $     33       $     65
------------------------------ ---------------- --------------- ----------------

The $38 million increase in second quarter electric revenues compared to the year-ago quarter was primarily due to warm weather, a strong regional economy and benefits realized from elimination of the retail electric fuel adjustment clause in the Registrant's Illinois jurisdiction effective May 1998, partially offset by increased credits to Missouri electric customers (see Note 5 under Notes to Financial Statements for further information). Weather-sensitive residential kilowatthour sales increased 18 percent, commercial sales increased 7 percent and industrial sales increased 1 percent.

Electric revenues for the first six months of 1998 increased $33 million over the same period in 1997 primarily due to warm weather and benefits realized from elimination of the retail electric fuel adjustment clause in the Registrant's Illinois jurisdiction in the second quarter of 1998, partially offset by increased credits to customers (see Note 5 under Notes to Financial Statements for further information) and a decrease in interchange sales. Residential, commercial, and industrial sales increased 7 percent, 3 percent, and 2 percent, respectively, due to the strong regional economy. Interchange sales decreased 37 percent due to decreased sales opportunities.

The increase in electric revenues for the 12 months ended June 30, 1998, compared to the prior 12-month period was primarily due to favorable weather, partially offset by a higher estimated Missouri customer credit recorded during the period (see Note 5 under Notes to Financial Statements for further information) and a 37 percent decline in interchange sales. Residential sales increased 6 percent, while commercial and industrial sales increased 3 percent and 2 percent, respectively, due to the strong regional economy.


Fuel and Purchased Power              Variations for periods ended June 30, 1998
                                           from comparable prior-year periods
------------------------------------ -------------- ------------ ---------------
(Millions of Dollars)                 Three Months   Six Months   Twelve Months
------------------------------------ -------------- ------------ ---------------
Fuel:
  Variation in generation                $ (9)          $ (6)        $ (6)
  Price                                     4              6           (2)
  Generation efficiencies and other         2              2            2
Purchased power variation                  25             15           29
------------------------------------ -------------- ------------ ---------------
                                         $ 22           $ 17         $ 23
------------------------------------ -------------- ------------ ---------------


The increase in fuel and purchased power costs for the three, six, and twelve months ended June 30, 1998, versus the comparable prior year periods was primarily due to increased sales volumes and higher purchased power prices.

While unprecedented prices for power purchases occurred in the marketplace during the last week of June 1998, the Registrant was able to effectively manage its power costs in the face of soaring wholesale electricity prices. Overall, the abnormally high prices for power purchases in June had little impact on the Registrant's financial results for the periods presented.

Gas Operations
Gas revenues for the six and twelve month periods ended June 30, 1998, decreased $3 million and $4 million, respectively, compared to the same year-ago periods due to an overall decrease in dekatherm sales due to milder winter weather, partially offset by the annual $11.5 million Missouri gas rate increase effective February 1998.

Gas costs for the six and twelve months ended June 30, 1998, decreased $9 million and $12 million, respectively, compared to the same year-ago periods primarily due to lower gas prices and a decline in dekatherm sales.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses for the three, six, and twelve months ended June 30, 1998, increased $21 million, $26 million, and $43 million, respectively, compared to the same year-ago periods primarily due to an increase in injuries and damages expense and increased information system-related costs and professional services expenses.

Maintenance expenses for the three and six months ended June 30, 1998, increased $5 million and $4 million, respectively, compared to the year-ago periods primarily due to the costs of refueling the Callaway Nuclear Plant, partially offset by a reduction in scheduled fossil plant maintenance. The spring 1998 scheduled refueling was completed in 31 days. The $3 million decrease in maintenance expenses for the 12-month period ended June 30, 1998, compared to the prior 12-month period was due to decreased scheduled fossil plant maintenance.

Depreciation and amortization expense for the three, six, and twelve-month periods ended June 30, 1998, increased $3 million, $6 million, and $9 million, respectively, versus the comparable 1997 periods, primarily due to increased depreciable property and amortization of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under the conditions of the Missouri Public Service Commission (MoPSC) order approving the Merger.

In March 1998, Ameren announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and a targeted voluntary separation plan (the Plan). In July 1998, Ameren offered separation packages to employees whose positions are to be eliminated through the Plan. The Registrant expects that the Plan will result in a charge to earnings in the third quarter of 1998 once the number of employees that will accept the terms of the Plan is known. At this time, the Registrant is unable to estimate the expected charge to earnings resulting from the Plan.

Other Income and Deductions
Miscellaneous, net for the three months and six months ended June 30, 1998, increased $3 million and $4 million, respectively, versus the comparable 1997 periods, primarily due to reduced merger-related costs. Miscellaneous, net increased $17 million for the 12-month period ended June 30, 1998, compared to the year-ago period primarily due to the reversal of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under conditions of the MoPSC order approving the Merger.

Balance Sheet
The $82 million increase in trade accounts receivable and unbilled revenues was due primarily to higher revenues in May and June 1998 compared to November and December 1997.

Changes in accounts and wages payable and other taxes accrued result from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $158 million for the six months ended June 30, 1998, compared to $198 million during the same 1997 period.

Cash flows used in investing activities totaled $104 million and $151 million for the six months ended June 30, 1998 and 1997, respectively. Construction expenditures for the six months ended June 30, 1998 for constructing new or improving existing facilities, and complying with the Clean Air Act were $101 million. In addition, the Registrant expended $9 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

Cash flows used in financing activities were $44 million for the six months ended June 30, 1998, compared to $38 million during the same 1997 period. The Registrant's principal financing activities for the six months ended June 30, 1998, included the issuance of long-term debt of $149 million, the redemption of short-term debt and the nuclear fuel lease of $21 million and $51 million, respectively, and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $1.1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At June 30, 1998, the Registrant had committed bank lines of credit aggregating $154 million (all of which were unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At June 30, 1998, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2000 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and $116 million was available at June 30, 1998.

Additionally, the Registrant has a lease agreement which provides for the financing of nuclear fuel. At June 30, 1998, the maximum amount which could be financed under the agreement was $120 million. Cash provided from financing for the first six months of 1998 included redemptions under the lease for nuclear fuel of $51 million, offset in part by $8 million of issuances. At June 30, 1998, $75 million was financed under the lease.

RATE MATTERS

As a result of the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois, AmerenUE filed a proposal with the Illinois Commerce Commission to eliminate the electric fuel adjustment clause for Illinois retail customers, thereby including a historical level of fuel costs in base rates. The ICC approved AmerenUE's filing on April 28, 1998.

In June 1998, the Registrant filed a residential rate reduction tariff with the ICC to comply with the requirements of the Law. Under provisions of the Law, a rate decrease of 5 percent will become effective for Illinois residential electric customers beginning August 1, 1998.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives in the balance sheet measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged, but permitted only as of the beginning of any fiscal quarter that begins after issuance of the standard. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. SFAS 132 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

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

                             UNION ELECTRIC COMPANY
                             ----------------------
                                  BALANCE SHEET
                                  -------------
                                    UNAUDITED
                                    ---------
                      (Thousands of Dollars, Except Shares)


                                                                  June 30,  December 31,
ASSETS                                                              1998       1997
------                                                          ----------- -----------
Property and plant, at original cost:
   Electric                                                      $8,919,032  $8,832,039
   Gas                                                              202,808     197,959
   Other                                                             36,023      36,023
                                                                 ----------  ----------
                                                                  9,157,863   9,066,021
   Less accumulated depreciation and amortization                 3,983,466   3,866,925
                                                                 ----------  ----------
                                                                  5,174,397   5,199,096
Construction work in progress:
   Nuclear fuel in process                                           97,088     134,804
   Other                                                             86,015      68,074
                                                                 ----------  ----------
         Total property and plant, net                            5,357,500   5,401,974
                                                                 ----------  ----------
Investments and other assets:
   Nuclear decommissioning trust fund                               148,699     122,438
   Other                                                             40,667      33,315
                                                                 ----------  ----------
         Total investments and other assets                         189,366     155,753
                                                                 ----------  ----------
Current assets:
   Cash and cash equivalents                                         12,925       3,232
   Accounts receivable - trade (less allowance for doubtful
         accounts of $5,336 and $3,645, respectively)               229,433     179,708
   Unbilled revenue                                                 103,703      71,156
   Other accounts and notes receivable                               53,552      41,028
   Materials and supplies, at average cost -
      Fossil fuel                                                    53,605      49,574
      Other                                                          95,779      97,375
   Other                                                             15,130      11,040
                                                                 ----------  ----------
         Total current assets                                       564,127     453,113
                                                                 ----------  ----------
Regulatory assets:
   Deferred income taxes                                            610,047     611,740
   Other                                                            170,589     179,705
                                                                 ----------  ----------
         Total regulatory assets                                    780,636     791,445
                                                                 ----------  ----------
Total Assets                                                     $6,891,629  $6,802,285
                                                                 ==========  ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, authorized 150,000,000 shares -
      outstanding 102,123,834 shares                             $  510,619  $  510,619
   Other paid-in capital, principally premium on
     common stock                                                   701,896     716,879
   Retained earnings                                              1,128,939   1,159,956
                                                                 ----------  ----------
         Total common stockholders' equity                        2,341,454   2,387,454
   Preferred stock not subject to mandatory redemption              155,197     155,197
   Long-term debt                                                 1,967,807   1,846,482
                                                                 ----------  ----------
         Total capitalization                                     4,464,458   4,389,133
                                                                 ----------  ----------
Current liabilities:
   Current maturity of long-term debt                                12,740      28,797
   Short-term debt                                                     --        21,300
   Accounts and wages payable                                       146,036     188,014
   Accumulated deferred income taxes                                 43,517      35,809
   Taxes accrued                                                    151,758      94,167
   Other                                                            158,858     142,859
                                                                 ----------  ----------
         Total current liabilities                                  512,909     510,946
                                                                 ----------  ----------
Accumulated deferred income taxes                                 1,259,467   1,264,800
Accumulated deferred investment tax credits                         147,034     149,891
Regulatory liability                                                166,111     175,638
Other deferred credits and liabilities                              341,650     311,877
                                                                 ----------  ----------
Total Capital and Liabilities                                    $6,891,629  $6,802,285
                                                                 ==========  ==========


                             UNION ELECTRIC COMPANY
                             ----------------------
                               STATEMENT OF INCOME
                               -------------------
                                    UNAUDITED
                                    ---------
                             (Thousands of Dollars)



                                                Three Months Ended             Six Months Ended             Twelve Months Ended
                                                     June 30,                      June 30,                      June 30,
                                                1998           1997           1998           1997           1998           1997
                                                ----           ----           ----           ----           ----           ----

 OPERATING REVENUES:
    Electric                               $   574,962    $   537,494    $ 1,011,279    $   978,461    $ 2,221,389    $ 2,157,000
    Gas                                         13,621         12,359         55,715         58,469         95,505         99,055
    Other                                           93            101            267            282            488            508
                                           -----------    -----------    -----------    -----------    -----------    -----------
       Total operating revenues                588,676        549,954      1,067,261      1,037,212      2,317,382      2,256,563

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                135,847        114,329        247,624        230,520        517,099        494,331
       Gas                                       8,456          9,453         28,435         36,962         54,926         66,938
       Other                                   120,188         98,966        220,297        194,443        430,810        387,346
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                               264,491        222,748        496,356        461,925      1,002,835        948,615
    Maintenance                                 66,830         61,722        114,875        110,920        221,381        224,090
    Depreciation and amortization               64,254         61,220        128,775        122,664        254,072        244,677
    Income taxes                                45,831         48,293         70,263         69,628        193,401        194,132
    Other taxes                                 54,443         51,887        102,045        102,404        211,590        212,463
                                           -----------    -----------    -----------    -----------    -----------    -----------
       Total operating expenses                495,849        445,870        912,314        867,541      1,883,279      1,823,977

 OPERATING INCOME                               92,827        104,084        154,947        169,671        434,103        432,586

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used
       during construction                       1,201            953          2,218          1,830          4,849          4,499
    Miscellaneous, net                           1,409         (1,760)           890         (2,841)        11,065         (5,549)
                                           -----------    -----------    -----------    -----------    -----------    -----------
       Total other income and deductions         2,610           (807)         3,108         (1,011)        15,914
                                                                                                                           (1,050)

 INCOME BEFORE
    INTEREST CHARGES                            95,437        103,277        158,055        168,660        450,017        431,536

 INTEREST CHARGES:
    Interest                                    30,660         35,453         64,820         70,633        132,863        135,749
    Allowance for borrowed funds
       used during construction                 (1,474)        (1,818)        (3,318)        (3,245)        (6,749)        (6,274)
                                           -----------    -----------    -----------    -----------    -----------    -----------
    Net interest charges                        29,186         33,635         61,502         67,388        126,114        129,475

 INCOME BEFORE
    EXTRAORDINARY CHARGE                        66,251         69,642         96,553        101,272        323,903        302,061
                                           -----------    -----------    -----------    -----------    -----------    -----------

 EXTRAORDINARY CHARGE
    (NET OF INCOME TAXES)                         --             --             --             --          (26,967)          --
                                           -----------    -----------    -----------    -----------    -----------    -----------

 NET INCOME                                     66,251         69,642         96,553        101,272        296,936        302,061
                                           -----------    -----------    -----------    -----------    -----------    -----------

 PREFERRED STOCK DIVIDENDS                       2,205          2,205          4,409          4,409          8,817         11,033
                                           -----------    -----------    -----------    -----------    -----------    -----------

NET INCOME AFTER PREFERRED
    STOCK DIVIDENDS                        $    64,046    $    67,437    $    92,144    $    96,863    $   288,119    $   291,028
                                           ===========    ===========    ===========    ===========    ===========    ===========


                             UNION ELECTRIC COMPANY
                             ----------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                    UNAUDITED
                                    ---------
                             (Thousands of Dollars)



                                                            Six Months Ended
                                                               June 30,
                                                           -----------------
                                                           1998         1997
                                                           ----         ----
Cash Flows From Operating:
   Net income                                          $  96,553    $ 101,272
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    123,981      118,107
        Amortization of nuclear fuel                      16,182       19,901
        Allowance for funds used during construction      (5,536)      (5,075)
        Deferred income taxes, net                        (5,511)        (728)
        Deferred investment tax credits, net              (2,857)      (3,085)
        Changes in assets and liabilities:
           Receivables, net                              (94,796)     (13,623)
           Materials and supplies                         (2,435)      11,847
           Accounts and wages payable                    (41,978)     (96,619)
           Taxes accrued                                  57,591       74,364
           Other, net                                     16,742       (8,549)
                                                       ---------    ---------
Net cash provided by operating activities                157,936      197,812

Cash Flows From Investing:
   Construction expenditures                            (100,525)    (146,079)
   Allowance for funds used during construction            5,536        5,075
   Nuclear fuel expenditures                              (9,352)     (10,401)
                                                       ---------    ---------
Net cash used in investing activities                   (104,341)    (151,405)

Cash Flows From Financing:
   Dividends on common stock                            (123,161)    (129,697)
   Dividends on preferred stock                           (4,409)      (4,409)
   Redemptions -
      Nuclear fuel lease                                 (51,152)     (12,717)
      Short-term debt                                    (21,300)        --
      Long-term debt                                        --        (45,000)
      Preferred stock                                       --        (63,924)
   Issuances -
      Nuclear fuel lease                                   7,620       20,703
      Short-term debt                                       --         56,700
      Long-term debt                                     148,500      140,000
                                                       ---------    ---------
Net cash used in financing activities                    (43,902)     (38,344)

Net increase in cash and cash equivalents                  9,693        8,063
Cash and cash equivalents at beginning of year             3,232        4,897
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  12,925    $  12,960
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  63,904    $  62,799
   Income taxes, net                                   $  62,138    $  45,536



UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1998

Note 1 - Effective December 31, 1997, following the receipt of all required state and federal regulatory approvals, Union Electric Company (AmerenUE or the Registrant) and CIPSCO Incorporated (CIPSCO) combined to form Ameren Corporation (Ameren)(the Merger).

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 1998 and 1997, are not necessarily indicative of trends for any three-month, six-month, or twelve-month period.

Note 5 - On July 21, 1995, the Missouri Public Service Commission (MoPSC) approved an agreement involving the Registrant's Missouri electric rates. The Agreement included a three-year experimental alternative regulation plan that provides that earnings in excess of a 12.61 percent regulatory return on equity
(ROE) will be shared equally between customers and shareholders and earnings above 14 percent ROE will be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. During the six months ended June 30, 1998, the Registrant recorded an estimated $43 million credit for the third year of the plan compared to a $20 million credit recorded for 1997. This credit, which the Registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues.

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the current plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above 16 percent ROE will be credited entirely to customers. The joint agreement also provides for a Missouri electric rate decrease, effective September 1, 1998, based on the weather-adjusted average annual credits to customers under the current experimental alternative regulation plan.

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

                           PART II. OTHER INFORMATION


ITEM 5.        OTHER INFORMATION

         Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 1999 annual meeting of stockholders must be received by December 1, 1998.

         In addition, under the Registrant's By-Laws, shareholders who intend to submit a proposal in person at an Annual Meeting, or who intend to nominate a director at a Meeting, must provide advance written notice along with other prescribed information. In general, said notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the Meeting. For the Registrant's 1999 annual meeting of stockholders, such a proposal should be received not later than February 27, 1999 nor earlier than January 28, 1999.




ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits.

                      Exhibit 12  -   Computation of Ratio of Earnings to
                                      Fixed Charges and Preferred Stock
                                      Dividend Requirements, 12 Months
                                      Ended June 30, 1998.

                      Exhibit 27  -   Financial Data Schedule.

               (b)    Reports on Form 8-K.  None



                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                UNION ELECTRIC COMPANY
                                                      (Registrant)



August 13, 1998                           By        /s/ Donald E. Brandt
                                                  -----------------------
                                                        Donald E. Brandt
                                                     Senior Vice President
                                                Finance and Corporate Services