Form 10-Q
period 1998-09-30
UNION ELECTRIC CO
filed 1998-11-13
CIK 100826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1998

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


Shares outstanding of each of registrant's classes of common stock as of October
   31, 1998:
       Common Stock, $5 par value, held by Ameren Corporation (parent company of Registrant) - 102,123,834

                             Union Electric Company

                                      Index

                                                                        Page No.

Part I         Financial Information (Unaudited)

               Management's Discussion and Analysis                        2

               Balance Sheet
               - September 30, 1998 and December 31, 1997                  8

               Statement of Income
               - Three months, nine months and 12 months ended
                  September 30, 1998 and 1997                              9

               Statement of Cash Flows
               - Nine months ended September 30, 1998 and 1997            10

               Notes to Financial Statements                              11


Part II        Other Information                                          12

                    PART I. FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Union Electric Company (AmerenUE or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company which is registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, AmerenUE and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC), becoming wholly-owned subsidiaries of Ameren (the Merger).

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 10, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1997 Form 10-K.

RESULTS OF OPERATIONS

Earnings
Third quarter 1998 earnings of $204 million increased $23 million compared to 1997 third quarter earnings. Earnings for the nine months ended September 30, 1998 increased $18 million from the year-ago period to $296 million. Earnings for the twelve months ended September 30, 1998, were $311 million, a $20 million increase from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended September 30, 1998, were $338 million.

Earnings fluctuated due to many conditions, the primary ones being: weather variations, credits to electric customers, sales growth, fluctuating operating costs, the write-off of certain generation-related regulatory assets and liabilities, merger-related costs, and targeted separation plan expense. The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 1998, and 1997 are detailed below.


Electric Operations
Electric Operating Revenues                     Variations for periods ended September 30, 1998
                                                      from comparable prior-year periods
--------------------------------------------- ---------------- --------------- ------------------
(Millions of Dollars)                           Three Months     Nine Months      Twelve Months
--------------------------------------------- ---------------- --------------- ------------------
Credit to customers                                 $    -         $  (24)            $ (22)
Effect of abnormal weather                              42             64                66
Growth and other                                        (6)            41                50
Interchange sales                                       35             23                 9
--------------------------------------------- ------------------- ------------ ------------------
                                                   $    71          $ 104             $ 103
--------------------------------------------- ------------------- ------------ ------------------

The $71 million increase in third quarter electric revenues compared to the year-ago quarter was primarily due to warmer summer weather and increased interchange sales. Weather-sensitive residential and commercial sales increased 15 percent and 7 percent, respectively, while industrial sales increased 3 percent, due to the strong regional economy.

Electric revenues for the first nine months of 1998 increased $104 million over the same period in 1997 primarily due to warmer summer weather, growth in the service territory and increased interchange revenues, partially offset by increased credits to customers (see Note 5 under Notes to Financial Statements for further information). Residential, commercial, and industrial sales increased 10 percent, 5 percent, and 2 percent, respectively.

The $103 million increase in electric revenues for the 12 months ended September 30, 1998, compared to the prior 12-month period was primarily due to favorable weather and growth in the service territory, partially offset by a higher estimated Missouri customer credit recorded during the period (see Note 5 under Notes to Financial Statements for further information). Residential, commercial and industrial sales increased 9 percent, 4 percent, and 2 percent, respectively.

Fuel and Purchased Power                       Variations for periods ended September 30, 1998
                                                      from comparable prior-year periods
--------------------------------------------- ---------------- --------------- -----------------
(Millions of Dollars)                           Three Months     Nine Months     Twelve Months
--------------------------------------------- ---------------- --------------- -----------------
Fuel:
    Variation in generation                         $  15          $   7             $   6
     Price                                             (6)             1                (5)
     Generation efficiencies and other                  -              3                 2
Purchased power variation                              14             29                29
--------------------------------------------- ---------------- --------------- ----------------
                                                    $  23          $  40             $  32
--------------------------------------------- ---------------- --------------- ----------------

The increase in fuel and purchased power costs for the three, nine, and twelve months ended September 30, 1998, versus the comparable prior year periods was primarily due to increased sales volumes and higher purchased power prices.

While unprecedented prices for power purchases occurred in the marketplace during the last week of June 1998, the Registrant was able to effectively manage its power costs in the face of soaring wholesale electricity prices. Overall, the abnormally high prices for power purchases in June had little impact on the Registrant's financial results for the periods presented.

Gas Operations
Gas revenues were relatively flat compared to prior year due to lower sales resulting from milder winter weather, which were offset in part by the annual $11.5 million Missouri gas rate increase effective February 1998. Gas costs for the nine and twelve months ended September 30, 1998, decreased $9 million and $12 million, respectively, compared to the same year-ago periods primarily due to lower gas prices and a decline in sales.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases, in addition to a one-time charge for the targeted separation plan, as discussed below.

In March 1998, Ameren announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and a targeted separation plan (the TSP). In July 1998, Ameren offered separation packages to employees whose positions were to be eliminated through the TSP. In the third quarter of 1998, the Registrant recorded a one-time charge of $18 million (which reduced earnings $11 million) representing its share of costs incurred to implement the TSP. The Registrant expects that the hiring freeze and TSP will reduce its operating expenses by approximately $7 - $11 million in 1998 and $14 - $18 million annually thereafter.

Other operations expenses for the three months ended September 30, 1998, increased $20 million compared to the three months ended September 30, 1997, primarily due to the $18 million charge for the TSP.

Other operations expenses for the nine and twelve months ended September 30, 1998, increased $46 million and $53 million, respectively, compared to the same year-ago periods primarily due to the $18 million charge for the targeted separation plan and increases in injuries and damages expense, information system-related costs and professional services expenses.

Maintenance expenses for the three and 12-month periods ended September 30, 1998, decreased $3 million and $4 million, respectively, compared to the year-ago periods due to decreased scheduled fossil power plant maintenance. Maintenance expenses for the nine months ended September 30, 1998 were comparable to the same year-ago period as costs incurred to complete the refueling of the Callaway Nuclear Plant in 1998 were offset by higher scheduled fossil power plant maintenance in 1997.

Depreciation and amortization expense for the three, nine, and twelve-month periods ended September 30, 1998, increased $3 million, $9 million, and $11 million, respectively, versus the comparable 1997 periods, primarily due to increased depreciable property and amortization of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under the conditions of the Missouri Public Service Commission (MoPSC) order approving the Merger.

Taxes
Income taxes charged to operating expenses for the three, nine, and twelve months ended September 30, 1998 increased $14 million, $15 million, and $13 million, respectively, compared to the same year-ago periods due to higher pretax income.

Other Income and Deductions
Miscellaneous, net for the three months and nine months ended September 30, 1998, increased $6 million and $10 million, respectively, versus the comparable 1997 periods, primarily due to reduced merger-related costs. Miscellaneous, net increased $27 million for the 12-month period ended September 30, 1998, compared to the year-ago period primarily due to the reversal of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under conditions of the MoPSC order approving the Merger.

Balance Sheet
The $97 million increase in trade accounts receivable and unbilled revenues was due primarily to higher revenues in August and September 1998 compared to November and December 1997.

Changes in accounts and wages payable, other taxes accrued, and other current assets result from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $477 million for the nine months ended September 30, 1998, compared to $538 million during the same 1997 period.

Cash flows used in investing activities totaled $155 million and $209 million for the nine months ended September 30, 1998 and 1997, respectively. Construction expenditures for the nine months ended September 30, 1998 for constructing new or improving existing facilities, and complying with the Clean Air Act were $156 million. In addition, the Registrant expended $8 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

Cash flows used in financing activities were $298 million for the nine months ended September 30, 1998, compared to $307 million during the same 1997 period. The Registrant's principal financing activities for the nine months ended September 30, 1998, included the redemption of debt and the nuclear fuel lease of $56 million and $54 million, respectively, and the payment of dividends.

On September 4, 1998, the Registrant issued $160 million in long-term debt due 2033. The initial interest rates on the debt were determined by an auction procedure. The method for determining the interest rate may be changed from an auction rate to a daily rate, weekly rate, commercial paper rate or a long-term interest rate. The Registrant plans to use the proceeds to redeem existing long-term debt in December 1998.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $1.1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At September 30, 1998, the Registrant had committed bank lines of credit aggregating $154 million (all of which were unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At September 30, 1998, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2000 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and available at September 30, 1998.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At September 30, 1998, the maximum amount that could be financed under the agreement was $120 million. Cash provided from financing for the first nine months of 1998 included redemptions under the lease for nuclear fuel of $54 million, offset in part by $10 million of issuances. At September 30, 1998, $74 million was financed under the lease.

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

In June 1998, the Registrant filed a residential rate reduction tariff with the ICC to comply with the requirements of the Law. Under provisions of the Law, a rate decrease of 5 percent became effective for Illinois residential electric customers beginning August 1, 1998.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.

ENVIRONMENTAL ISSUES

In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. At that time, specific emission control requirements were still being developed. In September 1998, the EPA issued a final rule pertaining to nitrogen oxide emissions, which will require significant additional reductions in emissions from coal-fired boilers. Missouri (where all of the Registrant's coal-fired power plant boilers are located) is included in the area targeted for nitrogen oxide emissions reductions as part of the EPA's regional control program. Reduction requirements in nitrogen oxide emissions from the Registrant's coal-fired boilers will exceed 75 percent from 1990 levels by the year 2003. Because of the magnitude of these additional reductions, the Registrant will be required to incur significantly higher capital costs to meet future compliance obligations for its coal-fired boilers or to purchase power from other sources, either of which could have significantly higher operating expenses associated with compliance. The significant nitrogen oxide emissions reductions already achieved on several of the Registrant's coal-fired power plants will help to reduce the costs of compliance with this regulation.

It is not yet possible to determine the exact magnitude of the nitrogen oxide emission reductions required on the Registrant's power plants because each State has up to one year to develop a plan to comply with the EPA rule. However, preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the Registrant's units, as well as other additional controls.

The full details of these requirements are under study by the Registrant. Currently, the Registrant estimates that its additional capital expenditures to comply with these regulations could range from $125-$175 million over the period from 1999 to 2002. Associated operations and maintenance expenditures could increase $5-$8 million annually, beginning in 2003. The Registrant will explore alternatives to comply with these new regulations in order to minimize, to the extent possible, its capital costs and operating expenses. At this time, the Registrant is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

YEAR 2000 ISSUE

The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurs, certain date-sensitive systems need to be able to recognize the year as 2000 and not as 1900. This inability to recognize or properly treat the year as 2000 may cause these systems to process critical financial and operational information incorrectly. The Registrant's primary concern is the potential for any interruption in providing electric and gas service to customers, as well as the potential to be unable to process critical financial and operational information on a timely basis, including billing its customers, if appropriate steps are not taken to address this issue.

Management has developed a Year 2000 plan (Plan) covering Ameren, including AmerenUE, and Ameren's Board of Directors has been briefed about the Year 2000 Issue and how it may affect the Registrant.

Ameren's Plan to resolve the Year 2000 Issue involves three phases: assessment, planning, and implementation/testing. Implementation of the Plan is directly supervised by each area's responsible Vice President. A Year 2000 Project Director coordinates the implementation of the Plan among functional teams who are addressing issues specific to a particular area, such as nuclear and non-nuclear generation facilities, energy management systems, etc. Ameren has also engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

Ameren is approximately 95 percent complete with its assessment phase, which included analyzing date-sensitive electronic hardware, software applications and embedded systems and has developed a compliance plan to address issues that were identified. Many of the major corporate computer systems at Ameren are relatively new and therefore are either Year 2000 compliant or only require minor modifications. Also, several of the operating hardware and embedded systems (i.e. microprocessor chips) use analog technology instead of digital and thus are unaffected by the two-digit date issue. In addition, Ameren has contacted hundreds of vendors and suppliers to verify compliance. The assessment phase is expected to be completed by the end of the first quarter 1999.

Ameren is also approximately 95 percent complete with its planning phase. Items which have been identified for remediation have been prioritized into groups based on their significance to company operations. The implementation/testing phase for all components/applications is approximately 40 percent complete as of September 30, 1998. Ameren expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

With respect to third parties, for areas that interface directly with significant vendors, Ameren has inventoried vendors and major suppliers and is currently assessing their Year 2000 readiness through surveys, websites and personal contact. Ameren plans to follow up with major suppliers and verify Year 2000 compliance where appropriate. Ameren has queried its important suppliers and health insurance providers. To date, Ameren is not aware of any problems that would materially impact financial condition, results of operations or liquidity. Neither Ameren or the Registrant has the means of ensuring that these parties will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact Ameren and the Registrant.

Ameren is also addressing the impact of electric power grid problems that may occur outside of its own electric system. Ameren has started year 2000 electric power grid impact planning through the system's various electric interconnection affiliations, and is working with the Mid-American Interchange Network (MAIN) to begin planning year 2000 operational preparedness and restoration scenarios. In addition, Ameren provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing year 2000 readiness of the regional electric grid. Through the Electric Power Research Institute
(EPRI), an industry-wide effort has been established to deal with year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate year 2000 problem solving.

In addressing the Year 2000 Issue, Ameren will incur internal labor costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare for the new century. Ameren estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of September 30, 1998, Ameren has expended approximately $2 million. Ameren's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Ameren believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that Ameren's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI, to address the Year 2000 Issue will be successful. Ameren is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operations. The first operational contingency plan is expected to be completed by year-end. At this time, the Registrant is unable to predict the ultimate impact of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged, but permitted only as of the beginning of any fiscal quarter that begins after issuance of the standard. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption.

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

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, which are currently expensed by the Registrant, may be capitalized and amortized over some future period. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. SOP 98-1 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, and "Year 2000" issues. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.



                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)



                                                               September 30,  December 31,
ASSETS                                                             1998         1997
------                                                             ----         ----
Property and plant, at original cost:
   Electric                                                      $8,952,272   $8,832,039
   Gas                                                              206,217      197,959
   Other                                                             36,023       36,023
                                                                  9,194,512    9,066,021
   Less accumulated depreciation and amortization                 4,052,035    3,866,925
                                                                 ----------   ----------
                                                                  5,142,477    5,199,096
Construction work in progress:
   Nuclear fuel in process                                           95,330      134,804
   Other                                                            100,915       68,074
                                                                 ----------   ----------
         Total property and plant, net                            5,338,722    5,401,974
                                                                 ----------   ----------
Investments and other assets:
   Nuclear decommissioning trust fund                               141,084      122,438
   Other                                                             43,216       33,315
                                                                 ----------   ----------
         Total investments and other assets                         184,300      155,753
                                                                 ----------   ----------
Current assets:
   Cash and cash equivalents                                         26,949        3,232
   Accounts receivable - trade (less allowance for doubtful
         accounts of $6,641 and $3,645, respectively)               273,465      179,708
   Unbilled revenue                                                  74,193       71,156
   Other accounts and notes receivable                               62,631       41,028
   Materials and supplies, at average cost -
      Fossil fuel                                                    53,325       49,574
      Other                                                          96,168       97,375
   Environmental bond redemption fund                               160,000           --
   Other                                                             72,204       11,040
                                                                 ----------   ----------
         Total current assets                                       818,935      453,113
                                                                 ----------   ----------
Regulatory assets:
   Deferred income taxes                                            609,201      611,740
   Other                                                            167,467      179,705
                                                                 ----------   ----------
         Total regulatory assets                                    776,668      791,445
                                                                 ----------   ----------
Total Assets                                                     $7,118,625   $6,802,285
                                                                 ==========   ==========

CAPITAL AND LIABILITIES
-----------------------
Capitalization:
   Common stock, $5 par value, authorized 150,000,000 shares -
      Outstanding  102,123,834 shares                            $  510,619   $  510,619
   Other paid-in capital, principally premium on
     common stock                                                   701,896      716,879
   Retained earnings                                              1,265,067    1,159,956
                                                                 ----------   ----------
         Total common stockholders' equity                        2,477,582    2,387,454
   Preferred stock not subject to mandatory redemption              155,197      155,197
   Long-term debt                                                 1,782,873    1,846,482
                                                                 ----------   ----------
         Total capitalization                                     4,415,652    4,389,133
                                                                 ----------   ----------
Current liabilities:
   Current maturity of long-term debt                               174,102       28,797
   Short-term debt                                                     --         21,300
   Accounts and wages payable                                       176,529      188,014
   Accumulated deferred income taxes                                 44,288       35,809
   Taxes accrued                                                    245,240       94,167
   Other                                                            155,858      142,859
                                                                 ----------   ----------
         Total current liabilities                                  796,017      510,946
                                                                 ----------   ----------
Accumulated deferred income taxes                                 1,259,980    1,264,800
Accumulated deferred investment tax credits                         145,605      149,891
Regulatory liability                                                162,715      175,638
Other deferred credits and liabilities                              338,656      311,877
                                                                 ----------   ----------
Total Capital and Liabilities                                    $7,118,625   $6,802,285
                                                                 ==========   ==========



                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)




                                                   Three Months Ended          Nine Months Ended           Twelve Months Ended
                                                     September 30,               September 30,                 September 30,
                                            --------------------------    --------------------------   ---------------------------
                                                  1998          1997           1998          1997           1998           1997
                                                  ----          ----           ----          ----           ----           ----

 OPERATING REVENUES:
    Electric                                $   836,898    $   766,027    $ 1,848,177    $ 1,744,488    $ 2,292,260    $ 2,189,241
    Gas                                           9,464          8,256         65,179         66,725         96,713         97,512
    Other                                            75             71            342            353            492            498
                                            -----------    -----------    -----------    -----------    -----------    -----------
       Total operating revenues                 846,437        774,354      1,913,698      1,811,566      2,389,465      2,287,251

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                 174,610        151,752        422,234        382,272        539,957        508,066
       Gas                                        6,476          7,006         34,911         43,968         54,396         66,061
       Other                                    125,321        104,835        345,618        299,278        451,296        398,670
                                            -----------    -----------    -----------    -----------    -----------     ----------
                                                306,407        263,593        802,763        725,518      1,045,649        972,797
    Maintenance                                  44,685         47,957        159,560        158,877        218,109        222,521
    Depreciation and amortization                65,338         62,487        194,113        185,151        256,923        246,348
    Income taxes                                131,454        117,395        201,717        187,023        207,460        194,846
    Other taxes                                  64,815         64,276        166,860        166,680        212,129        213,483
                                            -----------    -----------    -----------    -----------    -----------     ----------
       Total operating expenses                 612,699        555,708      1,525,013      1,423,249      1,940,270      1,849,995

 OPERATING INCOME                               233,738        218,646        388,685        388,317        449,195        437,256

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used
       during construction                        1,152          1,184          3,370          3,014          4,817          4,546
    Miscellaneous, net                            3,152         (3,109)         4,042         (5,950)        17,326         (9,882)
                                            -----------    -----------    -----------    -----------    -----------    -----------
       Total other income and deductions          4,304         (1,925)         7,412         (2,936)        22,143         (5,336)

 INCOME BEFORE
    INTEREST CHARGES                            238,042        216,721        396,097        385,381        471,338        431,920

 INTEREST CHARGES:
    Interest                                     32,739         34,656         97,559        105,289        130,946        137,345
    Allowance for borrowed funds
       used during construction                  (1,248)        (1,714)        (4,566)        (4,959)        (6,283)        (6,298)
                                            -----------    -----------    -----------    -----------    -----------    -----------
    Net interest charges                         31,491         32,942         92,993        100,330        124,663        131,047

 INCOME BEFORE
    EXTRAORDINARY CHARGE                        206,551        183,779        303,104        285,051        346,675        300,873
                                            -----------    -----------    -----------    -----------    -----------    -----------

 EXTRAORDINARY CHARGE
    (NET OF INCOME TAXES)                          --             --             --             --          (26,967)          --
                                            -----------    -----------    -----------    -----------    -----------    -----------

 NET INCOME                                     206,551        183,779        303,104        285,051        319,708        300,873
                                            -----------    -----------    -----------    -----------    -----------    -----------
 PREFERRED STOCK DIVIDENDS                        2,204          2,204          6,613          6,613          8,817          9,925
                                            -----------    -----------    -----------    -----------    -----------    -----------

NET INCOME AFTER PREFERRED
    STOCK DIVIDENDS                         $   204,347    $   181,575    $   296,491    $   278,438    $   310,891    $   290,948
                                            ===========    ===========    ===========    ===========    ===========    ===========



                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)




                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                          1998         1997
                                                          ----         ----
Cash Flows From Operating:
   Net income                                          $ 303,104    $ 285,051
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    186,984      178,315
        Amortization of nuclear fuel                      26,837       28,737
        Allowance for funds used during construction      (7,936)      (7,973)
        Deferred income taxes, net                        (6,804)      (6,336)
        Deferred investment tax credits, net              (4,286)      (4,627)
        Changes in assets and liabilities:
           Receivables, net                             (118,397)     (36,180)
           Materials and supplies                         (2,544)       8,081
           Accounts and wages payable                    (11,485)     (98,149)
           Taxes accrued                                 151,073      175,664
Other, net                                               (39,670)      15,793
                                                       ---------    ---------
Net cash provided by operating activities                476,876      538,376

Cash Flows From Investing:
   Construction expenditures                            (155,526)    (204,028)
   Allowance for funds used during construction            7,936        7,973
   Nuclear fuel expenditures                              (7,523)     (12,594)
                                                       ---------    ---------
Net cash used in investing activities                   (155,113)    (208,649)

Cash Flows From Financing:
   Dividends on common stock                            (191,380)    (194,546)
   Dividends on preferred stock                           (6,613)      (6,613)
   Environmental bond redemption fund                   (160,000)        --
   Redemptions -
      Nuclear fuel lease                                 (53,670)     (21,011)
      Short-term debt                                    (21,300)      (4,300)
      Long-term debt                                     (35,000)     (45,000)
      Preferred stock                                       --        (63,924)
   Issuances -
      Nuclear fuel lease                                   9,917       28,427
      Long-term debt                                     160,000         --
                                                       ---------    ---------
Net cash used in financing activities                   (298,046)    (306,967)

Net increase in cash and cash equivalents                 23,717       22,760
Cash and cash equivalents at beginning of year             3,232        4,897
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  26,949    $  27,657
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  83,606    $  79,047
   Income taxes, net                                   $ 122,738    $  91,115


UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 1998 and 1997, are not necessarily indicative of trends for any three-month, nine-month, or twelve-month period.

Note 5 - On July 21, 1995, the Missouri Public Service Commission (MoPSC) approved an agreement involving the Registrant's Missouri electric rates. The Agreement included a three-year experimental alternative regulation plan that provides that earnings in excess of a 12.61 percent regulatory return on equity
(ROE) be shared equally between customers and shareholders and earnings above 14 percent ROE be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. During the nine months ended September 30, 1998, the Registrant recorded an estimated $43 million credit for the final year of this plan compared to a $20 million credit recorded for 1997. This credit, which the Registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues.

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the original plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above 16 percent ROE will be credited entirely to customers. The joint agreement also provides for a Missouri electric rate decrease, effective September 1, 1998, based on the weather-adjusted average annual credits to customers under the original experimental alternative regulation plan. The final rate reduction has not been determined at this time pending the outcome of regulatory proceedings.

Note 6 - In July 1998, Ameren offered separation plan packages to employees whose positions were eliminated through a targeted separation plan. During the third quarter of 1998, a one-time, pretax charge of $18 million was recorded, which reduced earnings $11 million, representing the Registrant's share of costs incurred to implement the targeted separation plan.

Note 7 - Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" became effective on January 1, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements with the same prominence as other financial statement components. Adoption of SFAS 130 did not have a material effect on the financial position, results of operations, liquidity or presentation of financial information of the Registrant.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Exhibit 3(ii)-By-Laws of Union Electric Company, as amended as of June 11, 1998.

               Exhibit 4.28 - Series 1998A Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Registrant.

               Exhibit 4.29 - Series 1998B Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Registrant.

               Exhibit 4.30 - Series 1998C Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Registrant.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended September 30, 1998.

               Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated September 24, 1998 reporting on the impact of Ameren Corporation's (parent company of the Registrant) employee separation plan and on the effect of the final rule issued in September 1998 by the United States Environmental Protection Agency pertaining to nitrogen oxide emissions.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                UNION ELECTRIC COMPANY
                                                    (Registrant)


                                             By     /s/ Donald E. Brandt
                                                 -----------------------------
                                                        Donald E. Brandt
                                                     Senior Vice President
                                                Finance and Corporate Services


Date: November 13, 1998