Form 10-K
period 1998-12-31
UNION ELECTRIC CO
filed 1999-03-30
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the  transition  period from ______ to ______.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

     Aggregate market value of voting stock held by non-affiliates as of March 5, 1999 , based on closing prices most recently available as reported in the The Wall Street Journal (excluding Preferred Stock for which quotes are not publicly available: $52,371,815.

        Shares of Common Stock,  $5 par value,  outstanding as of March 5, 1999:
102,123,834 shares (all owned by Ameren Corporation).

                      Documents incorporated by references.

        Portions of the registrant's definitive proxy statement for the 1999 annual meeting are incorporated by reference into Part III.



                                TABLE OF CONTENTS

PART I Page

Item 1-Business
        General.............................................................  1
        Capital Program and Financing.......................................  1
        Rates...............................................................  2
        Fuel Supply.........................................................  3
        Regulation..........................................................  3
        Industry Issues.....................................................  4
Item 2-Properties...........................................................  5
Item 3-Legal Proceedings....................................................  6
Item 4-Submission of Matters to a Vote of Security Holders <F1>

Executive Officers of the Registrant (Item 401(b) of Regulation S-K)......... 7

PART II

Item 5-Market for Registrant's Common Equity and Related
        Stockholder Matters.................................................  7
Item 6-Selected Financial Data..............................................  8
Item 7-Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  8
Item 7A-Quantitative and Qualitative Disclosures about Market Risk.......... 17
Item 8-Financial Statements and Supplementary Data.......................... 19
Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure <F1>

PART III

Item 10-Directors and Executive Officers of the Registrant <F2>............. 37
Item 11-Executive Compensation <F2>......................................... 37
Item 12-Security Ownership of Certain Beneficial Owners
           and Management <F2>.............................................. 37
Item 13-Certain Relationships and Related Transactions <F2>................. 38

PART IV

Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 38

SIGNATURES ................................................................. 40
EXHIBITS  .................................................................. 41


___________________

     <F1> Not applicable and not included herein.
     <F2> Incorporated herein by reference.

                                     PART I

ITEM 1. BUSINESS.

                                     GENERAL

     Union Electric Company (UE, AmerenUE or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company which is registered under the Public Utility Holding Company Act of 1935. On December 31, 1997, Union Electric Company (UE) and CIPSCO Incorporated (CIPSCO) combined with the result that the common shareholders of UE and CIPSCO became the common shareholders of Ameren, and Ameren became the owner of 100% of the common stock of UE and CIPSCO's operating subsidiaries, Central Illinois Public Service Company (CIPS) and CIPSCO Investment Company (the Merger).

     The Registrant, incorporated in Missouri in 1922, is successor to a number of companies, the oldest of which was organized in 1881. The Registrant is the largest electric utility in the State of Missouri and supplies electric service in territories in Missouri and Illinois having an estimated population of 2,600,000 within an area of approximately 24,500 square miles, including the greater St. Louis area. Retail gas service is supplied in 90 Missouri communities and in the City of Alton, Illinois and vicinity.

     For the year 1998, 96% of total operating revenues was derived from the sale of electric energy and 4% from the sale of natural gas. Electric operating revenues as a percentage of total operating revenues in both 1997 and 1996 were also 96%.

     The Registrant employed 4,365 persons at December 31, 1998. Approximately 76% of such employees are represented by local unions affiliated with the AFL-CIO. Labor agreements covering 97% of the represented employees will expire in 1999 and labor agreements covering approximately 100 employees expire in 2000.


                          CAPITAL PROGRAM AND FINANCING

     The Registrant is engaged in a capital program under which construction expenditures are expected to approximate $230 million in 1999. For the five-year period 1999-2003, construction expenditures are estimated at $1.5 billion. This estimate includes capital expenditures which will be incurred by the Registrant to meet new air quality standards for ozone and particulate matter.

     During the five-year period ended 1998, gross additions to the property of the Registrant, including allowance for funds used during construction and excluding nuclear fuel, were approximately $1.4 billion (including $208 million in 1998) and property retirements were $309 million.

     In addition to the funds required for construction during the 1999-2003 period, $292 million will be required to repay long-term debt as follows: $117 million in 1999; $75 million in 2002; and $100 million in 2003. Amounts for years subsequent to 1999 do not include UE's nuclear fuel lease payments since the amounts of such payments are not currently determinable.

     For information on the Registrant's external cash sources, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein.

     Financing Restrictions. Under the most restrictive earnings test contained in UE's Indenture of Mortgage and Deed of Trust (Mortgage) relating to its First Mortgage Bonds (Bonds), no Bonds may be issued (except in certain refunding operations) unless UE's net earnings available for interest after depreciation for 12 consecutive months within the 15 months preceding such issuance are at least two times annual interest charges on all Bonds and prior lien bonds then outstanding and to be issued (all calculated as provided in the Mortgage). Such ratio for the 12 months ended December 31, 1998 was 6.8, which would permit UE to issue an additional $2.9 billion of Bonds (8% annual interest rate assumed). Additionally, the Mortgage permits issuance of new bonds up to (a) 60% of defined property additions, or (b) the amount of previous bonds retired or to be retired, or (c) the amount of cash put up for such purpose. At December 31, 1998, the aggregate amount of Bonds issuable under (a) and (b) above was approximately $2.3 billion.

     UE's Restated Articles of Incorporation restrict UE from selling Preferred Stock unless its net earnings for a period of 12 consecutive months within 15 months preceding such sale are at least two and one-half times the annual dividend requirements on its Preferred Stock then outstanding and to be issued. Such ratio for the 12 months ended December 31, 1998 was 36.0, which would permit UE to issue an additional $1.4 billion stated value of Preferred Stock (8% annual dividend rate assumed). Certain other financing arrangements require UE to obtain prior consents to various actions by UE, including any future borrowings, except for permitted financings such as borrowings under revolving credit agreements, the nuclear fuel lease, unsecured short-term borrowings (subject to certain conditions), and the issuance of additional Bonds.


                                      RATES

     For the year 1998, approximately 82%, 7%, and 11% of the Registrant's electric operating revenues were based on rates regulated by the Missouri Public Service Commission (MoPSC), the Illinois Commerce Commission (ICC), and the Federal Energy Regulatory Commission (FERC) of the U. S. Department of Energy, respectively.

     The electric utility restructuring legislation in Illinois included a 5% residential rate decrease for the Registrant's Illinois electric customers, effective August 1, 1998. This rate decrease reduced electric revenues approximately $1 million in 1998 and is expected to reduce electric revenues by approximately $3 million annually thereafter, based on estimated levels of sales and assuming normal weather conditions. See "Regulation" for additional reference to this legislation.

     The Registrant was also subject to an electric rate decrease for its Missouri customers, effective September 1, 1998. This rate decrease is based on the weather-adjusted average annual credits to customers under an experimental alternative regulation plan that ran from July 1, 1995 through June 30, 1998. The Registrant estimates that its Missouri electric rate decrease should approximate $15 million to $20 million on an annualized basis. However, the MoPSC staff has proposed adjustments to the Registrant's estimate. The staff's adjustments, if ultimately accepted, could increase the Registrant's proposed Missouri rate decrease by $15 million to $20 million.

     As permitted by electric utility restructuring legislation in Illinois, in 1998, the Registrant filed to eliminate the fuel adjustment clause on sales of electricity in Illinois, thereby including a historical level of fuel costs in base rates. The ICC approved the Registrant's filing in April 1998.

     In December 1997, the MoPSC approved a $12 million annual rate increase for natural gas service in the Registrant's Missouri jurisdiction. The rate increase became effective in February 1998.

     In June 1998, the Registrant filed a request with the ICC to increase rates for natural gas service in its Illinois jurisdiction. In February 1999, the ICC approved a $1 million annual rate increase. The rate increase became effective in February 1999.

     For additional information on "Rates", see Note 2 to the "Notes to Financial Statements" under Item 8 herein.



                                   FUEL SUPPLY

Cost of Fuels                                                         Year
-------------                       ---------------------------------------------------------------------------
                                      1998           1997             1996           1995           1994
                                      ----           ----             ----           ----           ----

Per Million BTU  - Coal             100.015(cent)   105.600(cent)   112.250(cent)   117.645(cent)  123.950(cent)
                 - Nuclear           48.803(cent)    47.472(cent)    47.499(cent)    48.592(cent)   49.932(cent)
                 - System            90.378(cent)    92.816(cent)    96.596(cent)   101.590(cent)  101.867(cent)

Per kWh of Steam Generation            .968(cent)      .979(cent)     1.024(cent)     1.068(cent)    1.064(cent)


     Oil and Gas. The actual and prospective use of such fuels is minimal, and the Registrant has not experienced and does not expect to experience difficulty in obtaining adequate supplies.

     Coal. Because of uncertainties of supply due to potential work stoppages, equipment breakdowns and other factors, the Registrant has a policy of maintaining a coal inventory consistent with its expected burn practices.

     Nuclear. The components of the nuclear fuel cycle required for nuclear generating units are as follows: (1) uranium; (2) conversion of uranium into uranium hexafluoride; (3) enrichment of uranium hexafluoride; (4) conversion of enriched uranium hexafluoride into uranium dioxide and the fabrication into nuclear fuel assemblies; and (5) disposal and/or reprocessing of spent nuclear fuel.

     The Registrant has agreements and/or inventories to fulfill its Callaway Nuclear Plant needs for uranium, enrichment, fabrication and conversion services through 2002. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires refueling at 18-month intervals, with the next regular refueling presently scheduled for the fall of 1999. The Registrant anticipates that it will be necessary to perform a special refueling at the Plant for about two weeks in April 1999 to replace certain fuel assemblies. This action is required to maintain the full generating capability of the Callaway Plant until the scheduled fall 1999 refueling.

     Under the Nuclear Waste Policy Act of 1982, the U. S.  Department of Energy
(DOE) is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per nuclear generated kilowatt-hour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Registrant has sufficient storage capacity at the Callaway site until 2004 and is pursuing a viable storage alternative. This alternative has been approved by the Nuclear Regulatory Commission, and when implemented, will provide sufficient spent fuel storage for the licensed life of the plant. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of Callaway Plant.

     For additional information on the Registrant's "Fuel Supply", see Notes 11 and 12 to the "Notes to Financial Statements" under Item 8 herein.


                                   REGULATION

     The Registrant is subject to regulation by the Securities and Exchange Commission and, as a subsidiary of Ameren, is subject to the provisions of the Public Utility Holding Company Act. The Registrant is subject to regulation by the MoPSC and the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. The Registrant is also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at
wholesale  in   interstate  commerce,  mergers,  and   certain  other   matters.
Authorization to issue debt having a maturity of twelve months or less is obtained from the Securities and Exchange Commission.

     In December  1997,  the Governor of Illinois  signed the  Electric  Service
Customer Choice and Rate Relief Law of 1997 providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois and, as a result, retail direct access, which allows customers to choose their electric generation supplier, will be phased in over several years. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. For a discussion of the Illinois legislation, as well as the current status of electric utility restructuring in Missouri, see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Note 2 to the "Notes to Financial Statements" under Item 8 herein.

     Operation of the Callaway Plant is subject to regulation by the Nuclear Regulatory Commission. The Registrant's Facility Operating License for the Callaway Plant expires on October 18, 2024. The Registrant's Osage hydroelectric plant and its Taum Sauk pumped-storage hydro plant, as licensed projects under the Federal Power Act, are subject to certain federal regulations affecting, among other things, the general operation and maintenance of the projects. The Registrant's license for the Osage Plant expires on February 28, 2006, and its license for the Taum Sauk Plant expires on June 30, 2010. The Registrant's Keokuk Plant and dam located in the Mississippi River between Hamilton, Illinois and Keokuk, Iowa, are operated under authority, unlimited in time, granted by an Act of Congress in 1905.

     UE is regulated, in certain of its operations, by air and water pollution and hazardous waste regulations at the city, county, state and federal levels. The Registrant is in substantial compliance with such existing regulations.

     Environmental Issues. See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Note 11 to the "Notes to Financial Statements" under Item 8 herein for a discussion of environmental issues.

     Other aspects of the Registrant's business are subject to the jurisdiction of various regulatory authorities and, for additional information on regulation see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 11 to the "Notes to Financial Statements" under Item 8 herein.


                                 INDUSTRY ISSUES

     The Registrant is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: the potential for more intense competition and for changing the structure of regulation; changes in the structure of the industry as a result of changes in federal and state laws; on-going consideration of additional changes of the industry by federal and state authorities; continually developing environmental laws, regulations and issues, including proposed new air quality standards; public concern about the siting of new facilities; proposals for demand side management programs; public concerns about nuclear decommissioning and the disposal of nuclear wastes; and global climate issues. The Registrant is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition, or liquidity.

     For additional information on certain of these issues, see "Electric Industry Restructuring" in Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 11 to the "Notes to Financial Statements" under Item 8 herein.

     Year 2000 Issue. The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurs, certain date-sensitive systems need to be able to recognize the year as 2000 and not as 1900. This inability to recognize and properly treat the year as 2000 may cause these systems to process critical financial and operational information incorrectly. For information on this issue, see "Year 2000 Issue" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein.

ITEM 2. PROPERTIES.

     In planning its construction program, the Registrant is presently utilizing a forecast of kilowatthour sales growth of approximately 1.7% and peak load growth of 1.2%, each compounded annually, and is providing for a minimum reserve margin of approximately 15% to 18% above its anticipated peak load requirements.

     The Registrant is a member of one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply - MAIN (Mid-America Interconnected Network) operating primarily in Wisconsin, Illinois and Missouri. The Registrant's bulk power system is operated as an Ameren-wide control area and transmission system under the FERC approved Joint Dispatch Agreement between UE and CIPS. Ameren has interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others, with twenty private utilities and nine government utilities that operate control areas.

     The Registrant owns 40% of the capital stock of Electric Energy, Inc. ("EEI"), and its affiliate, CIPS, owns 20% of such stock. The balance is held by two other sponsoring companies -- Kentucky Utilities Company ("KU"), and Illinova Generating ("IG"). EEI owns and operates a generating plant with a nominal capacity of 1,000 mW. 60% of the plant's output is committed to the Paducah Project of the DOE, 20% to KU, 10% to UE, and 5% each to IG and CIPS.

     As of December 31, 1998, the Registrant owned approximately 3,300 circuit miles of electric transmission lines. The Registrant also owned 2,800 miles of gas mains and three propane-air gas plants used to supplement the available pipeline supply of natural gas during periods of abnormally high demands. Other properties of the Registrant include distribution lines, underground cable, steam distribution facilities in Jefferson City, Missouri and office buildings, warehouses, garages and repair shops.

     UE has fee title to all principal plants and other important units of property, or to the real property on which such facilities are located (subject to mortgage liens securing outstanding indebtedness of the Registrant and to permitted liens and judgment liens, as defined), except that (i) a portion of the Osage Plant reservoir, certain facilities at the Sioux Plant, certain of the Registrant's substations and most of its transmission and distribution lines and gas mains are situated on lands occupied under leases, easements, franchises, licenses or permits; (ii) the United States and/or the State of Missouri own, or have or may have, paramount rights to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River, on which certain generating and other properties of the Registrant are located; and (iii) the United States and/or State of Illinois and/or State of Iowa and/or City of Keokuk, Iowa own, or have or may have, paramount rights with respect to, certain lands lying in the bed of the Mississippi River on which a portion of the Company's Keokuk Plant is located.

     Substantially all of UE's property and plant is subject to the direct first lien of an Indenture of Mortgage and Deed of Trust dated June 15, 1937, as amended and supplemented.

     The following table sets forth information with respect to the Registrant's generating facilities and capability at the time of the expected 1999 peak.

                                                                  Gross Kilowatt
      Energy                                                         Installed
      Source        Plant               Location                    Capability
      ------        -----               --------                    ----------

     Coal        Labadie         Franklin County, MO                2,400,000
                 Rush Island     Jefferson County, MO               1,224,000
                 Sioux           St. Charles County, MO             1,006,000
                 Meramec         St. Louis County, MO                 925,000
                                                                    ----------

                                            Total Coal              5,555,000

      Nuclear    Callaway        Callaway County, MO                1,196,000

      Hydro      Osage           Lakeside, MO                         212,000
                 Keokuk          Keokuk, IA                           126,000
                                                                  ------------

                                            Total Hydro               338,000

      Oil and    Venice          Venice, IL                           442,000
      Natural    Other           Various                              381,000
      Gas                                                         ------------
                                            Total Oil and
                                              Natural Gas             823,000
      Pumped-
      storage    Taum Sauk       Reynolds County, MO                  440,000
                                                                  ------------

                                                  TOTAL             8,352,000


ITEM 3. LEGAL PROCEEDINGS.

     The Registrant is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

     For additional information on legal and administrative proceedings, see "Rates" under Item 1 herein and Notes 2 and 11 to the "Notes to Financial Statements" under Item 8 herein.

                         __________________________


     Statements made in this report which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of: regulatory actions; changes in laws and other governmental actions; competition; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.


INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF REGULATION S-K:

                            Age At                                           Date First Elected
         Name              12/31/98        Present Position                      or Appointed
         ----              --------        ----------------                      ------------

Charles W. Mueller             60          President,                                  7/1/93
                                           Chief Executive Officer                     1/1/94
                                           and Director                               6/11/93
Donald E. Brandt               44          Senior Vice President                       7/1/88
                                           and Director                               4/28/98
Charles J. Schukai             64          Senior Vice President                       7/1/88
                                           and Director                               4/28/98
Warner L. Baxter               37          Vice President                              5/1/98
                                           and Controller                              8/1/96
William J. Carr                61          Vice President                             10/1/88
Michael J. Montana             52          Vice President                              7/1/88
Garry L. Randolph              50          Vice President                              3/1/91
Robert J. Schukai              60          Vice President                              7/1/88
William C. Shores              60          Vice President                              7/1/88
Steven R. Sullivan             38          Vice President, General Counsel             7/1/98
                                           and Secretary                               9/1/98
Jerre E. Birdsong              44          Treasurer                                   7/1/93


     All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders held in April. There are no family relationships between the foregoing officers of UE except that Charles J. Schukai and Robert J. Schukai are brothers. Except for Messrs. Baxter and Sullivan, each of the above-named executive officers has been employed by the Registrant for more than five years in executive or management positions. Mr. Baxter was previously employed by PricewaterhouseCoopers LLP. Mr. Sullivan was previously employed by Anheuser Busch Companies, Inc.





                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no market for the Registrant's Common Stock since all shares are owned by its parent, Ameren.


ITEM    6.    SELECTED FINANCIAL DATA.

For the Years Ended
December 31 (In Thousands)                  1998           1997          1996            1995          1994
-------------------------                   ----           ----          ----            ----          ----
Operating revenues                       $2,382,071     $2,287,333     $2,260,364    $2,242,364     $2,223,938
Operating income                            428,183        448,827        428,314       441,896        450,186
Net income                                  320,070        301,655        304,876       314,107        320,757
Preferred stock dividends                     8,817          8,817         13,249        13,250         13,252
Net income after preferred
  stock dividends                           311,253        292,838        291,627       300,857        307,505
Common stock dividends                      259,599        259,395        256,331       250,714        244,586

As of December 31,

Total assets                             $6,829,864     $6,802,285     $6,870,809    $6,754,469     $6,624,701
Long-term debt                            1,674,311      1,846,482      1,798,671     1,763,613      1,823,489
Total common stockholder's equity         2,424,125      2,387,454      2,354,801     2,319,197      2,269,054


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Union Electric Company (AmerenUE or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, AmerenUE and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC), becoming wholly-owned subsidiaries of Ameren (the Merger).

RESULTS OF OPERATIONS

Earnings
Earnings for 1998, 1997, and 1996 were $311 million, $293 million, and $292 million, respectively. Earnings fluctuated due to many conditions, primarily: weather variations, electric rate reductions, competitive market forces, credits to electric customers, sales growth, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), merger-related expenses, changes in interest expense, changes in income and property taxes, a charge for a targeted employee separation plan in 1998 and an extraordinary charge in 1997.

In 1998, the Registrant recorded a nonrecurring charge to earnings in connection with a targeted separation plan it offered to employees in July 1998. The charge reduced earnings $11 million, net of income taxes (see Note 3 - Targeted Separation Plan under Notes to Financial Statements for further information). In addition, the Registrant recorded an extraordinary charge to earnings in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business as a result of electric industry restructuring legislation enacted in Illinois in December 1997. The write-off reduced earnings $27 million, net of income taxes (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

The significant items affecting revenues, expenses and earnings for the years ended December 31, 1998, 1997, and 1996 are detailed in the following pages.


Electric Operations
Electric Revenues                          Variations from Prior Year
--------------------------------------------  -------- -------- --------
(Millions of Dollars)                           1998     1997     1996
--------------------------------------------  -------- -------- --------
Rate variations                                $  (8)   $  --    $ (20)
Credit to customers                              (24)      28      (15)
Effect of abnormal weather                        48        4      (63)
Growth and other                                  48        1       96
Interchange sales                                 38       (5)       9
--------------------------------------------   ------   ------   ------
                                               $ 102    $  28    $   7
--------------------------------------------  -------- -------- -------

Electric revenues for 1998 increased $102 million compared to 1997. Revenues increased primarily due to higher sales to retail customers within the Registrant's service territory, as a result of warm summer weather and growth in the service area, and increased interchange revenues, primarily due to favorable market conditions. These increases were partially offset by a rate decrease and an increase in estimated credits to Missouri electric customers, as well as a 5% rate decrease for Illinois electric customers (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information). Weather-sensitive residential and commercial sales increased 6% and 4%, respectively, while industrial sales grew 1%. Interchange sales increased 7%, primarily from AmerenCIPS. Upon consummation of the Merger, AmerenUE and AmerenCIPS began jointly dispatching generation, therefore allowing Ameren to utilize the most cost efficient plants of both operating companies to serve customers in either service territory.

The increase in 1997 electric revenues was primarily due to a lower Missouri customer credit recorded in 1997. Kilowatthour sales in 1997 remained unchanged compared to the same period in 1996. Residential sales remained flat while interchange sales decreased 5%. Commercial and industrial sales were 1% and 3% higher, respectively.

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


Fuel and Purchased Power                      Variations from Prior Year
------------------------------------------------------------------------
(Millions of Dollars)                           1998    1997    1996
------------------------------------------------------------------------
Fuel:
    Variation in generation                     $ 24    $ 17    $ 15
    Price                                        (10)    (15)    (18)
    Generation efficiencies and other              5      (1)      3
Purchased power variation                         11     (14)      8
------------------------------------------------------------------------
                                                $ 30    $(13)   $  8
------------------------------------------------------------------------


The $30 million increase in fuel and purchased power costs for 1998, compared to 1997, was primarily driven by increased generation due to higher sales volume, joint dispatch, and higher purchased power prices, partially offset by lower fuel prices. Fuel and purchased power costs decreased in 1997 primarily due to reduced purchased power costs, resulting from relatively flat native load sales coupled with greater generation, as well as lower fuel prices. The increase in 1996 fuel and purchased power costs was driven mainly by higher kilowatthour sales, partially offset by lower fuel prices.

While unprecedented prices for power purchases occurred in the marketplace during the last week of June 1998, the Registrant was able to effectively manage its power costs in the face of soaring wholesale electricity prices. Overall, the abnormally high prices for power purchases in June had little impact on the Registrant's financial results for 1998.

Gas Operations
Gas revenues in 1998 decreased $7 million compared to 1997, primarily due to an 8% decline in retail sales resulting from mild winter weather and lower gas costs reflected in the Company's purchased gas adjustment clause. Weather-sensitive residential and commercial sales decreased 10% and 6%, respectively, and industrial sales declined 2%. These decreases were partially offset by benefits realized from an annual $12 million Missouri gas rate increase effective February 1998 (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information). Gas revenues in 1997 were relatively flat compared to 1996. The increase in 1996 gas revenues was primarily due to higher sales. Weather-sensitive residential and commercial sales increased 7% and 9%, respectively, while industrial sales declined 15% compared to the prior year.

Gas costs in 1998 declined $14 million compared to 1997, primarily due to lower sales and lower gas prices. Gas costs for 1997 remained flat as compared to those of 1996. In 1996, gas costs increased $13 million primarily due to a 26% rise in natural gas purchased for resale (due to higher sales and gas prices).

Other Operating Expenses
Other operations expense variations in 1996 through 1998 reflected recurring factors such as growth, inflation, and labor and benefit increases, in addition to a charge for the targeted separation plan (TSP) as discussed below.

In March 1998, Ameren announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and the TSP. In July 1998, Ameren offered separation packages to employees whose positions were to be eliminated through the TSP. During the third quarter of 1998, the Registrant recorded a nonrecurring, pre-tax charge of $18 million (which reduced earnings $11 million) representing its share of costs incurred to implement the TSP. The elimination of these positions, exclusive of the nonrecurring charge, reduced the Registrant's operating expenses approximately $11 million in 1998, and the Registrant expects operating expenses to be reduced approximately $14 million to $18 million annually thereafter. See Note 3 - Targeted Separation Plan under Notes to Financial Statements for further information.

The $57 million increase in other operations expenses in 1998, compared to 1997, was primarily due to the charge for the TSP and increases in injuries and damages expense and information system-related costs. In 1997, other operations expense increased $26 million primarily due to increased information system-related expenses. In 1996, other operations expense increased $11 million primarily due to increased employee benefits, injuries and damages and information system-related costs.

Maintenance expenses increased $5 million in 1998, compared to 1997, due to the scheduled spring refueling outage at the Callaway Nuclear Plant; partially offset by less scheduled fossil plant maintenance. The spring 1998 refueling was completed in 31 days. There was no refueling outage in 1997. In 1997, maintenance expenses decreased $6 million, primarily a result of reduced Callaway Plant expenses due to the absence of a refueling outage in 1997, offset in part by increased scheduled fossil plant maintenance. In 1996, maintenance expenses increased $2 million primarily due to increased labor expenses at Callaway Plant and fossil plants.

Depreciation and amortization expense increased $12 million in 1998, compared to 1997, primarily due to increased depreciable property and amortization of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under the conditions of the Missouri Public Service Commission (MoPSC) order approving the Merger. Depreciation and amortization expense increased $7 million in 1997 and $8 million in 1996, due to increased depreciable property.

Taxes
Income tax expense from operations increased $25 million in 1998, compared to 1997, due to higher pre-tax income and a higher effective tax rate. Income tax expense from operations decreased $5 million in 1997 primarily due to a lower effective tax rate. Income tax expense from operations decreased $12 million in 1996 principally due to lower pre-tax income.

Other Income and Deductions
Miscellaneous, net increased $4 million for 1998, compared to 1997, due to increased interest income and gains on the sale of property. Miscellaneous, net increased $12 million for 1997, primarily due to the capitalization of certain merger-related costs in 1997. Miscellaneous, net increased $2 million for 1996, primarily due to reduced merger-related expenses.

Interest
Interest expense decreased $9 million for 1998, compared to 1997, due to lower interest rates and a decrease in other interest expense. Interest expense increased $6 million for 1997 primarily due to higher debt outstanding during the year at higher interest rates. In 1996, interest expense declined $2 million primarily due to lower debt outstanding during the year and lower rates on variable-rate long-term debt.

Balance Sheet
The $36 million decrease in accounts receivable at December 31, 1998, compared to 1997, was due to lower sales and revenues in November and early December
1998, compared to the comparable time period in 1997, due to mild winter weather. The Registrant's service territory experienced much colder weather in the latter part of December 1998, resulting in higher sales and revenues at that time compared to the comparable 1997 period. This increase in sales caused a $26 million increase in unbilled revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $651 million for 1998, compared to $602 million and $605 million in 1997 and 1996, respectively.

Cash flows used in investing activities totaled $231 million, $284 million, and $363 million for the years ended December 31, 1998, 1997 and 1996, respectively. Expenditures in 1998 for constructing new or to improve existing facilities and purchasing rail cars were $222 million. In addition, the Company spent $20 million to acquire nuclear fuel.

Construction expenditures are expected to approximate $230 million in 1999. For the five-year period 1999-2003, construction expenditures are estimated at $1.5 billion. This estimate includes capital expenditures that will be incurred by the Registrant to meet new air quality standards for ozone and particulate matter, as discussed below.

Under Title IV of the Clean Air Act Amendments of 1990, the Registrant is required to significantly reduce total annual sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions by the year 2000. By switching to low-sulfur coal, early banking of emissions credits and installing low NOx burner technology, the majority of these reductions have been achieved.

In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. The new ambient standards may result in significant additional reductions in SO2 and NOx emissions from the Registrant's power plants. The new particulate matter standards may require SO2 reductions of up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and could be required by 2007. The full details of these requirements are under study by the Registrant. At this time, the Registrant in unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

In an attempt to lower ozone levels across the eastern United States, the EPA issued final regulations in September 1998 to reduce NOx emissions from coal-fired boilers and other sources in 22 states, including Missouri (where all of the Registrant's coal-fired power plant boilers are located). Although reduction requirements in NOx emissions from the Registrant's coal-fired boilers are anticipated to exceed 75 percent from 1990 levels by the year 2003, it is not yet possible to determine the exact magnitude of the reductions required from the Registrant's power plants because each state has up to one year to develop a plan to comply with the EPA rule. The NOx emissions reductions already achieved on several of the Registrant's coal-fired power plants will help to reduce the costs of compliance with this regulation. However, preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the Registrant's units, as well as other additional controls.

Currently, the Registrant estimates that its additional capital expenditures to comply with the EPA's final regulations issued in September 1998, could range from $125 million to $175 million over the period from 1999 to 2002. Associated operations and maintenance expenditures could increase $5 million to $8 million annually, beginning in 2003. The Registrant will explore alternatives to comply with these new regulations in order to minimize, to the extent possible, its capital costs and operating expenses. The Registrant is unable to predict the ultimate impact of these standards on its future financial condition, results of operations or liquidity.

In November 1998, the United States signed an agreement with numerous other countries (the Kyoto Protocol) containing certain environmental provisions, which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Kyoto Protocol must be ratified by the United States Senate before provisions are effective for the United States. Until ratification is obtained, the Registrant is unable to predict what requirements, if any, will be adopted in this country; however, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenses by the Registrant. At this time, the Registrant is unable to determine the impact of these proposals on the Registrant's future financial condition, results of operations or liquidity.

In April 1999, the Registrant anticipates that it will be necessary to perform a special refueling at the Callaway Nuclear Plant for about two weeks to replace certain fuel assemblies. This refueling is required to maintain the full generating capability of the Callaway Plant until the scheduled fall 1999 refueling, and is not expected to have a material adverse effect on the Registrant's financial condition, results of operation and liquidity. See Note 12 - Callaway Nuclear Plant under Notes to Financial Statements for a discussion of Callaway Plant decommissioning costs.

Cash flows used in financing activities were $376 million for 1998, compared to $320 million and $238 million for 1997 and 1996, respectively. The Registrant's principal financing activities during 1998 included the redemption of $195 million of long-term debt, the issuance of $160 million of long-term debt, and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission (SEC) to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At December 31, 1998, the Registrant had committed bank lines of credit aggregating $137 million (all of which were unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At year-end, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2000, which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and available at December 31, 1998. Also, Ameren has a bank credit agreement due 2003, which permits the borrowing of up to $200 million on a long-term basis. This credit agreement is available to Ameren and its subsidiaries, including the Registrant. As of December 31, 1998, $190 million was available for the Registrant's use.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At December 31, 1998, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing for 1998 included redemptions under the lease for nuclear fuel of $68 million offset in part by $16 million of issuances. At December 31, 1998, $67 million was financed under the lease. See Note 5 - Nuclear Fuel Lease under Notes to Financial Statements for further information.

RATE MATTERS

See Note 2 - Regulatory Matters under Notes to Financial Statements for a discussion of rate matters.

ELECTRIC INDUSTRY RESTRUCTURING

Changes enacted and being considered at the federal and state levels continue to change the structure of the electric industry and utility regulation, as well as encourage increased competition. At the federal level, the Energy Policy Act of 1992 reduced various restrictions on the operation and ownership of independent power producers and gave the Federal Energy Regulatory Commission (FERC) the authority to order electric utilities to provide transmission access to third parties.

In April 1996, the FERC issued Order 888 and Order 889 that are intended to promote competition in the wholesale electric market. The FERC requires transmission-owning public utilities, such as the Registrant, to provide transmission access and service to others in a manner similar and comparable to that which the utilities have by virtue of ownership. Order 888 requires that a single tariff be used by the utility in providing transmission service. Order 888 also provides for the recovery of stranded costs, under certain conditions, related to the wholesale business.

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

The Registrant believes that Order 888 and Order 889, which relate to its wholesale business, will not have a material adverse effect on its financial condition, results of operations or liquidity.

In 1998, the Registrant joined a group of ten other utility companies which support the formation of the Midwest Independent System Operator (Midwest ISO). An ISO operates, but does not own, transmission systems and maintains system reliability and security while alleviating pricing issues associated with the "pancaking" of rates. The Midwest ISO would be regulated by FERC. The FERC conditionally approved the formation of the Midwest ISO in September 1998, and it is expected to be operational by the year 2001. The Registrant's membership in the Midwest ISO must be approved by the Missouri Public Service Commission (MoPSC). The Midwest ISO covers eight states and represents portions of 40,000 miles of transmission line and 62,000 megawatts of electric power. Collectively, the member companies serve more than seven million customers.

In addition, certain states are considering proposals or have adopted legislation that will promote competition at the retail level. In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate

Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

Major provisions of the Law include the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. In addition, the Law includes a 5% rate decrease for residential customers that became effective in August 1998. The decrease reduced electric revenues by approximately $1 million in 1998 and is expected to reduce electric revenues by approximately $3 million annually thereafter, based on estimated levels of sales and assuming normal weather conditions. In 1998, the Registrant eliminated its Uniform Fuel Adjustment Clause (FAC) as allowed by the Law, which the Registrant expects to benefit shareholders in the future. (See Note 1 - Summary of Significant Accounting Policies under Notes to Financial Statements for further information.) The Law contains a provision allowing for the potential recovery of a portion of strandable costs, which represent costs which would not be recoverable in a restructured environment, through a transition charge collected from customers who choose an alternate electric supplier. In addition, the Law contains a provision requiring a portion of excess earnings (as defined under the Law) for the years 1998 through 2004 to be refunded to customers. See Note 2
-  Regulatory   Matters  under  Notes  to  Financial   Statements   for  further
information.

In December 1997, after evaluating the impact of the Law, the Registrant determined that it was necessary to write-off the generation-related regulatory assets and liabilities of its Illinois retail electric business. This extraordinary charge reduced 1997 earnings $27 million, net of income taxes. The Registrant has also concluded that its remaining net generation-related assets are not impaired for financial reporting purposes and that no plant writedowns are necessary at this time. See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

In Missouri, where approximately 92% of the Company's retail electric revenues are derived, a task force appointed by the MoPSC investigated electric industry restructuring and competition. In 1998 the task force issued a report to the MoPSC that addressed many of the restructuring issues, but did not provide a specific recommendation or approach to restructure the industry. In addition, in 1998, the MoPSC staff issued a proposed plan for restructuring Missouri's electric industry. The staff's plan addressed a number of issues of concern if the industry is restructured in Missouri. It also included a proposal for less than full recovery of strandable costs. The staff's plan has not been addressed by the MoPSC. A joint legislative committee is also conducting hearings on these issues. The Registrant is unable to predict the timing or ultimate outcome of electric industry restructuring in the state of Missouri.

In summary, the potential negative consequences associated with electric industry restructuring could be significant and could include the impairment and writedown of certain assets, including generation-related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital and operations expense. The Registrant is actively taking steps to mitigate these negative consequences. Most importantly, the Registrant will continue to focus on cost control to ensure that it maintains a competitive cost structure. Also, in Illinois, the Registrant's actions include strengthening its marketing operations to maintain its current customers and obtain new customers, as well as enhancing its information systems. In Missouri, the Registrant is actively involved in all major deliberations taking place surrounding electric industry restructuring in an effort to ensure that restructuring legislation, if any, contains an orderly transition and is equitable to the shareholders. The Registrant is also actively involved in shaping the policies of the Midwest ISO to protect shareholders' interests. At this time, the Registrant is unable to predict the ultimate impact of electric industry restructuring on the Registrant's future financial condition, results of operations or liquidity.

YEAR 2000 ISSUE

The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurs, certain date-sensitive systems need to be able to recognize the year as 2000 and not as 1900. This inability to recognize and properly treat the year as 2000 may cause these systems to process critical financial and operational information incorrectly. The Registrant's primary concern is the potential for any interruption in providing electric and gas service to customers, as well as the potential inability to process critical financial and operational information on a timely basis, including billing its customers, if appropriate steps are not taken to address this issue. Management has developed a Year 2000 plan (Plan) covering Ameren, including AmerenUE, and Ameren's Board of Directors has been briefed about the Year 2000 Issue and how it may affect the Registrant.

Ameren's Plan to resolve the Year 2000 Issue involves three phases: assessment, planning, and implementation/testing. Implementation of the Plan is directly supervised by each area's responsible Vice President. A Year 2000 Project Director coordinates the implementation of the Plan among functional teams who are addressing issues specific to a particular area, such as nuclear and non-nuclear generation facilities, energy management systems, gas distribution, etc. Ameren has also engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

Ameren has completed its assessment phase, which included analyzing date-sensitive electronic hardware, software applications and embedded systems and has developed a compliance plan to address issues that were identified. Many of the major corporate computer systems at Ameren are relatively new and therefore are either Year 2000 compliant or only require minor modifications. Also, several of the operating hardware and embedded systems (i.e., microprocessor chips) use analog rather than digital technology and thus are unaffected by the two-digit date issue. In addition, Ameren has contacted hundreds of vendors and suppliers to verify compliance.

Ameren has also completed its planning phase. Items that have been identified for remediation have been prioritized into groups based on their significance to Ameren's operations. The implementation/testing phase for all components/applications is approximately 45% complete as of December 31, 1998. Ameren expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

With respect to third parties, for areas that interface directly with significant vendors, Ameren has inventoried vendors and major suppliers and is currently assessing their Year 2000 readiness through surveys, websites and personal contact. Ameren plans to follow up with major suppliers and vendors and verify Year 2000 compliance, where appropriate. Ameren has also queried its health insurance providers. To date, Ameren is not aware of any problems that would materially impact its financial condition, results of operations or liquidity; however, neither Ameren nor the Registrant has the means of ensuring that these parties will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact Ameren and the Registrant.

Ameren is also addressing the impact of electric power grid problems that may occur outside of its own electric system. Ameren has started Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) to begin planning Year 2000 operational preparedness and restoration scenarios. As of January 31, 1999 (the latest information available), MAIN was 99% complete with its assessment phase, 94% complete with its planning phase and 53% complete with its implementation/testing phase. In addition, Ameren provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing Year 2000 readiness of the regional electric grid. As of January 31, 1999 (the latest information available), NERC was 98% complete with its assessment phase, 90% complete with its planning phase and 57% complete with its implementation/testing phase. Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, Ameren will incur internal labor costs as well as external consulting and other expenses to prepare for the new century. Ameren estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of December 31, 1998, Ameren has expended approximately $2.4 million. Ameren's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Ameren believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that Ameren's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000 Issue will be successful. Ameren is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operating systems. The first operational contingency plan addressing power grid issues is expected to be completed by the end of the first quarter 1999. Contingency plans related to the business areas are expected to be completed by the end of the second quarter 1999. At this time, the Registrant is unable to predict the ultimate impact, if any, of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.

CONTINGENCIES

See Note 11 - Commitments and Contingencies and Note 2 - Regulatory Matters under Notes to Financial Statements for material issues existing at December 31, 1998.

MARKET RISK RELATED TO FINANCIAL INSTRUMENTS AND COMMODITY INSTRUMENTS

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. The following discussion of Ameren's, including AmerenUE's, risk management activities includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates through its issuance of both long-term and short-term variable-rate debt, fixed-rate debt and commercial paper. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase 1% in 1999 as compared to 1998, the Registrant's interest expense would increase by approximately $5 million and net income would decrease by approximately $3 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt as of December 31, 1998, continued to be outstanding throughout 1999, and that the average interest rates for these instruments increased 1% over 1998. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and purchased power. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that AmerenUE has a Purchased Gas Adjustment Clause (PGA) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas. With approval of the MoPSC, the Registrant is participating in an experimental program to control the volatility of gas prices paid by its Missouri customers in the winter months through the purchase of financial instruments.

Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices (see Note 11 - Commitments and Contingencies under Notes to Financial Statements for further information). With regard to the Registrant's exposure to commodity risk for purchased power, Ameren has established a subsidiary, AmerenEnergy, Inc., whose primary responsibility includes managing market risks associated with the changing market prices for purchased power for the Registrant.

AmerenEnergy utilizes several techniques to mitigate its market risk for purchased power, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on or derived from the value of some underlying asset. The derivative financial instruments that AmerenEnergy is allowed to utilize (which include forward contracts and futures contracts) are dictated by a risk management policy, which has been reviewed with the Auditing Committee of Ameren's Board of Directors. Compliance with the risk management policy is the responsibility of a risk management steering committee, consisting of Ameren officers and an independent risk management officer at AmerenEnergy.

As of December 31, 1998, the fair value of derivative financial instruments exposed to commodity price risk was immaterial. The Registrant expects an increase in the derivative financial instruments used to manage risk in 1999 due to expected growth at AmerenEnergy.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning (see Note 12 - Callaway Nuclear Plant under Notes to Financial Statements for further information). As of December 31, 1998, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

ACCOUNTING MATTERS

In its November 1998 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) reached a consensus on EITF Issue 98-10, "Accounting for Energy Trading and Risk Management Activities." EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or non-trading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with gains and losses included in earnings. EITF 98-10 includes factors or indicators to consider when determining if a transaction is a trading or non-trading activity. EITF 98-10 will be effective beginning in 1999. Currently, AmerenEnergy enters into contracts for the sale and purchase of energy on behalf of the Registrant. These transactions are considered nontrading activities and are accounted for using the accrual or settlement method, which represents industry practice. Should any of AmerenEnergy's future activities be considered trading activities based on the indicators provided in EITF 98-10, the related transaction may need to be measured at fair value and recognized in the balance sheet, with a gain or less included in earnings. EITF 98-10 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption. Many of the provisions of EITF 98-10 will likely be superseded by Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" (see below).

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is encouraged. SFAS 133 cannot be applied retroactively. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, which are currently expensed by the Registrant, may be capitalized and amortized over some future period. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

EFFECTS OF INFLATION AND CHANGING PRICES

The Registrant's rates for retail electric and gas service are regulated by the MoPSC and the Illinois Commerce Commission. Non-retail electric rates are regulated by the FERC.

The current replacement cost of the Registrant's utility plant substantially exceeds its recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical costs through depreciation might not be adequate to replace plants in future years. Regulatory practice has been modified for the Registrant's generation portion of its business in its Illinois jurisdiction, and may be modified in the future for the Registrant's Missouri jurisdiction (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information).

In the Illinois retail jurisdiction, the cost of fuel for electric generation, which was previously reflected in billings to customers through a fuel adjustment clause, has been added to base rates as provided for in the Law (see
Note 2 - Regulatory Matters under Notes to Financial Statements for further information). In the Missouri retail jurisdiction, the cost of fuel for electric generation is reflected in base rates with no provision for changes to be made through a fuel adjustment clause. In Illinois and Missouri, changes in gas costs are generally reflected in billings to customers through a purchased gas adjustment clause.

Inflation continues to be a factor affecting operations, earnings, stockholders' equity and financial performance.

SAFE HARBOR STATEMENT

Statements made in this report which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              Information required to be reported by this item is included under "Market Risk Related to Financial Instruments and Commodity Instruments" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under Item 7 herein.

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Shareholders of Union Electric Company


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) on Page 38 present fairly, in all material respects, the financial position of Union Electric Company at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 4, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNION ELECTRIC COMPANY

                                  BALANCE SHEET
                                  -------------
                      (Thousands of Dollars, Except Shares)

                                                                  December 31, December 31,
ASSETS                                                               1998         1997
------                                                               ----         ----
Property and plant, at original cost:
   Electric                                                       $8,975,542   $8,832,039
   Gas                                                               209,556      197,959
   Other                                                              35,994       36,023
                                                                  ----------   ----------
                                                                   9,221,092    9,066,021
   Less accumulated depreciation and amortization                  4,110,250    3,866,925
                                                                  ----------   ----------
                                                                   5,110,842    5,199,096
Construction work in progress:
   Nuclear fuel in process                                           108,294      134,804
   Other                                                             127,168       68,074
                                                                  ----------   ----------
         Total property and plant, net                             5,346,304    5,401,974
                                                                  ----------   ----------
Investments and other assets:
   Nuclear decommissioning trust fund                                161,877      122,438
   Other                                                              45,688       33,315
                                                                  ----------   ----------
         Total investments and other assets                          207,565      155,753
                                                                  ----------   ----------
Current assets:
   Cash and cash equivalents                                          47,337        3,232
   Accounts receivable - trade (less allowance for doubtful
         accounts of $6,678 and $3,645, respectively)                143,912      179,708
   Unbilled revenue                                                   97,361       71,156
   Other accounts and notes receivable                                55,502       41,028
   Materials and supplies, at average cost -
      Fossil fuel                                                     53,036       49,574
      Other                                                           91,831       97,375
   Other                                                              13,529       11,040
                                                                  ----------   ----------
         Total current assets                                        502,508      453,113
                                                                  ----------   ----------
Regulatory assets:
   Deferred income taxes                                             608,353      611,740
   Other                                                             165,134      179,705
                                                                  ----------   ----------
         Total regulatory assets                                     773,487      791,445
                                                                  ----------   ----------
TOTAL ASSETS                                                      $6,829,864   $6,802,285
                                                                  ==========   ==========

CAPITAL AND LIABILITIES
-----------------------
Capitalization:
   Common stock, $5 par value, authorized 150,000,000 shares -
     outstanding 102,123,834 shares                               $  510,619   $  510,619
   Other paid-in capital, principally premium on
     common stock                                                    701,896      716,879
   Retained earnings                                               1,211,610    1,159,956
                                                                  ----------   ----------
         Total common stockholder's equity                         2,424,125    2,387,454
   Preferred stock not subject to mandatory redemption (Note 6)      155,197      155,197
   Long-term debt (Note 8)                                         1,674,311    1,846,482
                                                                  ----------   ----------
         Total capitalization                                      4,253,633    4,389,133
                                                                  ----------   ----------
Current liabilities:
   Current maturity of long-term debt                                117,269       28,797
   Short-term debt                                                       --        21,300
   Accounts and wages payable                                        242,522      188,014
   Accumulated deferred income taxes                                  45,061       35,809
   Taxes accrued                                                     100,714       94,167
   Other                                                             151,385      142,859
                                                                  ----------   ----------
         Total current liabilities                                   656,951      510,946
                                                                  ----------   ----------
Commitments and Contingencies (Notes 2, 11 and 12)
Accumulated deferred income taxes                                  1,254,372    1,264,800
Accumulated deferred investment tax credits                          144,175      149,891
Regulatory liability                                                 159,317      175,638
Other deferred credits and liabilities                               361,416      311,877
                                                                  ==========   ==========
TOTAL CAPITAL AND LIABILITIES                                     $6,829,864   $6,802,285
                                                                  ==========   ==========

See Notes to Financial Statements.

                                       19


                             UNION ELECTRIC COMPANY
                             ----------------------
                               STATEMENT OF INCOME
                               -------------------
                             (Thousands of Dollars)




                                                             December 31,   December 31,   December 31,
For the year ended                                              1998           1997           1996
                                                                ----           ----           ----

OPERATING REVENUES:
   Electric                                                $ 2,290,526    $ 2,188,571    $ 2,160,815
   Gas                                                          91,175         98,259         99,064
   Steam                                                           370            503            485
                                                           -----------    -----------    -----------
      Total operating revenues                               2,382,071      2,287,333      2,260,364

OPERATING EXPENSES:
   Operations
    Fuel and purchased power                                   530,449        499,995        512,831
    Gas                                                         49,496         63,453         64,548
    Other                                                      461,987        404,956        379,106
                                                             ---------      ---------      ---------
                                                             1,041,932        968,404        956,485
    Maintenance                                                221,995        217,426        223,632
    Depreciation and amortization                              259,787        247,961        241,298
    Income taxes                                               217,385        192,766        197,369
    Other taxes                                                212,789        211,949        213,266
                                                             ---------      ---------      ---------
      Total operating expenses                               1,953,888      1,838,506      1,832,050

Operating Income                                               428,183        448,827        428,314

OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds used during
      Construction                                               4,985          4,461          6,492
   Miscellaneous, net                                           10,904          7,334         (4,293)
                                                             ---------      ---------      ---------
      Total other income and deductions                         15,889         11,795          2,199

Income Before Interest Charges                                 444,072        460,622        430,513


INTEREST CHARGES:
   Interest                                                    129,947        138,676        132,644
   Allowance for borrowed funds used during construction        (5,945)        (6,676)        (7,007)
                                                             ---------      ---------      ---------
    Net interest charges                                       124,002        132,000        125,637


Income Before Extraordinary Charge                             320,070        328,622        304,876
                                                             ---------      ---------      ---------

Extraordinary Charge (Net of Income Taxes) (Note 2)               --          (26,967)          --
                                                             ---------      ---------      ---------

NET INCOME                                                     320,070        301,655        304,876
                                                             ---------      ---------      ---------

Preferred Stock Dividends                                        8,817          8,817         13,249
                                                             ---------      ---------      ---------
NET INCOME AFTER PREFERRED
      STOCK DIVIDENDS                                      $   311,253    $   292,838    $   291,627
                                                           ===========    ===========    ===========

See Notes to Financial Statements.


                             UNION ELECTRIC COMPANY
                             ----------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                             (Thousands of Dollars)




                                                          December 31,    December 31     December 31,
For the year ended                                            1998           1997             1996
                                                              ----           ----             ----

Cash Flows From Operating:
   Income before extraordinary charge                      $ 320,070      $ 328,622        $ 304,876

   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                        250,323        238,846          231,743
        Amortization of nuclear fuel                          36,855         37,126           37,792
        Allowance for funds used during construction         (10,930)       (11,137)         (13,499)
        Deferred income taxes, net                           (14,213)       (23,788)           4,948
        Deferred investment tax credits, net                  (5,716)       (10,451)          (6,182)
        Changes in assets and liabilities:
          Receivables, net                                    (4,883)        14,356          (11,028)
          Materials and supplies                               2,082         11,219          (18,866)
          Accounts and wages payable                          54,508        (22,335)           4,732
          Taxes accrued                                        6,547         42,622            3,832
          Other, net                                          16,463         (2,941)          66,344
                                                            ---------     -----------       ----------
Net Cash Provided by Operating Activities                    651,106        602,139          604,692

Cash Flows From Investing:
   Construction expenditures                                (221,502)      (259,418)        (325,110)
   Allowance for funds used during construction               10,930         11,137           13,499
   Nuclear fuel expenditures                                 (20,432)       (35,432)         (51,176)
                                                            ---------     ----------       ----------
Net Cash Used in Investing Activities                       (231,004)      (283,713)        (362,787)

Cash Flows From Financing:
   Dividends on common stock                                (259,599)      (259,395)        (256,331)
   Dividends on preferred stock                               (8,817)        (8,817)         (12,941)
   Redemptions -
      Nuclear fuel lease                                     (67,720)       (28,292)         (34,819)
      Short-term debt                                        (21,300)          --             (8,300)
      Long-term debt                                        (195,000)       (45,000)         (35,000)
      Preferred stock                                           --          (63,924)             (26)
   Issuances -
      Nuclear fuel lease                                      16,439         40,337           43,884
      Short-term debt                                           --           10,000              --
      Long-term debt                                         160,000         35,000           65,500
                                                            ---------      ---------       ----------
Net Cash Used in Financing Activities                       (375,997)      (320,091)        (238,033)

Net Change in Cash and Cash Equivalents                       44,105         (1,665)           3,872
Cash and Cash Equivalents at Beginning of Year                 3,232          4,897            1,025
                                                            =========      =========       ==========
Cash and Cash Equivalents at End of Year                    $ 47,337      $   3,232        $   4,897
======================================================================================================
Cash paid during the periods:
------------------------------------------------------------------------------------------------------
   Interest (net of amount capitalized)                    $ 125,255      $ 117,187        $ 120,745
   Income taxes                                            $ 223,960      $ 195,498        $ 193,043
------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
An extraordinary charge to earnings was recorded in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities of the Company's Illinois retail electric business as a result of electric industry restructuring legislation enacted in Illinois in December 1997. The write-off reduced earnings $27 million, net of income taxes. See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                             ----------------------


STATEMENT OF RETAINED EARNINGS
------------------------------
(Thousands of Dollars)

-----------------------------------------------------------------------------------------
Year Ended December 31,                       1998              1997             1996
Balance at Beginning of Period             $1,159,956        $1,126,513       $1,090,909
-----------------------------------------------------------------------------------------
  Add:
  Net income                                  320,070           301,655          304,876
-----------------------------------------------------------------------------------------
                                            1,480,026         1,428,168        1,395,785
-----------------------------------------------------------------------------------------
  Deduct:
  Preferred stock dividends                     8,817             8,817           12,941
  Common stock cash dividends                 259,599           259,395          256,331
-----------------------------------------------------------------------------------------
                                              268,416           268,212          269,272
-----------------------------------------------------------------------------------------
Balance at End of Period                   $1,211,610        $1,159,956       $1,126,513
-----------------------------------------------------------------------------------------

Under mortgage indentures as amended, $31,305 of total retained earnings was restricted against payment of common dividends - except those payable in common stock, leaving $1,180,305 of free and unrestricted retained earnings at December
31, 1998.










SELECTED QUARTERLY INFORMATION (Unaudited)
------------------------------
(Thousands of Dollars, Except Per Share Amounts)

------------------------------------------------------------------------------------------------
                                 Operating        Operating           Net         Net Income
                                 Revenues          Income            Income         After
Quarter Ended                                                                     Preferred
                                                                                    Stock
                                                                                  Dividends
------------------------------------------------------------------------------------------------
March 31, 1998 <F1>                $478,585          $62,120           $30,302         $28,098
March 31, 1997 <F1>                 487,258           65,587            31,630          29,426
June 30, 1998 <F2>                  588,676           92,827            66,251          64,046
June 30, 1997 <F2>                  549,954          104,084            69,642          67,437
September 30, 1998 <F3>             846,437          233,738           206,551         204,347
September 30, 1997 <F3>             774,354          218,646           183,779         181,575
December 31, 1998                   468,373           39,498            16,966          14,762
December 31, 1997 <F4>              475,767           60,510            16,604          14,400
------------------------------------------------------------------------------------------------

<F1> The first  quarter of 1998 and 1997  included  credits to Missouri electric customers which reduced net income and earnings on common stock approximately $6 million and $7 million, respectively
<F2> The second  quarter of 1998 and 1997 included  credits to Missouri electric customers which reduced net income and earnings on common stock approximately $18 million and $4 million, respectively. Callaway Plant refueling expenses, which decreased net income approximately $18 million, were included in the second quarter of 1998.
<F3> The third quarter of 1998 included a  nonrecurring  charge  related to  the targeted  separation  plan, which reduced net income $11  million.  See Note 3 -
Targeted Separation Plan under Notes to Financial Statements for further information.
<F4> The fourth quarter  of  1997   included  a  net  reversal of  the  Missouri
portion of merger-related expenses of $22 million. The fourth quarter of 1997 also included an extraordinary charge of $27 million, net of income taxes (see
Note 2 - Regulatory Matters under Notes to Financial Statements for further information).

Other changes in quarterly earnings are due to the effect of weather on sales and other factors that are characteristic of public utility operations.

See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation
Union Electric Company (AmerenUE or the Registrant) is a wholly-owned subsidiary of Ameren Corporation (Ameren), which is the parent company of two utility operating companies, the Registrant and Central Illinois Public Service Company (AmerenCIPS). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of AmerenUE and CIPSCO Incorporated (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves
1.1 million electric and 124,000 gas customers in a 24,500 square-mile area of Missouri and Illinois, including Metropolitan St. Louis.

The Registrant also has a 40% interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and operates an electric generating and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

Regulation
In addition to the SEC, the Registrant is regulated by the Missouri Public Service Commission (MoPSC), Illinois Commerce Commission (ICC), and the FERC. The accounting policies of the Registrant conform to generally accepted accounting principles (GAAP). See Note 2 - Regulatory Matters for further information.

Property and Plant
The cost of additions to and betterments of units of property and plant is capitalized. Cost includes labor, material, applicable taxes and overheads. An allowance for funds used during construction is also added for the Registrant's regulated assets, and interest incurred during construction is added for non-regulated assets. Maintenance expenditures and the renewal of items not considered units of property are charged to income as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage value, are charged to accumulated depreciation.

Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 1998, 1997 and 1996 was approximately 3% of the average depreciable cost.

Fuel and Gas Costs
In the Missouri and Illinois retail electric jurisdictions, the cost of fuel for electric generation is reflected in base rates with no provision for changes to be made through fuel adjustment clauses. (See Note 2 - Regulatory Matters for further information.) In Illinois in 1997 and 1996, changes in fuel costs were generally reflected in billings to electric customers through the fuel adjustment clause. In the Illinois and Missouri retail gas jurisdictions, changes in gas costs are generally reflected in billings to gas customers through purchased gas adjustment clauses.

Nuclear Fuel
The cost of nuclear fuel is amortized to fuel expense on a unit-of-production basis. Spent fuel disposal cost is charged to expense based on kilowatthours sold.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

Income Taxes
The Registrant is included in the consolidated federal income tax return filed by Ameren. Income taxes are allocated to the individual companies based on their respective taxable income or loss. Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates expected to be in effect when the temporary differences reverse.

Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the related properties.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFC) is a utility industry accounting practice whereby the cost of borrowed funds and the cost of equity funds (preferred and common stockholders' equity) applicable to the Registrant's regulated construction program are capitalized as a cost of construction. AFC does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

Under accepted ratemaking practice, cash recovery of AFC, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The AFC rates used were 9% during 1998, 1997, and 1996.

Unamortized Debt Discount, Premium and Expense
Discount, premium and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue
The Registrant accrues an estimate of electric and gas revenues for service rendered but unbilled at the end of each accounting period.

Evaluation of Assets for Impairment
Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" prescribes general standards for the recognition and measurement of impairment losses. The Registrant determines if long-lived assets are impaired by comparing their undiscounted expected future cash flows to their carrying amount. An impairment loss is recognized if the undiscounted expected future cash flows are less than the carrying amount of the asset. SFAS 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings (see Note 2 Regulatory Matters for further information). As of December 31, 1998, no impairment was identified.

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

NOTE 2 - Regulatory Matters

In July 1995, the MoPSC approved an agreement establishing contractual obligations involving the Registrant's Missouri retail electric rates. Included was a three-year experimental alternative regulation plan that ran from July 1, 1995 through June 30, 1998, which provided that earnings in those years in excess of a 12.61% regulatory return on equity (ROE) be shared equally between customers and Ameren's stockholders, and earnings above a 14% ROE be credited to customers. The formula for computing the credit used twelve-month results ending June 30, rather than calendar year earnings. In 1996, the Registrant recorded a $47 million credit for the first year of the plan, which reduced earnings $28 million. During 1997, the Registrant recorded a $20 million credit for the second year of the plan, which reduced earnings $11 million. In 1998, the Registrant recorded an estimated $43 million credit for the final year of the plan, which reduced earnings $24 million. In November 1998, the MoPSC staff proposed preliminary adjustments to the Registrant's estimated credit. The credit for the final year of the plan will be subject to regulatory proceedings. The Registrant expects that the regulatory proceedings will be completed in 1999. The staff's proposed adjustments, if ultimately accepted, could increase the Registrant's estimated credit up to $10 million.

Included in the joint agreement approved by the MoPSC in its February 1997 order authorizing the Merger, was a new three-year experimental alternative regulation plan that will run from July 1, 1998 through June 30, 2001. Like the original plan, the new plan requires that earnings over a 12.61% ROE up to a 14% ROE will be shared equally between customers and Ameren's stockholders. The new three-year plan will also return to customers 90% of all earnings above a 14% ROE up to a 16% ROE. Earnings above a 16% ROE will be credited entirely to customers. In addition, the joint agreement provides for a Missouri electric rate decrease, retroactive to September 1, 1998, based on the weather-adjusted average annual credits to customers under the original experimental alternative regulation plan. The Registrant estimates that its Missouri electric rate decrease should approximate $15 million to $20 million on an annualized basis. However, the MoPSC staff has proposed adjustments to the Registrant's estimate based upon their methodology of calculating the weather-adjusted credits. In addition, the results of the regulatory proceedings associated with the final year of the original experimental alternative regulation plan will impact the final Missouri electric rate decrease as well. The Registrant expects that the regulatory proceedings associated with determining the Missouri electric rate decrease will be completed in 1999. The staff's proposed adjustments, if ultimately accepted, could increase the Registrant's proposed Missouri electric rate decrease by $15 million to $20 million.

In December 1997, the MoPSC approved a $12 million annual rate increase for natural gas service in the Registrant's Missouri jurisdiction. The rate increase became effective in February 1998.

In June 1998, the Registrant filed a request with the ICC to increase rates for natural gas service in the Illinois jurisdiction. In February 1999, the ICC approved a $1 million annual rate increase. The rate increase became effective in February 1999.

In 1998, the Registrant joined a group of ten other utility companies which support the formation of the Midwest Independent System Operator (Midwest ISO). An ISO operates, but does not own, transmission systems and maintains system reliability and security while alleviating pricing issues associated with the "pancaking" of rates. The Midwest ISO would be regulated by FERC. The FERC conditionally approved the Midwest ISO in September 1998, and it is expected to be operational by the year 2001. The Registrant's membership in the Midwest ISO must be approved by the MoPSC. The Midwest ISO covers eight states and represents portions of 40,000 miles of transmission line and 62,000 megawatts of electric power. Collectively, the member companies serve more than seven million customers.

In addition, certain states are considering proposals or have adopted legislation that will promote competition at the retail level. In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

Under the Law, retail direct access, which allows customers to choose their electric generation supplier, will be phased in over several years. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002.

The Law includes a 5% residential electric rate decrease for the Registrant's Illinois electric customers, effective August 1, 1998. This rate decrease reduced electric revenues approximately $1 million in 1998 and is expected to decrease electric revenues approximately $3 million annually thereafter, based on estimated levels of sales and assuming normal weather conditions. The Registrant may be subject to additional 5% residential electric rate decreases in each of 2000 and 2002, to the extent its rates exceed the Midwest utility average at that time. The Registrant's rates are currently below the Midwest utility average.

As a result of the Law, the Registrant filed a proposal with the ICC to eliminate the electric fuel adjustment clause for Illinois retail customers, thereby including a historical level of fuel costs in base rates. The ICC approved the Registrant's filing in April 1998.

The Law contains a provision requiring one-half of excess earnings from the Illinois regulated jurisdiction for the years 1998 through 2004 to be refunded to the Registrant's Illinois customers. Excess earnings are defined as the excess of the two-year average annual rate of return on common equity over the two-year average of the average monthly yields of the 30-year U.S. Treasury bonds, plus prescribed percentages ranging from 5.5% to 6.5%. Filings must be made with the ICC on or before March 31 of each year 2000 through 2005. At this time, the Registrant is unable to determine the impact of this provision on its future financial condition, results of operations or liquidity.

Other provisions of the Law include (1) potential recovery of a portion of strandable costs, which represent costs which would not be recoverable in a restructured environment, through a transition charge collected from customers who choose another electric supplier; (2) a mechanism to securitize certain future revenues; (3) a requirement to file a delivery service tariff in March 1999 for customers who choose alternative suppliers; and (4) a provision relieving the Registrant of the requirement to file an electric rate case or an alternative regulatory plan in Illinois following the consummation of the Merger to reflect the effects of net merger savings.

The Registrant's accounting policies and financial statements conform to GAAP applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Such effects concern mainly the time at which various items enter into the determination of net income in order to follow the principle of matching costs and revenues. For example, SFAS 71 allows the Registrant to record certain assets and liabilities (regulatory assets and regulatory liabilities) which are expected to be recovered or settled in future rates and would not be recorded under GAAP for nonregulated entities. In addition, reporting under SFAS 71 allows companies whose service obligations and prices are regulated to maintain assets on their balance sheets representing costs they reasonably expect to recover from customers, through inclusion of such costs in future rates. SFAS 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71," specifies how an enterprise that ceases to meet the criteria for application of SFAS 71 for all or part of its operations should report that event in its financial statements. In general, SFAS 101 requires that the enterprise report the discontinuance of SFAS 71 by eliminating from its balance sheet all regulatory assets and liabilities related to the portion of the business that no longer meets the SFAS 71 criteria. The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) has concluded that application of SFAS 71 accounting should be discontinued once sufficiently detailed deregulation legislation is issued for a separable portion of a business for which a plan of deregulation has been established. However, the EITF further concluded that regulatory assets associated with the deregulated portion of the business, which will be recovered through tariffs charged to customers of a regulated portion of the business, should be associated with the regulated portion of the business from which future cash recovery is expected (not the portion of the business from which the costs originated), and can therefore continue to be carried on the regulated entity's balance sheet to the extent such assets are recoverable. In addition, SFAS 121 establishes accounting standards for the impairment of long-lived assets (see
Note 1 - Summary of Significant Accounting Policies for further information).

Due to the enactment of the Law, prices for the retail supply of electric generation are expected to transition from cost-based, regulated rates to rates determined in large part by competitive market forces in the state of Illinois. As a result, the Registrant discontinued application of SFAS 71 for the Illinois retail portion of its generating business (i.e., the portion of the Registrant's business related to the supply of electric energy in Illinois) in the fourth quarter of 1997. The Registrant evaluated the impact of the Law on the future recoverability of its regulatory assets and liabilities related to the generation portion of its business and determined that it was not probable that such assets and liabilities would be recovered through the cash flows from the regulated portion of its business. Accordingly, the Registrant's generation-related regulatory assets and liabilities of its Illinois retail electric business were written off in the fourth quarter of 1997, resulting in an extraordinary charge to earnings of $27 million, net of income taxes. These regulatory assets and liabilities included previously incurred costs originally expected to be collected/ refunded in future revenues, such as deferred charges related to a generating plant and income tax-related regulatory assets and liabilities. In addition, the Registrant has evaluated whether the recoverability of the costs associated with its remaining net generation-related assets has been impaired as defined under SFAS 121. The Registrant has concluded that impairment, as defined under SFAS 121, does not exist and that no plant write-downs are necessary at this time. At December 31, 1998, the Registrant's net investment in generation facilities related to its Illinois retail jurisdiction approximated $216 million and was included in electric plant in-service on the Registrant's consolidated balance sheet.

The provisions of the Law could also result in lower revenues, reduced profit margins and increased costs of capital and operations expense. At this time, the Registrant is unable to determine the impact of the Law on the Registrant's future financial condition, results of operations or liquidity.

In Missouri, where approximately 92% of the Registrant's retail electric revenues are derived, a task force appointed by the MoPSC investigated electric industry restructuring and competition. In 1998, the task force issued a report to the MoPSC that addressed many of the restructuring issues, but did not provide a specific recommendation or approach to restructure the industry. In addition, in 1998, the MoPSC Staff issued a proposed plan for restructuring Missouri's electric industry. The Staff's plan addressed a number of issues of concern if the industry is restructured in Missouri. It also included a proposal for less than full recovery of strandable costs. The Staff's plan has not been addressed by the MoPSC. A joint legislative committee is also conducting hearings on these issues.

The Registrant is unable to predict the timing or ultimate outcome of electric industry restructuring in the state of Missouri, as well as the impact of potential electric industry restructuring matters on the Registrant's future financial condition, results of operations or liquidity. The potential negative consequences of electric industry restructuring could be significant and include the impairment and write-down of certain assets, including generation-related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital and operations expense. At December 31, 1998, the Registrant's net investment in generation facilities related to its Missouri jurisdiction approximated $2.5 billion and was included in electric plant in-service on the Registrant's balance sheet.

In addition, at December 31, 1998, the Registrant's Missouri net generation-related regulatory assets approximated $464 million.

In accordance with SFAS 71, the Registrant has deferred certain costs pursuant to actions of its regulators, and is currently recovering such costs in electric rates charged to customers.



At December 31, the Registrant had recorded the following  regulatory assets and regulatory liability:
------------------------------------------- ------- -------
(in millions)                                 1998    1997
------------------------------------------- ------- -------
Regulatory Assets:
  Income taxes                                $608    $612
  Callaway costs                                95      99
  Merger costs                                  24      28
  Unamortized loss on reacquired debt           26      26
  Other                                         20      26
------------------------------------------- ------- -------
Regulatory Assets                             $773    $791
------------------------------------------- ------- -------
Regulatory Liability:
  Income taxes                                $159    $176
------------------------------------------- ------- -------
Regulatory Liability                          $159    $176
------------------------------------------- ------- -------


Income Taxes:  See Note 9 - Income Taxes.
Callaway Costs: Represents Callaway Nuclear Plant operations and maintenance expenses, property taxes and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the plant (through 2024).
Merger Costs: Represents the portion of merger-related expenses applicable to the Missouri retail jurisdiction. These costs are being amortized within 10 years, based on a MoPSC order.
Unamortized Loss on Reacquired Debt: Represents losses related to refunded debt. These amounts are being amortized over the lives of the related new debt issues or the remaining lives of the old debt issues if no new debt was issued.

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

In April 1996, the FERC issued Order 888 and Order 889 related to the industry's wholesale electric business. In January 1998, Ameren filed a combined open access tariff that conforms to the FERC's orders.

NOTE 3 - Targeted Separation Plan

In July 1998, Ameren offered separation packages to employees whose positions were eliminated through a targeted separation plan (TSP). During the third quarter of 1998, a nonrecurring, pre-tax charge of $18 million was recorded, which reduced earnings $11 million, representing the Registrant's share of costs incurred to implement the TSP. The remaining liability associated with the TSP at December 31, 1998, was $11 million.

NOTE 4 - Concentration of Risk

Market Risk
The Registrant engages in price risk management activities related to electricity and natural gas. In addition to buying and selling these commodities, the Registrant uses derivative financial instruments to manage market risks and reduce exposure resulting from fluctuations in interest rates and the prices of electricity and natural gas. Derivative instruments used include futures and forward contracts. The use of these types of contracts allows the Registrant to manage and hedge its contractual commitments and reduce exposure related to the volatility of commodity market prices.

Credit Risk
Credit risk represents the accounting loss that would be recognized if counterparties fail to perform as contracted. New York Mercantile Exchange (NYMEX) traded futures contracts are guaranteed by NYMEX and have nominal credit risk. On all other transactions, the Registrant is exposed to credit risk in the event of nonperformance by the counterparties in the transaction.

The Registrant's financial instruments subject to credit risk consist primarily of trade accounts receivable and forward contracts. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising the Registrant's customer base. The Registrant's revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. For each counterparty in forward contracts, the Registrant analyzes the counterparty's financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

NOTE 5 - Nuclear Fuel Lease

The Registrant has a lease agreement that provides for the financing of nuclear fuel. At December 31, 1998, the maximum amount that could be financed under the agreement was $120 million. Pursuant to the terms of the lease, the Registrant has assigned to the lessor certain contracts for purchase of nuclear fuel. The lessor obtains, through the issuance of commercial paper or from direct loans under a committed revolving credit agreement from commercial banks, the necessary funds to purchase the fuel and make interest payments when due.

The Registrant is obligated to reimburse the lessor for all expenditures for nuclear fuel, interest and related costs. Obligations under this lease become due as the nuclear fuel is consumed at the Registrant's Callaway Nuclear Plant. The Registrant reimbursed the lessor $23 million in 1998, $31 million during 1997 and $37 million during 1996.

The Registrant has capitalized the cost, including certain interest costs, of the leased nuclear fuel and has recorded the related lease obligation. During 1998, the total interest charges under the lease were $5 million. In both 1997 and 1996, the total interest charges under the lease were $6 million. Interest charges for these years were based on average interest rates of approximately 6%. Interest charges of $3 million were capitalized in each respective year.

NOTE 6 - Preferred Stock

At December 31, 1998 and 1997, the Registrant had 25 million shares of authorized preferred stock.


Outstanding   preferred  stock  is  entitled  to  cumulative  dividends  and  is redeemable at the redemption prices shown below:
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Preferred Stock Not Subject to Mandatory Redemption:
(in millions)
-------------------------------------------------------------------------------------------------
                                                         Redemption Price         December 31,
                                                           (per share)          1998        1997
Without par value and stated value of $100 per share--
$7.64 Series     - 330,000 shares                      $103.82 - note (a)       $33         $33
$5.50 Series A   -  14,000 shares                       110.00                    1           1
$4.75 Series     -  20,000 shares                       102.176                   2           2
$4.56 Series     - 200,000 shares                       102.47                   20          20
$4.50 Series     - 213,595 shares                       110.00 - note (b)        21          21
$4.30 Series     -  40,000 shares                       105.00                    4           4
$4.00 Series     - 150,000 shares                       105.625                  15          15
$3.70 Series     -  40,000 shares                       104.75                    4           4
$3.50 Series     - 130,000 shares                       110.00                   13          13

Without par value and stated value of $25 per share--
$1.735 Series  - 1,657,500 shares                        25.00                   42          42
-------------------------------------------------------------------------------------------------

TOTAL PREFERRED STOCK NOT
SUBJECT TO MANDATORY REDEMPTION                                                $155        $155
-------------------------------------------------------------------------------------------------

(a) Beginning February 15, 2003, eventually declining to $100 per share.
(b) In the event of voluntary liquidation, $105.50.

-------------------------------------------------------------------------------------------------


NOTE 7 - Short-Term Borrowings

Short-term borrowings of the Registrant consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At December 31, 1998 the Registrant had no outstanding short-term borrowings. At December 31, 1997, $21 million of short-term borrowings were outstanding having a weighted average interest rate of 7.0%.

At December 31, 1998, the Registrant had committed bank lines of credit aggregating $137 million (all of which was unused) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. These lines of credit are renewable annually at various dates throughout the year.

NOTE 8 - Long-Term Debt


Long-term debt outstanding at December 31, was:
--------------------------------------------------------------------------------------------------
(in millions)                                                       1998                    1997
--------------------------------------------------------------------------------------------------
First Mortgage Bonds - note (a)
--------------------------------------------------------------------------------------------------
  6 3/4% Series due 1999                                             $100                   $100
  8.33%  Series due 2002                                               75                     75
  7.65%  Series due 2003                                              100                    100
  6 7/8% Series due 2004                                              188                    188
  7 3/8% Series due 2004                                               85                     85
  6 3/4% Series due 2008                                              148                    148
  7.40%  Series due 2020 - note (b)>                                   60                     60
  8 3/4% Series due 2021                                              125                    125
  8%     Series due 2022                                               85                     85
  8 1/4% Series due 2022                                              104                    104
  7.15%  Series due 2023                                               75                     75
  7%     Series due 2024                                              100                    100
  5.45%  Series due 2028 - note (b)>                                   44                     44
--------------------------------------------------------------------------------------------------
                                                                    1,289                  1,289
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Missouri Environmental Improvement Revenues Bonds
--------------------------------------------------------------------------------------------------
  1984 Series A paid in 1998                                            -                     80
  1984 Series B paid in 1998                                            -                     80
  1985 Series A due 2015 - note (c)                                    70                     70
  1985 Series B due 2015 - note (c)                                    57                     57
  1991 Series due 2020 - note (c)                                      43                     43
  1992 Series due 2022 - note (c)                                      47                     47
  1998 Series A due 2033 - note (c)                                    60                      -
  1998 Series B due 2033 - note (c)                                    50                      -
  1998 Series C due 2033 - note (c)                                    50                      -
--------------------------------------------------------------------------------------------------
                                                                      377                    377
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Subordinated Deferrable Interest Debentures
--------------------------------------------------------------------------------------------------
  7.69% Series A due 2036 - note (d)                                   66                     66
--------------------------------------------------------------------------------------------------
Commercial Paper - note (e)                                             -                     35
--------------------------------------------------------------------------------------------------
Nuclear Fuel Lease                                                     66                    117
--------------------------------------------------------------------------------------------------
Unamortized Discount and Premium on Debt                               (7)                    (9)
--------------------------------------------------------------------------------------------------
Maturities Due Within One Year                                       (117)                   (29)
--------------------------------------------------------------------------------------------------
Total Long-Term Debt                                               $1,674                 $1,846
--------------------------------------------------------------------------------------------------

 (a) At December  31,  1998,  substantially  all of the  property  and plant was mortgaged  under,  and  subject  to liens of,  the  respective  indentures pursuant to which the bonds were issued.
 (b) Environmental Improvement Series.
 (c) Interest rates, and the  periods  during  which  such  rates  apply,  vary depending on the Registrant's  selection of certain defined rate modes. The average interest rates for the year 1998 are as follows:
                   1985 Series A            3.47%
                   1985 Series B            3.72%
                   1991 Series              3.75%
                   1992 Series              3.63%
                   1998 Series A            3.54%
                   1998 Series B            3.50%
                   1998 Series C            3.57%
 (d) During the terms of the  debentures,  the  Registrant  may,  under certain circumstances, defer the payment of interest for up to five years.
 (e) A bank credit agreement,  due 2000, permits the Registrant to borrow  or to support  commercial  paper  borrowings  up to $300 million.  Interest rates will vary  depending on market  conditions.  At December 31, 1998, no such borrowings were outstanding.



Maturities of long-term debt through 2003 are as follows:
-------------------------------------------------------------
(in millions)                               Principal Amount
-------------------------------------------------------------
1999                                                    $117
2000                                                      -
2001                                                      -
2002                                                      75
2003                                                     100
-------------------------------------------------------------

Amounts for years subsequent to 1999 do not include nuclear fuel lease payments since the amounts of such payments are not currently determinable.

Also, Ameren has a bank credit agreement due 2003, which permits the borrowing of up to $200 million on a long-term basis. This credit agreement is available to Ameren and its subsidiaries, including the Registrant. As of December 31, 1998, $190 million was available for the Registrant's use.

NOTE 9 - Income Taxes

Total income tax expense for 1998 resulted in an effective tax rate of 40% on earnings before income taxes (38% in 1997 and 39% in 1996).


Principal reasons such rates differ from the statutory federal rate:
---------------------------------------------------------------------------------------------------
                                                       1998               1997              1996
---------------------------------------------------------------------------------------------------
Statutory federal income
  tax rate                                              35%                35%               35%
Increases (Decreases) from:
  Depreciation differences                               2                  2                 2
  State tax                                              4                  4                 4
  Other                                                 (1)                (3)               (2)
---------------------------------------------------------------------------------------------------
Effective income tax rate                               40%                 38%               39%
---------------------------------------------------------------------------------------------------

Income tax expense components:
---------------------------------------------------------------------------------------------------
(in millions)                                          1998               1997              1996
---------------------------------------------------------------------------------------------------
Taxes currently payable (principally
  Federal):
Included in operating expenses                        $237               $216              $199
Included in other income--
     Miscellaneous, net                                 (5)                (3)               (2)
---------------------------------------------------------------------------------------------------
                                                       232                213               197
Deferred taxes (principally federal):
Included in operating expenses--
     Depreciation differences                           (1)                (7)                2
     Other                                             (14)               (10)                2
Included in other income--
     Depreciation differences                            -                  1                 1
     Other                                               -                  9                 -
---------------------------------------------------------------------------------------------------
                                                       (15)                (7)                5
Deferred investment tax credits,
  Amortization
Included in operating expenses                          (5)                (6)               (6)
---------------------------------------------------------------------------------------------------
Total income tax expense                              $212               $200              $196
---------------------------------------------------------------------------------------------------


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

The Registrant adjusts its deferred tax liabilities for changes enacted in tax laws or rates. Recognizing that regulators will probably reduce future revenues for deferred tax liabilities initially recorded at rates in excess of the current statutory rate; reductions in the deferred tax liability were credited to the regulatory liability.


Temporary  differences  gave  rise to the  following  deferred  tax  assets  and deferred tax liabilities at December 31:
-----------------------------------------------------------------------------------------
(in millions)                                                     1998             1997
-----------------------------------------------------------------------------------------
Accumulated Deferred Income Taxes:
  Depreciation                                                   $814             $812
  Regulatory assets, net                                          465              451
  Capitalized taxes and expenses                                   68               84
  Deferred benefit costs                                          (48)             (46)
-----------------------------------------------------------------------------------------
Total net accumulated deferred income tax liabilities          $1,299           $1,301
-----------------------------------------------------------------------------------------

NOTE 10 - Retirement Benefits

In 1998, the Registrant adopted SFAS 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which resulted in revisions to the 1997 and 1996 information previously reported.

The Registrant has defined-benefit retirement plans covering substantially all employees of AmerenUE as well as certain employees of Ameren Services Company. Benefits are based on the employees' years of service and compensation. The Registrant's plans are funded in compliance with income tax regulations and federal funding requirements.

Pension costs for the years 1998, 1997 and 1996, were $28 million, $24 million and $28 million, respectively, of which approximately 19%, 17% and 19%, respectively, was charged to construction accounts.


Funded Status of Pension Plans:
-----------------------------------------------------------------------------------------
 (in millions)                                                 1998             1997
-----------------------------------------------------------------------------------------
Change in benefit obligation
  Net benefit obligation at beginning of year                  $999             $919
  Service cost                                                   24               22
  Interest cost                                                  70               69
  Amendments                                                     10                -
  Actuarial loss                                                 38               42
  Special termination benefit charge                              7                -
  Benefits paid                                                 (88)             (53)
 ----------------------------------------------------------------------------------------
  Net benefit obligation at end of year                       1,060              999

Change in plan assets <F1>
  Fair value of plan assets at beginning of year              1,006              924
  Actual return on plan assets                                  122              134
  Employer contributions                                          1                1
  Benefits paid                                                 (88)             (53)
 ----------------------------------------------------------------------------------------
  Fair value of plan assets at end of year                    1,041            1,006

Funded status - (excess)/deficiency                              19               (7)
Unrecognized net actuarial gain                                 121              115
Unrecognized prior service cost                                 (73)             (69)
Unrecognized net transition assets                                6                7
-----------------------------------------------------------------------------------------
Accrued pension cost at December 31                             $73              $46
-----------------------------------------------------------------------------------------
<F1> Plan  assets  consist  principally  of  common  stocks  and  fixed   income
     securities.


Components of Net Periodic Benefit Cost:
---------------------------------------------------------------------------------------
(in millions)                                       1998           1997         1996
---------------------------------------------------------------------------------------
Service cost                                         $24            $22          $22
Interest cost                                         70             69           65
Expected return on plan assets                       (75)           (71)         (66)
Amortization of:
      Transition asset                                (1)            (1)          (1)
      Prior service cost                               6              7            7
      Actuarial (gain)/loss                           (3)            (2)           1
 Special termination benefit charge                    7              -            -
---------------------------------------------------------------------------------------
Net periodic benefit cost                            $28            $24           $28
---------------------------------------------------------------------------------------


Weighted-average Assumptions for Actuarial Present Value of Projected Benefit Obligations:
------------------------------------------------------------------------------------------
                                                    1998           1997
---------------------------------------------------------------------------
Discount rate at measurement date                   6.75%            7%
Expected return on plan assets                       8.5%          8.5%
Increase in future compensation                        4%            4%
---------------------------------------------------------------------------


In addition to providing pension benefits, the Registrant provides certain health care and life insurance benefits for retired employees. The Registrant accrues the expected postretirement benefit costs during employees' years of service.

The Registrant's funding policy is to annually contribute the net periodic cost to a Voluntary Employee Beneficiary Association trust (VEBA). Postretirement benefit costs were $43 million for 1998 and $44 million for both 1997 and 1996, of which approximately 17% were charged to construction accounts in 1998 and 1997, and 19% in 1996. The Registrant's transition obligation at December 31, 1998 is being amortized over the next 14 years.

The MoPSC and the ICC allow the recovery of postretirement benefit costs in rates to the extent that such costs are funded. In December 1995, the Registrant established two external trust funds for retiree health care and life insurance benefits. In 1998, 1997 and 1996, claims were paid out of the plan trust funds.


Funded Status of the Plans:
--------------------------------------------------------------------------------
 (in millions)                                         1998             1997
--------------------------------------------------------------------------------
Change in benefit obligation
  Net benefit obligation at beginning of year          $333             $311
  Service cost                                           14               12
  Interest cost                                          24               23
  Actuarial loss                                          9                5
  Benefits paid                                         (20)             (18)
  ------------------------------------------------------------------------------
  Net benefit obligation at end of year                 360              333

Change in plan assets <F1>
  Fair value of plan assets at beginning of year         81               47
  Actual return on plan assets                            8                9
  Employer contributions                                 44               44
  Unincorporated business income tax                     (3)              (1)
  Benefits paid                                         (20)             (18)
--------------------------------------------------------------------------------
  Fair value of plan assets at end of year              110               81

Funded status - deficiency                              250              252
Unrecognized net actuarial gain                          11               18
Unrecognized prior service cost                          (3)               -
Unrecognized net transition obligation                 (175)            (187)
--------------------------------------------------------------------------------
Postretirement benefit liability at December 31         $83              $83
--------------------------------------------------------------------------------
<F1> Plan  assets  consist  principally  of  common  stocks  and  fixed   income
     securities.

Components of Net Periodic Benefit Cost:
-----------------------------------------------------------------------------
(in millions)                                    1998       1997      1996
-----------------------------------------------------------------------------
Service cost                                     $14        $12       $12
Interest cost                                     24         23        22
Expected return on plan assets                    (5)        (2)       (1)
Amortization of:
      Transition obligation                       12         12        12
      Actuarial gain                              (2)        (1)       (1)
-----------------------------------------------------------------------------
Net periodic benefit cost                        $43        $44       $44
-----------------------------------------------------------------------------

Assumptions for the Obligation Measurements:
-----------------------------------------------------------------------------
                                                         1998         1997
-----------------------------------------------------------------------------
Discount rate at measurement date                        6.75%           7%
Expected return on plan assets                            8.5%         8.5%
Medical cost trend rate - initial                        5.75%           7%
                        - ultimate                       4.75%           5%
Ultimate medical cost trend rate expected in year         2000         2000
-----------------------------------------------------------------------------

A 1% increase in the medical cost trend rate is estimated to increase the net periodic cost and the accumulated postretirement benefit obligation approximately $4 million and $29 million, respectively. A 1% decrease in the medical cost trend rate is estimated to decrease the net periodic cost and the accumulated postretirement benefit obligation approximately $4 million and $29 million, respectively.

NOTE 11 - Commitments and Contingencies

The Registrant is engaged in a capital program under which expenditures averaging approximately $292 million, including AFC, are anticipated during each of the next five years. This estimate includes expenditures that will be incurred by the Registrant to meet new air quality standards for ozone and particulate matter, as discussed later in this Note.

The Registrant has commitments for the purchase of coal under long-term contracts. Coal contract commitments, including transportation costs, for 1999 through 2003 are estimated to total $877 million. Total coal purchases, including transportation costs, for 1998, 1997 and 1996 were $304 million, $267 million and $297 million, respectively. The Registrant also has existing contracts with pipeline and natural gas suppliers to provide, transport and store natural gas for distribution and electric generation. Gas-related contracted cost commitments for 1999 through 2003 are estimated to total $51 million. Total delivered natural gas costs were $50 million for 1998, and $64 million for both 1997 and 1996. The Registrant's nuclear fuel commitments for 1999 through 2003, including uranium concentrates, conversion, enrichment and fabrication, are expected to total $107 million, and are expected to be financed under the nuclear fuel lease. Nuclear fuel expenditures for 1998, 1997 and 1996 were $20 million, $35 million and $51 million, respectively. Additionally, the Registrant has long-term contracts with other utilities to purchase electric capacity. These commitments for 1999 through 2003 are estimated to total $179 million. During 1998, 1997 and 1996, electric capacity purchases were $35 million, $34 million and $44 million, respectively.

The Registrant's insurance coverage for Callaway Nuclear Plant at December 31, 1998, was as follows:

Type and Source of Coverage
--------------------------------------------------------------------------------
(in millions)                                   Maximum             Maximum
                                              Coverages         Assessments
                                                                 For Single
                                                                  Incidents
--------------------------------------------------------------------------------
Public Liability:
     American Nuclear Insurers                  $   200               $  -
     Pool Participation                           9,602                 88  <F1>
--------------------------------------------------------------------------------
                                                $ 9,802  <F2>         $ 88
--------------------------------------------------------------------------------
Nuclear Worker Liability:
     American Nuclear Insurers                  $   200  <F3>         $  3
--------------------------------------------------------------------------------
Property Damage:
     Nuclear Electric Insurance Ltd.            $ 2,750  <F4>         $ 13
--------------------------------------------------------------------------------
Replacement Power:
     Nuclear Electric Insurance Ltd.            $   494  <F5>         $  3
--------------------------------------------------------------------------------

<F1>  Retrospective premium under the Price-Anderson liability provisions of the
      Atomic Energy Act of 1954, as amended, (Price- Anderson). Subject to retrospective assessment with respect to loss from an incident at any U.S. reactor, payable at $10 million per year. Price-Anderson expires in 2002.
<F2>  Limit of liability for each incident under Price-Anderson.
<F3>  Industry limit  for potential liability  from workers claiming exposure to the hazard of nuclear radiation.
<F4>  Includes premature decommissioning costs.
<F5>  Weekly  indemnity of $3.5 million,  for 58 weeks which commences after the first 17 weeks of an outage, plus $2.8 million per week for 104 weeks thereafter.

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

If losses from a nuclear incident at Callaway exceed the limits of, or are not subject to, insurance, or if coverage is not available, the Registrant will self-insure the risk. Although the Registrant has no reason to anticipate a serious nuclear incident, if one did occur it could have a material but indeterminable adverse effect on the Registrant's financial position, results of operations or liquidity.

Under the Title IV of the Clean Air Act Amendments of 1990, the Registrant is required to significantly reduce total annual sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions by the year 2000. By switching to low-sulfur coal, early banking of emission credits and installing low NOx burner technology, the majority of these reductions have been achieved.

In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. The new ambient standards may result in significant additional reductions in SO2 and NOx emissions from the Registrant's power plants. The new particulate matter standards may require SO2 reductions of up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and could be required by 2007. The full details of these requirements are under study by the Registrant. At this time, the Registrant is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

In an attempt to lower ozone levels across the eastern United States, the EPA issued final regulations in September 1998 pertaining to NOx emissions from coal-fired boilers and other sources in 22 states, including Missouri (where all of the Registrant's coal-fired power plant boilers are located). Although reduction requirements in NOx emissions from the Registrant's coal-fired boilers are anticipated to exceed 75 percent from 1990 levels by the year 2003, it is not yet possible to determine the exact magnitude of the reductions required from the Registrant's power plants because each state has up to one year to develop a plan to comply with the EPA rule. The NOx emissions reductions already achieved on several of the Registrant's coal-fired power plants will help to reduce the costs of compliance with this regulation. However, preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the Registrant's units, as well as other additional controls.

Currently, the Registrant estimates that its additional capital expenditures to comply with the EPA's final regulations issued in September 1998, could range from $125 million to $175 million over the period from 1999 to 2002. Associated operations and maintenance expenditures could increase $5 million to $8 million annually, beginning in 2003. The Registrant will explore alternatives to comply with these new regulations in order to minimize, to the
                                       34
extent possible, its capital costs and operating expenses. The Registrant is unable to predict the ultimate impact of these standards on its future financial condition, results of operations or liquidity.

In November 1998, the United States signed an agreement with numerous other countries (the Kyoto Protocol) containing certain environmental provisions, which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Kyoto Protocol must be ratified by the United States Senate before provisions are effective for the United States. Until ratification is obtained, the Registrant is unable to predict what requirements, if any, will be adopted in this country; however, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenses by the Registrant. At this time, the Registrant is unable to determine the impact of these proposals on the Registrant's future financial condition, results of operations or liquidity.

As of December 31, 1998, the Registrant was designated as a potentially responsible party (PRP) by federal and state environmental protection agencies at four hazardous waste sites. Other hazardous waste sites have been identified for which the Registrant may be responsible but has not been designated a PRP.

Costs relating to studies and remediation at the site located in Illinois are being accrued and deferred rather than expensed currently, pending recovery through rates. The ICC has instituted a reconciliation proceeding to review the Registrant's environmental remediation activities through 1996 and to determine whether the revenues collected from customers under its environmental adjustment clause rate riders were consistent with the amount of remediation costs prudently and properly incurred. Amounts found to have been incorrectly included under the riders would be subject to refund. A ruling from the ICC is still pending with respect to this proceeding. The reconciliation proceeding relating to the Registrant's 1997 environmental remediation activities was commenced in April 1998, but has not yet been submitted to the ICC for a decision.

The Registrant continually reviews remediation costs that may be required for all of these sites. Any unrecovered environmental costs are not expected to have a material adverse effect on the Registrant's financial position, results of operations or liquidity.

Certain employees of the Registrant are represented by the International Brotherhood of Electrical Workers and the International Union of Operating Engineers. These employees comprise approximately 75% of the Registrant's workforce. The collective bargaining agreements covering 97% of these represented employees expire in July 1999. Preliminary discussions with these collective bargaining units are currently underway. At this time, the Registrant is unable to predict the impact of these negotiations on its future financial condition, results of operations or cash flows.

Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, the Registrant is unable to predict the impact of these changes on the Registrant's future financial condition, results of operations or liquidity. See Note 2 - Regulatory Matters for further information.

The Registrant is involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. The Registrant believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 12 - Callaway Nuclear Plant

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill per nuclear-generated kilowatthour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. The DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Registrant has sufficient storage capacity at Callaway site until 2004 and is pursuing a viable storage alternative. This alternative has been approved by the Nuclear Regulatory Commission, and when implemented, will provide sufficient spent fuel storage for the licensed life of the plant. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of Callaway Plant.

Electric rates charged to customers provide for recovery of Callaway Plant decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway site is assumed to be decommissioned using the DECON (immediate dismantlement) method. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $485 million in current year dollars and are expected to escalate approximately 4% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to depreciation expense over Callaway's service life and amounted to $7 million in each of the years 1998, 1997 and 1996. Every three years, the MoPSC requires the Registrant to file updated cost studies for decommissioning Callaway, and electric rates may be adjusted at such times to reflect changed estimates. The latest study was filed in 1996. Costs collected from customers are deposited in an external trust fund to provide for Callaway's decommissioning. Fund earnings are expected to average 9.25% annually through the date of decommissioning. If the assumed return on trust assets is not earned, the Registrant believes it is probable that such earnings deficiency will be recovered in rates. Trust fund earnings, net of expenses, appear on the consolidated balance sheet as increases in the nuclear decommissioning trust fund and in the accumulated provision for nuclear decommissioning.

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

NOTE 13 - Fair Value of Financial Instruments

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

Long-Term Debt
The fair value is estimated based on the quoted market prices for same or similar issues or on the current rates offered to the Registrant for debt of comparable maturities.


Carrying amounts and estimated fair values of the Registrant's financial instruments at December 31:
                                                        1998                    1997
-------------------------------------------------------------------------------------------
(in millions)                                  Carrying       Fair     Carrying        Fair
                                                 Amount      Value       Amount       Value
-------------------------------------------------------------------------------------------
Preferred stock                                    $155       $160         $155        $143
Long-term debt (including current portion)        1,791      1,919        1,875       1,969
-------------------------------------------------------------------------------------------

The Registrant has investments in debt and equity securities that are held in trust funds for the purpose of funding the nuclear decommissioning of Callaway Nuclear Plant (see Note 12 - Callaway Nuclear Plant). The Registrant has classified these investments in debt and equity securities as available for sale and has recorded all such investments at their fair market value at December 31, 1998 and 1997. In 1998, 1997 and 1996, the proceeds from the sale of investments were $29 million, $24 million and $20 million, respectively. Using the specific identification method to determine cost, the gross realized gains on those sales were approximately $2 million for both 1998 and 1997 and $1 million for 1996. Net realized and unrealized gains and losses are reflected in the accumulated provision for nuclear decommissioning on the balance sheet, which is consistent with the method used by the Registrant to account for the decommissioning costs recovered in rates.

Costs and fair  values  of  investments  in debt and  equity  securities  in the nuclear decommissioning trust fund at December 31 were as follows:
--------------------------------------------------------------------------------
1998 (in millions)                                   Gross Unrealized
Security Type                       Cost       Gain        (Loss)     Fair Value
--------------------------------------------------------------------------------
Debt Securities                      $48         $4          $ -            $52
Equity Securities                     46         62            -            108
Cash equivalents                       2          -            -              2
--------------------------------------------------------------------------------
                                     $96        $66          $ -           $162
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1997 (in millions)                                    Gross Unrealized
Security Type                      Cost        Gain        (Loss)     Fair Value
--------------------------------------------------------------------------------
Debt Securities                     $34         $ 3          $ -            $37
Equity Securities                    43          40            -             83
Cash equivalents                      2           -            -              2
--------------------------------------------------------------------------------
                                    $79         $43          $ -           $122
--------------------------------------------------------------------------------

The  contractual  maturities of investments  in debt  securities at December 31,
1998, were as follows:
--------------------------------------------------------------------------------
(in millions)                                           Cost          Fair Value
--------------------------------------------------------------------------------
1 year to 5 years                                         $3                 $3
5 years to 10 years                                       21                 22
Due after 10 years                                        24                 27
--------------------------------------------------------------------------------
                                                         $48                $52
--------------------------------------------------------------------------------



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in UE's 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

     Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

     Any information required to be reported by this item is included under "Compensation" in UE's 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Any information required to be reported by this item is included under "Security Ownership of Management" in UE's 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Any information required to be reported by this item is included under "Item (1): Election of Directors" in UE's 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.

   (a) The following documents are filed as a part of this report:

   1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants

                                                                    Pages Herein
                                                                    ------------
       Report of Independent Accountants.................................. 18
       Balance Sheet - December 31, 1998 and 1997......................... 19
       Statement of Income - Years 1998, 1997, and 1996................... 20
       Statement of Cash Flows - Years 1998, 1997, and 1996............... 21
       Statement of Retained Earnings - Years 1998, 1997, and 1996........ 22
       Notes to Financial Statements...................................... 23
       Valuation and Qualifying Accounts (Schedule II)
         Years 1998, 1997, and 1996....................................... 39


       Schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements.


   2.  Exhibits:  See EXHIBITS beginning on Page 41

   b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated October 8, 1998 reporting on the impact of Ameren Corporation's (parent company of the Registrant) employee separation plan and on the effect of the final rule issued in September 1998 by the United States Environmental Protection Agency pertaining to nitrogen oxide emissions.


                                                                     UNION ELECTRIC COMPANY
                                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



              Col. A                                     Col. B                 Col. C              Col. D        Col. E
              ------                                     ------                 ------              ------        ------


                                                                               Additions
                                                                     --------------------------------
                                                                        (1)            (2)
                                                        Balance at   Charged to                                  Balance at
                                                        beginning    costs and     Charged to                      end of
           Description                                  of period     expenses   other accounts    Deductions      period
           -----------                                  ---------    ---------   --------------    ----------      ------
                                                                                                      (Note)

Year ended December 31, 1998

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                     $3,645,328   $16,900,000                    $13,866,906   $6,678,422
                                                        ==========   ===========                    ===========   ==========



Year ended December 31, 1997

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                     $5,195,332   $10,860,000                    $12,410,004   $3,645,328
                                                        ==========   ===========                    ===========   ==========


Year ended December 31, 1996

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                     $6,924,965   $12,100,000                    $13,829,633   $5,195,332
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

                                                UNION ELECTRIC COMPANY
                                                    (Registrant)

                                                CHARLES W. MUELLER
                                                   President and
                                                Chief Executive Officer

Date  March 29, 1999                            By   /s/ Steven R. Sullivan
      --------------                            ---------------------------
                                          (Steven R. Sullivan, Attorney-in-Fact)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Signature                                                Title
   ---------                                                ------
/s/ C. W. Mueller                President, Chief Executive Officer and Director
----------------------
CHARLES W. MUELLER                                 (Principal Executive Officer)

/s/ Donald E. Brandt                          Senior Vice President and Director
----------------------
DONALD E. BRANDT                    (Principal Financial and Accounting Officer)

/s/ Warner L. Baxter                               Vice President and Controller
----------------------
WARNER L. BAXTER                                  (Principal Accounting Officer)

/s/ Paul A. Agathen                                                     Director
----------------------
PAUL A. AGATHEN

/s/ Gary L. Rainwater                                                   Director
----------------------
GARY L. RAINWATER

/s/ Charles J. Schukai                                                  Director
----------------------
CHARLES J. SCHUKAI



                       By     /s/ Steven R. Sullivan          March 29, 1999
                              --------------------------
                              (Steven R. Sullivan, Attorney-in-Fact)

                                    EXHIBITS

                             Exhibits Filed Herewith
                             -----------------------

Exhibit No.                        Description
-----------                        -----------

     3(ii) - By-Laws of the Company as amended effective December 14, 1998.

     12    - Statement re Computation of Ratio of Earnings to  Fixed Charges and
             Preferred Stock Dividend Requirements.

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

Exhibit No.                                    Description

  2     - Agreement and Plan of Merger,  dated  as of  August 11, 1995,  by  and among Union Electric Company, CIPSCO Incorporated, Ameren Corporation, and Arch Merger Inc. (June 30, 1995 Form 10-Q/A (Amendment No. 1),
          Exhibit 2(a).)

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

  4.5   - Supplemental Indentures to Mortgage

         Dated as of                File Reference                   Exhibit No.
         -----------                --------------                   -----------
         March 1, 1967              2-58274                             2.9
         April 1, 1971              Form 8-K, April 1971                6
         February 1, 1974           Form 8-K, February 1974             3
         July 7, 1980               2-69821                             4.6
         May 1, 1990                Form 10-K, 1990                     4.6
         December 1, 1991           33-45008                            4.4
         December 4, 1991           33-45008                            4.5
         January 1, 1992            Form 10-K, 1991                     4.6
         October 1, 1992            Form 10-K, 1992                     4.6
         December 1, 1992           Form 10-K, 1992                     4.7
         February 1, 1993           Form 10-K, 1992                     4.8
         May 1, 1993                Form 10-K, 1993                     4.6
         August 1, 1993             Form 10-K, 1993                     4.7
         October 1, 1993            Form 10-K, 1993                     4.8
         January 1, 1994            Form 10-K, 1993                     4.9
         December 1, 1996           Form 10-K, 1996                     4.36

Exhibit No.                                    Description
-----------                                    -----------

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

  4.7 - Reimbursement Agreement dated as of April 21, 1992 among Swiss Bank Corporation, various financial institutions, and the Company, provid-ing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series A Trust Indenture dated as of June 1 , 1984. (1992 Form 10-K, Exhibit 4.23.)

  4.8 - Series B Agreement of Sale dated as of June 1, 1984 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Reimbursement Agreement dated as of June 1, 1984 between Chemical Bank and the Company and Series B Trust Indenture dated as of June 1, 1984 between the Authori-ty and Mercantile Trust Company National Association, as trustee. (Registration No. 2-96198, Exhibit 4.26.)

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

  4.13 - Series 1985 A Reaffirmation Agreement and Second Supplement to Agreement of Sale dated as of June 1, 1985 between the State Environ-mental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Series 1985 A Reimbursement Agreement dated as of June 1, 1985 between Union Bank of Switzerland and the Company and Series 1985 A Trust Indenture dated as of June 1, 1985 between the Authority and Mercantile Trust Company National Asso-ciation, as trustee and Texas Commerce Bank National Association, as co-trustee. (June 30, 1985 Form 10-Q, Exhibit 4.1.)

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

  4.17 - Amendment Agreement dated as of June 1, 1992 to the amended Reimburse-ment Agreement dated as of June 1, 1985 between Union Bank of Switzer-land and the Company. (1992 Form 10-K, Exhibit 4.33.)

  4.18 - Series 1985 B Reaffirmation Agreement and Third Supplement to Agree-ment of Sale dated as of June 1, 1985 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Series 1985 B Reimbursement Agreement dated as of June 1, 1985 between The Long-term Credit Bank of Japan, Limited and the Company and Series 1985 B Trust Indenture dated as of June 1, 1985 between the Authority and Mercantile Trust Company
          National Association, as trustee and Texas Commerce Bank National Association, as co-trustee. (June 30, 1985 Form 10-Q, Exhibit 4.2.)

  4.19 - Reimbursement Agreement dated as of February 1, 1993 between Westdeutsche Landesbank Girozentrale and the Company, providing for an alternate letter of credit to serve as a source of payment for bonds issued under the Series 1985 B Trust Indenture dated as of June 1, 1985. 1992 Form 10-K, Exhibit 4.35.)

  4.20 - Loan Agreement dated as of May 1, 1990 between the State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company, together with Indenture of Trust dated as of May 1, 1990 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1990 Form 10-K, Exhibit 4.40.)

  4.21 - Loan Agreement dated as of December 1, 1991 between the State Environmental Improvemen and Energy Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1991 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1992 Form 10-K, Exhibit 4.37.)

  4.22 - Loan Agreement dated as of December 1, 1992, between the State Environmental Improvement and Energy Resources Authority and the Com-pany, together with Indenture of Trust dated as of December 1, 1992 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee. (1992 Form 10-K, Exhibit 4.38.)

  4.23 - Fuel Lease dated as of February 24, 1981 between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel. (1980 Form 10-K, Exhibit 10.20.)

  4.24 - Amendments to Fuel Lease dated as of May 8, 1984 and October 15, 1984, respectively, between the Company, as lessee, and Gateway Fuel Company , as lessor, covering nuclear fuel. (Registration No. 2-96198, Exhibit 4.28.)

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

Exhibit No.                                    Description
-----------                                    -----------

  4.27 - Series 1998A Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company. (September 30, 1998 Form 10-Q,
          Exhibit 4.28.)

  4.28 - Series 1998B Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company. (September 30, 1998 Form 10-Q,
          Exhibit 4.29.)

  4.29 - Series 1998C Loan Agreement dated as of September 1, 1998 between The State Environmental Improvemen and Energy Resources Authority of the State of Missouri and the Company. (September 30, 1998 Form 10-Q,
          Exhibit 4.30.)

  10.1 - Ameren Long-Term Incentive Plan of 1998. (Ameren's 1998 Form 10-K, Ex-hibit 10.1.)

  10.2 - Ameren Change of Control Severance Plan. (Ameren's 1998 Form 10-K, Ex-hibit 10.2.)

  10.3 - Ameren Deferred Compensation Plan for Members of the Ameren Leadership Team. (Ameren's 1998 Form 10-K, Exhibit 10.3.)

  10.4 - Ameren Deferred Compensation Plan for Members of the Board of Directors. (Ameren's 1998 Form 10-K, Exhibit 10.4.)

Note: Reports of the Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

      Reports of Ameren on Form 10-K are on file with the SEC under File Number 1-14756.