Form 10-Q
period 1999-03-31
UNION ELECTRIC CO
filed 1999-05-14
CIK 100826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 1999

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


                                    Yes X.    No   .


Shares  outstanding of each of registrant's  classes of common stock as of April
  30, 1999: Common Stock, $5 par value, held by Ameren Corporation (parent company of Registrant) - 102,123,834

                             Union Electric Company

                                      Index

                                                                        Page No.

Part I       Financial Information (Unaudited)

             Management's Discussion and Analysis                          2

             Quantitative and Qualitative Disclosures
             About Market Risk                                             6

             Balance Sheet
             - March 31, 1999 and December 31, 1998                        8

             Statement of Income
             - Three months and 12 months ended
                March 31, 1999 and 1998                                    9

             Statement of Cash Flows
             - Three months ended March 31, 1999 and 1998                 10

             Notes to Financial Statements                                11


Part II      Other Information                                            13

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

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 11, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1998 Form 10-K.

RESULTS OF OPERATIONS

Earnings
First quarter 1999 earnings of $42 million increased $13 million compared to 1998 first quarter earnings. Earnings for the twelve months ended March 31, 1999, were $325 million, a $33 million increase from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended March 31, 1998, were $318 million.

Earnings fluctuated due to many conditions, primarily: weather variations, credits to electric customers, sales growth, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), merger-related expenses, changes in interest expense, changes in income and property taxes, a charge for a targeted employee separation plan and an extraordinary charge, as noted above.

The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 1999, and 1998 are detailed below.

Electric Operations
Electric Operating Revenues        Variations for periods ended March 31, 1999
                                      from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                 Three Months          Twelve Months
--------------------------------------------------------------------------------
Credit to customers                    $   (10)                $   (36)
Rate variations                             (5)                    (13)
Effect of abnormal weather                   4                      62
Growth and other                            16                      48
Interchange sales                           20                      70
--------------------------------------------------------------------------------
                                       $    25                 $   131
--------------------------------------------------------------------------------

The $25 million increase in first quarter electric revenues compared to the year-ago quarter was primarily driven by increased interchange sales due to strong marketing efforts and greater interchange opportunities, as well as higher sales to retail customers within the Registrant's service territory as a result of economic growth in the service area and favorable weather. Weather-sensitive residential and commercial sales increased 3 percent and 2 percent, respectively, while industrial sales decreased 1 percent. Interchange sales increased 21 percent for the first quarter of 1999, compared to the year-ago quarter. These increases were partially offset by rate decreases in both Missouri and Illinois, as well as credits to Missouri electric customers (see Note 5 under Notes to Financial Statements for further information).

Electric revenues for the 12 months ended March 31, 1999 increased $131 million compared to the prior 12-month period. The increase in revenues was primarily driven by warm summer weather, a strong regional economy and increased interchange sales due to increased interchange opportunities. Weather-sensitive residential and commercial sales increased 7 percent and 4 percent, respectively, while industrial sales remained flat. Interchange sales increased 17 percent for the twelve months ended March 31, 1999, compared to the year-ago period. These increases were partially offset by rate decreases in both Missouri and Illinois, as well as credits to Missouri electric customers (see
Note 5 under Notes to Financial Statements for further information).

Fuel and Purchased Power             Variations for periods ended March 31, 1999
                                           from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                         Three Months  Twelve Months
--------------------------------------------------------------------------------
Fuel:
    Variation in generation                    $    5        $     26
     Price                                         (5)            (16)
     Generation efficiencies and other              2               6
Purchased power variation                           7              28
--------------------------------------------------------------------------------
                                               $    9        $     44
--------------------------------------------------------------------------------


The increase in fuel and purchased power costs for the three and twelve months ended March 31, 1999, versus the comparable prior year periods was primarily due to increased sales volumes and higher purchased power costs, partially offset by lower fuel prices.

Gas Operations
Gas revenues for the quarter ended March 31, 1999, increased $3 million compared to the year-ago quarter primarily due to an annual $12 million Missouri gas rate increase effective February 1998. This rate increase was partially offset by a decrease in retail sales.

Gas costs for the quarter ended March 31, 1999, increased $2 million due to an increase in gas prices. Gas costs for the 12 months ended March 31, 1999 decreased $5 million compared to the year-ago period primarily due to lower retail sales.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses decreased $2 million in the first quarter of 1999 versus the comparable prior-year quarter primarily due to decreased information system-related costs. Other operations expenses increased $50 million for the 12-month period ended March 31, 1999 compared to the same year-ago period primarily due to the charge for the targeted separation plan and increases in injuries and damages expense and information system-related costs.

Maintenance expenses for the quarter ended March 31, 1999, increased $3 million compared to the year-ago period primarily due to increased scheduled power plant maintenance. The $8 million increase in maintenance expenses for the 12-month period ended March 31, 1999, compared to the prior 12-month period was primarily due to the scheduled spring refueling outage at the Callaway Nuclear Plant in 1998.

Taxes
Income taxes increased $7 million and $28 million for the three and 12 months ended March 31, 1999, respectively, due to higher pretax income.

Other Income and Deductions
Miscellaneous, net increased $5 million for the 12-month period ended March 31, 1999, compared to the year-ago period due to increased interest income and gains on the sale of property.

Balance Sheet
The $20 million increase in other deferred credits and liabilities was primarily due to the $20 million estimated credit to Missouri electric customers recorded in the first quarter of 1999 under the three-year experimental alternative regulation plan. See Note 5 under Notes to Financial Statements for further information.

Changes in accounts and wages payable, other taxes accrued, and other current liabilities result from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $110 million for the quarter ended March 31, 1999, compared to $62 million during the same 1998 period.

Cash flows used in investing activities totaled $47 million and $45 million for the three months ended March 31, 1999 and 1998, respectively. Construction expenditures for the three months ended March 31, 1999 for constructing new or improving existing facilities were $49 million. In addition, the Registrant expended $2 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1999 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

Cash flows used in financing activities were $64 million for the three months ended March 31, 1999, compared to $11 million during the same 1998 period. The Registrant's principal financing activity for the quarter was the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At March 31, 1999, the Registrant had committed bank lines of credit aggregating $137 million (all of which were unused at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At March 31, 1999, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2000 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and available at March 31, 1999. Also, Ameren has a bank credit agreement due 2003, which permits the borrowing of up to $200 million on a long-term basis. This credit agreement is available to Ameren and its subsidiaries, including the Registrant. As of March 31, 1999, $180 million was available for the Registrant's use.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At March 31, 1999, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the first three months of 1999 included redemptions under the lease for nuclear fuel of $4 million, offset by $4 million of issuances. At March 31, 1999, $67 million was financed under the lease.

RATE MATTERS

In March 1999, the Registrant filed delivery service tariffs with the Illinois Commerce Commission (ICC) to comply with the requirements of the Electric Service Customer Choice and Rate Relief Law of 1997. These tariffs would be used by electric customers who choose to purchase their power from an alternative supplier. The ICC has until September 1, 1999 to render a decision.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.

ELECTRIC INDUSTRY RESTRUCTURING

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric supplier. The phase-in of retail direct access begins on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 7 percent of the Registrant's total sales. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

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

Ameren's Plan to resolve the Year 2000 Issue involves three phases: assessment, planning, and implementation/ testing. Implementation of the Plan is directly supervised by each area's responsible Vice President. A Year 2000 Project Director coordinates the implementation of the Plan among functional teams who are addressing issues specific to a particular area, such as nuclear and non-nuclear generation facilities, energy management systems, gas distribution, etc. Ameren has also engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

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

Ameren has also completed its planning phase. Items that have been identified for remediation have been prioritized into groups based on their significance to Ameren's operations. The implementation/testing phase for all components/applications is approximately 70 percent complete as of March 31, 1999. Ameren expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

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

Ameren is also addressing the impact of electric power grid problems that may occur outside of its own electric system. Ameren has started Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) to begin planning Year 2000 operational preparedness and restoration scenarios. As of April 1, 1999 (the latest information available), MAIN was finished with its assessment and planning phases and 74 percent complete with its implementation/ testing phase. In addition, Ameren provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing Year 2000 readiness of the regional electric grid. As of April 1, 1999 (the latest information available), NERC was 99 percent complete with its assessment phase, 95 percent complete with its planning phase and 75 percent complete with its implementation/testing phase. Ameren participated in a Year 2000 drill conducted by NERC in April 1999. The drill focused on the testing of the backup systems of voice and data communications needed to operate the electric power grids in the event of a partial communication loss. The results of the drill at Ameren were successful. Additional drills are planned. Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, Ameren will incur internal labor costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare for the new century. Ameren estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of March 31, 1999, Ameren has expended approximately $5 million. Ameren's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Ameren believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that Ameren's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000 Issue will be successful. Ameren is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operating systems. The first operational contingency plan addressing power grid issues was completed in March 1999. Based on the findings of the Year 2000 drill, minor modifications to the plan are being developed, with an expected completion date by the end of the second quarter 1999. Contingency plans related to the business areas are also expected to be completed by the end of the second quarter 1999. At this time, the Registrant is unable to predict the ultimate impact, if any, of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If interest rates increase 1 percent in 2000 as compared to 1999, the Registrant's interest expense would increase by approximately $5 million and net income would decrease by approximately $3 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt as of March 31, 1999, continued to be outstanding throughout 2000, and that the average interest rates for these instruments increased 1 percent over 1999. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and purchased power. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that AmerenUE has a Purchased Gas Adjustment Clause (PGA) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas. With approval of the Missouri Public Service Commission, the Registrant is participating in an experimental program to control the volatility of gas prices paid by its Missouri customers in the 1998-1999 winter months through the purchase of financial instruments.

Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices. With regard to the Registrant's exposure to commodity risk for purchased power, Ameren has established a subsidiary, AmerenEnergy, Inc., whose primary responsibility includes managing market risks associated with the changing market prices for purchased power for the Registrant.

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

As of March 31, 1999, the fair value of derivative financial instruments exposed to commodity price risk was immaterial. The Registrant expects an increase in the derivative financial instruments used to manage risk in 1999 due to expected growth at AmerenEnergy.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of March 31, 1999, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

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

                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)



                                                                 March 31,  December 31,
ASSETS                                                              1999        1998
------                                                        ------------- ------------
Property and plant, at original cost:
   Electric                                                      $9,027,828   $8,975,542
   Gas                                                              212,846      209,556
   Other                                                             35,968       35,994
                                                                 ----------   ----------
                                                                  9,276,642    9,221,092
   Less accumulated depreciation and amortization                 4,174,696    4,110,250
                                                                 ----------   ----------
                                                                  5,101,946    5,110,842
Construction work in progress:
   Nuclear fuel in process                                          110,718      108,294
   Other                                                            113,805      127,168
                                                                 ----------   ----------
         Total property and plant, net                            5,326,469    5,346,304
                                                                 ----------   ----------
Investments and other assets:
   Nuclear decommissioning trust fund                               169,351      161,877
   Other                                                             44,506       45,688
                                                                 ----------   ----------
         Total investments and other assets                         213,857      207,565
                                                                 ----------   ----------
Current assets:
   Cash and cash equivalents                                         45,917       47,337
   Accounts receivable - trade (less allowance for doubtful
         accounts of $6,892 and $6,678, respectively)               155,450      143,912
   Unbilled revenue                                                  72,710       97,361
   Other accounts and notes receivable                               72,996       55,502
   Materials and supplies, at average cost -
      Fossil fuel                                                    53,009       53,036
      Other                                                          95,442       91,831
   Other                                                             10,254       13,529
                                                                 ----------   ----------
         Total current assets                                       505,778      502,508
                                                                 ----------   ----------
Regulatory assets:
   Deferred income taxes                                            607,501      608,353
   Other                                                            161,091      165,134
                                                                 ----------   ----------
         Total regulatory assets                                    768,592      773,487
                                                                 ----------   ----------
Total Assets                                                     $6,814,696   $6,829,864
                                                                 ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, authorized 150,000,000 shares -
     outstanding  102,123,834 shares                             $  510,619   $  510,619
   Other paid-in capital, principally premium on
     common stock                                                   701,896      701,896
   Retained earnings                                              1,191,568    1,211,610
                                                                 ----------   ----------
         Total common stockholder's equity                        2,404,083    2,424,125
   Preferred stock not subject to mandatory redemption              155,197      155,197
   Long-term debt                                                 1,675,486    1,674,311
                                                                 ----------   ----------
         Total capitalization                                     4,234,766    4,253,633
                                                                 ----------   ----------
Current liabilities:
   Current maturity of long-term debt                               116,194      117,269
   Accounts and wages payable                                       138,777      242,522
   Accumulated deferred income taxes                                 45,838       45,061
   Taxes accrued                                                    161,216      100,714
   Other                                                            186,502      151,385
                                                                 ----------   ----------
         Total current liabilities                                  648,527      656,951
                                                                 ----------   ----------
Accumulated deferred income taxes                                 1,251,638    1,254,372
Accumulated deferred investment tax credits                         142,789      144,175
Regulatory liability                                                155,915      159,317
Other deferred credits and liabilities                              381,061      361,416
                                                                 ----------   ----------
Total Capital and Liabilities                                    $6,814,696   $6,829,864
                                                                 ==========   ==========


                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)




                                                                 Three Months Ended          Twelve Months Ended
                                                                      March 31,                    March 31,
                                                            --------------------------    --------------------------
                                                                 1999           1998          1999           1998
                                                                 ----           ----          ----           ----


    Electric                                                $   461,134    $   436,317    $ 2,315,343    $ 2,183,921
    Gas                                                          44,917         42,094         93,998         94,243
    Other                                                            20            174            216            496
                                                            -----------    -----------    -----------    -----------
       Total operating revenues                                 506,071        478,585      2,409,557      2,278,660

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                                 120,575        111,777        539,247        495,581
       Gas                                                       21,800         19,979         51,317         55,923
       Other                                                     97,924        100,109        459,802        409,588
                                                            -----------    -----------    -----------    -----------
                                                                240,299        231,865      1,050,366        961,092
    Maintenance                                                  50,623         48,045        224,573        216,273
    Depreciation and amortization                                65,405         64,521        260,671        251,038
    Income taxes                                                 31,255         24,432        224,208        195,863
    Other taxes                                                  49,602         47,602        214,789        209,034
                                                            -----------    -----------    -----------    -----------
       Total operating expenses                                 437,184        416,465      1,974,607      1,833,300

 OPERATING INCOME                                                68,887         62,120        434,950        445,360

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used during
       construction                                               2,669          1,017          6,637          4,601
    Miscellaneous, net                                            1,328           (519)        12,751          7,896
                                                            -----------    -----------    -----------    -----------
       Total other income and deductions                          3,997            498         19,388         12,497

 INCOME BEFORE INTEREST CHARGES                                  72,884         62,618        454,338        457,857

 INTEREST CHARGES:
    Interest                                                     30,923         34,160        126,710        137,656
    Allowance for borrowed funds used during construction        (1,782)        (1,844)        (5,883)        (7,093)
                                                            -----------    -----------    -----------    -----------
    Net interest charges                                         29,141         32,316        120,827        130,563

 INCOME BEFORE EXTRAORDINARY CHARGE                              43,743         30,302        333,511        327,294
                                                            -----------    -----------    -----------    -----------

 EXTRAORDINARY CHARGE (NET OF
 INCOME TAXES)                                                     --             --             --          (26,967)
                                                            -----------    -----------    -----------    -----------

 NET INCOME                                                      43,743         30,302        333,511        300,327

 PREFERRED STOCK DIVIDENDS                                        2,204          2,204          8,817          8,817
                                                            -----------    -----------    -----------    -----------

NET INCOME AFTER PREFERRED
                STOCK DIVIDENDS                             $    41,539    $    28,098    $   324,694    $   291,510
                                                            ===========    ===========    ===========    ===========


                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)



                                                         Three Months Ended
                                                              March 31,
                                                          1999         1998
Cash Flows From Operating:
   Net income                                          $  43,743    $  30,302
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     63,071       62,242
        Amortization of nuclear fuel                      10,416        9,617
        Allowance for funds used during construction      (4,451)      (2,861)
        Deferred income taxes, net                        (4,507)      (1,922)
        Deferred investment tax credits, net              (1,386)      (1,375)
        Changes in assets and liabilities:
           Receivables, net                               (4,381)      25,977
           Materials and supplies                         (3,584)       3,127
           Accounts and wages payable                   (103,745)     (92,832)
           Taxes accrued                                  60,502       48,259
           Other, net                                     54,108      (18,690)
                                                       ---------    ---------
Net cash provided by operating activities                109,786       61,844

Cash Flows From Investing:
   Construction expenditures                             (49,473)     (43,186)
   Allowance for funds used during construction            4,451        2,861
   Nuclear fuel expenditures                              (2,381)      (4,422)
                                                       ---------    ---------
Net cash used in investing activities                    (47,403)     (44,747)

Cash Flows From Financing:
   Dividends on common stock                             (61,581)     (61,581)
   Dividends on preferred stock                           (2,204)      (2,204)
      Redemptions -
         Nuclear fuel lease                               (3,635)     (10,407)
         Long-term debt                                     --        (25,000)
      Issuances -
         Nuclear fuel lease                                3,617        1,161
         Short-term debt                                    --         21,700
         Long-term debt                                     --         65,000
                                                       ---------    ---------
Net cash used in financing activities                    (63,803)     (11,331)

Net increase in cash and cash equivalents                 (1,420)       5,766
Cash and cash equivalents at beginning of year            47,337        3,232
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  45,917    $   8,998
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  20,217    $  19,210
   Income taxes, net                                   $  (2,633)   $  (3,072)


UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1999

Note 1 - Union Electric Company (AmerenUE or the Registrant) is a wholly-owned subsidiary of Ameren Corporation (Ameren), which is the parent company of two utility operating companies, the Registrant and Central Illinois Public Service Company (AmerenCIPS). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of AmerenUE and CIPSCO Incorporated (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves 1.1 million electric and 124,000 gas customers in a 24,500 square-mile area of Missouri and Illinois, including Metropolitan St. Louis.

The Registrant also has a 40 percent interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and operates an electric generating and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

Note 2 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1998 Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 1999 and 1998, are not necessarily indicative of trends for any three-month or twelve-month period.

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

The MoPSC staff has proposed adjustments to the Registrant's estimated $43 million credit for the final year of the original experimental alternative regulation plan, which if ultimately accepted, could increase the Registrant's estimated credit up to $10 million. This credit is subject to regulatory proceedings before the MoPSC which are scheduled to occur in June 1999.

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the original plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE will be credited entirely to customers. As of March 31, 1999, the Registrant has recorded an estimated $20 million credit for the first year of the new plan, compared to a $10 million credit recorded in 1998 for the third year of the original plan. This credit, which the Registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ended June 30, 1999.

The joint agreement approved by the MoPSC in its February 1997 order approving the Merger also provided for a Missouri electric rate decrease, retroactive to September 1, 1998, based on the weather-adjusted average annual credits to customers under the original experimental alternative rate plan. The Registrant estimates that its Missouri electric rate decrease should approximate $15 million to $20 million on an annualized basis. However, the MoPSC staff has proposed adjustments to the Registrant's estimate based upon their methodology of calculating the weather-adjusted credits. In addition, the results of the regulatory proceedings associated with the final year of the original experimental alternative regulation plan will impact the final Missouri electric rate decrease as well. The regulatory proceedings are scheduled to occur in June 1999. The staff's proposed adjustments, if ultimately accepted, could increase the Registrant's proposed Missouri electric rate decrease by $15 million to $20 million.

In conjunction with the Electric Service Customer Choice and Rate Relief Law of 1997, a 5 percent residential electric rate decrease for the Registrant's Illinois electric customers was effective August 1, 1998. This rate decrease is expected to decrease electric revenues $3 million annually, based on estimated levels of sales and assuming normal weather conditions. The Registrant may be subject to additional 5 percent residential electric rate decreases in each of 2000 and 2002, to the extent its rates exceed the Midwest utility average at that time. The Registrant's rates are currently below the Midwest utility average.

Note 6 - Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" became effective on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, may be capitalized and amortized over some future period. SOP 98-1 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or non-trading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with gains and losses included in earnings. EITF 98-10 includes factors or indicators to consider when determining if a transaction is a trading or non-trading activity. Currently, AmerenEnergy Inc., an energy marketing subsidiary of Ameren, enters into contracts for the sale and purchase of energy on behalf of the Registrant. These transactions are considered non-trading activities and are accounted for using the accrual or settlement method, which represents industry practice. Should any of AmerenEnergy's future activities be considered trading activities based on the indicators provided in EITF 98-10, a change in accounting practice would be required. EITF 98-10 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

Note 7 - Certain reclassifications were made to prior-year financial statements to conform to current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders of the Registrant held on April 22, 1999, the following matter was presented to the meeting for a vote and the results of such voting are as follows:

     Item (1)  Election of Directors.

                                                                       Non-Voted
               Name                       For           Withheld        Brokers

     Paul A. Agathen...............   104,208,507         16,991            0
     Warner L. Baxter..............   104,206,922         18,499            0
     Donald E. Brandt..............   104,207,632         17,791            0
     Charles W. Mueller............   104,208,507         16,991            0
     Gary L. Rainwater.............   104,207,257         18,091            0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

           Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended March 31, 1999.

           Exhibit 27 - Financial Data Schedule.

     (b)   Reports on Form 8-K.  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNION ELECTRIC COMPANY
                                                 (Registrant)


                                        By   /s/ Donald E. Brandt
                                             ----------------------
                                                 Donald E. Brandt
                                               Senior Vice President
                                           Finance and Corporate Services
                                            (Principal Financial Officer)


Date:  May 14, 1999