Form 10-Q
period 1999-06-30
UNION ELECTRIC CO
filed 1999-08-13
CIK 100826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 1999

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


                                 Yes  X.   No  .


Shares outstanding of each of registrant's classes of common stock as of July 31, 1999: Common Stock, $5 par value, held by Ameren Corporation (parent company of Registrant) - 102,123,834

                             Union Electric Company

                                      Index

                                                                      Page No.

Part I        Financial Information (Unaudited)

              Management's Discussion and Analysis                       2

              Quantitative and Qualitative Disclosures
              About Market Risk                                          6

              Balance Sheet
              - June 30, 1999 and December 31, 1998                      9

              Statement of Income
              - Three months, six months and 12 months ended
                 June 30, 1999 and 1998                                 10

              Statement of Cash Flows
              - Six months ended June 30, 1999 and 1998                 11

              Notes to Financial Statements                             12


Part II       Other Information                                         15

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

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 12, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1998 Form 10-K.

RESULTS OF OPERATIONS

Earnings
Second quarter 1999 earnings of $68 million increased $4 million compared to 1998 second quarter earnings. Earnings for the six months ended June 30, 1999, increased $18 from the year-ago period to $110 million. Earnings for the twelve months ended June 30, 1999, were $329 million, a $41 million increase from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended June 30, 1998, were $315 million.

Earnings fluctuated due to many conditions, primarily: weather variations, credits to electric customers, sales growth, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), merger-related expenses, changes in interest expense, changes in income and property taxes, a charge for a targeted employee separation plan and an extraordinary charge, as noted above.

The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 1999 and 1998 are detailed below.

Electric Operations
Electric Operating Revenues        Variations for periods ended June  30, 1999
                                        from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)             Three Months     Six Months     Twelve Months
--------------------------------------------------------------------------------
Credit to customers                 $  33            $  23            $  23
Rate variations                        (6)             (11)             (19)
Effect of abnormal weather            (24)             (20)               6
Growth and other                      (19)              (2)              (2)
Interchange sales                      49               68              119
--------------------------------------------------------------------------------
                                    $  33            $  58            $ 127
--------------------------------------------------------------------------------


The $33 million increase in second quarter electric revenues, compared to the year-ago quarter, was primarily driven by a 147 percent increase in interchange sales due to strong marketing efforts, as well as a lower credit to Missouri electric customers (see Note 5 under Notes to Financial Statements for further information). These benefits were partially offset by a 5 percent decrease in native sales as a result of milder weather. Electric revenues were also affected by rate decreases in both Missouri and Illinois (see Note 5 under Notes to Financial Statements for further information).

Electric revenues for the first six months of 1999 increased $58 million compared to the same 1998 period. The increase in revenues was primarily due to a 71 percent increase in interchange sales due to strong marketing efforts and decreased credits to Missouri electric customers (see Note 5 under Notes to Financial Statements for further information). These benefits were partially offset by a 2 percent decline in native sales, primarily due to milder weather, and rate decreases in both Missouri and Illinois (see Note 5 under Notes to Financial Statements for further information).

Electric revenues for the 12 months ended June 30, 1999, increased $127 million compared to the prior 12-month period. The increase in revenues was primarily driven by an 80 percent increase in interchange sales due to strong marketing efforts and decreased credits to Missouri electric customers (see Note 5 under Notes to Financial Statements for further information). These benefits were partially offset by rate decreases in both Missouri and Illinois (see Note 5 under Notes to Financial Statements for further information).

Fuel and Purchased Power             Variations for periods ended June  30, 1999
                                          from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                   Three Months  Six Months  Twelve Months
--------------------------------------------------------------------------------
Fuel:
    Variation in generation                 $  7        $  12         $  42
    Price                                     (6)         (11)          (27)
    Generation efficiencies and other          -            2             5
Purchased power variation                     32           39            35
--------------------------------------------------------------------------------
                                            $ 33        $  42         $  55
--------------------------------------------------------------------------------


Fuel and purchased power costs for the three month, six month and twelve month periods ended June 30, 1999, compared to the year ago comparable periods, increased $33 million, $42 million and $55 million, respectively, primarily due to increased generation and purchased power resulting from higher sales volumes, partially offset by lower fuel prices.

Gas Operations
Gas revenues for the six months ended June 30, 1999, increased $2 million compared to the prior-year period primarily due to an annual $12 million Missouri gas rate increase effective February 1998. This increase was partially offset by a 6 percent decrease in retail sales. Gas revenues for the twelve months ended June 30, 1999, decreased $2 million compared to the year-ago period primarily due to a 10 percent decline in retail sales, partially offset by an annual $12 million Missouri gas rate increase effective February 1998.

Gas costs for the six months ended June 30, 1999, increased $2 million compared to the year-ago period, primarily due to increased gas prices. Gas costs for the twelve month period ended June 30, 1999, decreased $4 million compared to the year-ago period, primarily due to lower sales and a decrease in gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses for the three and six months ended June 30, 1999, decreased $5 million and $7 million, respectively, compared to the same year-ago periods primarily due to decreased injuries and damages expenses based on claims experience, partially offset by increased expenses associated with the year 2000 project. Other operations expenses increased $24 million for the 12-month period ended June 30, 1999, compared to the same year-ago period primarily due to the charge for the targeted separation plan and increased expenses associated with the year 2000 project.

Maintenance expenses for the six months ended June 30, 1999, increased $3 million compared to the year-ago period primarily due to increased power plant maintenance and tree trimming activity, partially offset by the absence of a Callaway Nuclear Plant refueling in 1999. There was a Callaway refueling outage during the six months ended June 30, 1998. The $4 million increase in maintenance expenses for the 12-month period ended June 30, 1999, compared to the prior 12-month period was primarily due to increased power plant maintenance and tree trimming activity, partially offset by the absence of a refueling at Callaway in 1999.

Taxes
Income taxes increased $4 million, $11 million and $35 million for the three, six and 12 months ended June 30, 1999, respectively, due to higher pretax income.

Other Income and Deductions
Miscellaneous, net increased $2 million for the six months and twelve months ended June 30, 1999, compared to the comparable year-ago periods, primarily due to increased interest income and gains on the sale of property.

Balance Sheet
Changes in accounts and wages payable, other taxes accrued, and other current liabilities resulted from the timing of various payments to taxing authorities and suppliers.

The $25 million increase in other deferred credits and liabilities was primarily due to the $20 million estimated credit to Missouri electric customers recorded in the first quarter of 1999 under the three-year experimental alternative regulation plan (see Note 5 under Notes to Financial Statements for further information). The $146 million increase in intercompany notes receivable is due to funds invested in a utility money pool (see Note 6 under Notes to Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $266 million for the six months ended June 30, 1999, compared to $158 million during the same 1998 period.

Cash flows used in investing activities totaled $277 million and $104 million for the six months ended June 30, 1999 and 1998, respectively. Construction expenditures for the six months ended June 30, 1999, for constructing new or improving existing facilities were $121 million. In addition, the Registrant expended $19 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1999 are expected to be principally for construction expenditures and the acquisition of nuclear fuel. The Registrant also issued intercompany notes receivable for $146 million through a utility money pool (see
Note 6 under Notes to Financial Statements for further information).

Cash flows used in financing activities were $23 million for the six months ended June 30, 1999, compared to $44 million during the same 1998 period. The Registrant's principal financing activity for the period was the payment of dividends, partially offset by the issuance of long-term debt.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At June 30, 1999, the Registrant had committed bank lines of credit aggregating $136 million (all of which were unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At June 30, 1999, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2000 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and $226 million of which was available at June 30, 1999. Also, Ameren has a bank credit agreement due 2002, which permits the borrowing of up to $200 million on a long-term basis. This credit agreement is available to Ameren and its subsidiaries, including the Registrant. As of June 30, 1999, $158 million was available for the Registrant's use.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At June 30, 1999, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the first six months of 1999 included redemptions under the lease for nuclear fuel of $7 million, offset by $38 million of issuances. At June 30, 1999, $98 million was financed under the lease.

RATE MATTERS

In March 1999, the Registrant filed delivery service tariffs with the Illinois Commerce Commission (ICC) to comply with the requirements of the Electric Service Customer Choice and Rate Relief Law of 1997. These tariffs would be used by electric customers who choose to purchase their power from an alternative supplier. Hearings were conducted in June 1999, and a hearing examiner's proposed order was issued in July. The ICC is required to render a decision on the delivery services tariffs by September 1, 1999.

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

Ameren has also completed its planning phase. Items that have been identified for remediation have been prioritized into groups based on their significance to Ameren's operations. The implementation/testing phase for all components/applications is approximately 87 percent complete as of June 30, 1999. Ameren expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

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

Ameren is also addressing the impact of electric power grid problems that may occur outside of its own electric system. Ameren has started Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) to begin planning

Year 2000 operational preparedness and restoration scenarios. As of July 1, 1999 (the latest information available), MAIN had completed its assessment and planning phases and was 99 percent complete with its implementation/ testing phase. In addition, Ameren provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing Year 2000 readiness of the regional electric grid. As of July 1, 1999 (the latest information available), NERC had completed its assessment and planning phases and was 98 percent complete with its implementation/testing phase. Ameren participated in a Year 2000 drill conducted by NERC in April 1999. The drill focused on the testing of the backup systems of voice and data communications needed to operate the electric power grids in the event of a partial communication loss. The results of the drill at Ameren were successful. Additional drills are planned. Through the Electric Power Research Institute
(EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, Ameren will incur internal labor costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare for the new century. Ameren estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of June 30, 1999, Ameren had expended approximately $7 million. Ameren's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Ameren believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that Ameren's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000 Issue will be successful. Ameren is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operating systems. The first operational contingency plan addressing power grid issues was completed during the first quarter of 1999. Contingency plans related to the business areas were completed in July 1999. At this time, the Registrant is unable to predict the ultimate impact, if any, of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.


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

If interest rates increase 1 percent in 2000 as compared to 1999, the Registrant's interest expense would increase by approximately $6 million and net income would decrease by approximately $3 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt as of June 30, 1999, continued to be outstanding throughout 2000, and that the average interest rates for these instruments increased 1 percent over 1999.

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

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and purchased power. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that AmerenUE has a Purchased Gas Adjustment Clause (PGA) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas. With approval of the Missouri Public Service Commission, the Registrant participated in an experimental program to control the volatility of gas prices paid by its Missouri customers in the 1998-1999 winter months through the purchase of financial instruments. This program concluded in April 1999.

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

As of June 30, 1999, the fair value of derivative financial instruments exposed to commodity price risk was immaterial. The Registrant expects an increase in the derivative financial instruments used to manage risk in 1999 due to expected growth at AmerenEnergy.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of June 30, 1999, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application is still encouraged. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption; however, SFAS 133 could increase the volatility of the Registrant's future earnings.

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

                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)



                                                                  June 30,   December 31,
ASSETS                                                              1999        1998
------                                                          -----------   ----------
Property and plant, at original cost:
   Electric                                                      $9,086,644   $8,975,542
   Gas                                                              216,413      209,556
   Other                                                             35,845       35,994
                                                                 ----------   ----------
                                                                  9,338,902    9,221,092
   Less accumulated depreciation and amortization                 4,235,038    4,110,250
                                                                 ----------   ----------
                                                                  5,103,864    5,110,842
Construction work in progress:
   Nuclear fuel in process                                          127,678      108,294
   Other                                                            109,698      127,168
                                                                 ----------   ----------
         Total property and plant, net                            5,341,240    5,346,304
                                                                 ----------   ----------
Investments and other assets:
   Nuclear decommissioning trust fund                               177,402      161,877
   Other                                                             40,588       45,688
                                                                 ----------   ----------
         Total investments and other assets                         217,990      207,565
                                                                 ----------   ----------
Current assets:
   Cash and cash equivalents                                         13,559       47,337
   Accounts receivable - trade (less allowance for doubtful
         accounts of $6,906 and $6,678, respectively)               202,401      143,912
   Unbilled revenue                                                  90,282       97,361
   Other accounts and notes receivable                               43,821       55,502
   Intercompany notes receivable                                    145,500         --
   Materials and supplies, at average cost -
      Fossil fuel                                                    69,197       53,036
      Other                                                          94,202       91,831
   Other                                                              9,726       13,529
                                                                 ----------   ----------
         Total current assets                                       668,688      502,508
                                                                 ----------   ----------
Regulatory assets:
   Deferred income taxes                                            606,649      608,353
   Other                                                            156,310      165,134
                                                                 ----------   ----------
         Total regulatory assets                                    762,959      773,487
                                                                 ----------   ----------
Total Assets                                                     $6,990,877   $6,829,864
                                                                 ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, authorized 150,000,000 shares -
     outstanding  102,123,834 shares                             $  510,619   $  510,619
   Other paid-in capital, principally premium on
     common stock                                                   701,896      701,896
   Retained earnings                                              1,198,452    1,211,610
                                                                 ----------   ----------
         Total common stockholders' equity                        2,410,967    2,424,125
   Preferred stock not subject to mandatory redemption              155,197      155,197
   Long-term debt                                                 1,777,339    1,674,311
                                                                 ----------   ----------
         Total capitalization                                     4,343,503    4,253,633
                                                                 ----------   ----------
Current liabilities:
   Current maturity of long-term debt                               119,379      117,269
   Accounts and wages payable                                       183,399      242,522
   Accumulated deferred income taxes                                 46,615       45,061
   Taxes accrued                                                    172,573      100,714
   Other                                                            188,876      151,385
                                                                 ----------   ----------
         Total current liabilities                                  710,842      656,951
                                                                 ----------   ----------
Accumulated deferred income taxes                                 1,255,765    1,254,372
Accumulated deferred investment tax credits                         141,403      144,175
Regulatory liability                                                152,513      159,317
Other deferred credits and liabilities                              386,851      361,416
                                                                 ----------   ----------
Total Capital and Liabilities                                    $6,990,877   $6,829,864
                                                                 ==========   ==========

See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)



                                                 Three Months Ended            Six Months Ended            Twelve Months Ended
                                                     June 30,                    June 30,                    June 30,
                                                1999           1998           1999           1998           1999          1998
                                                ----           ----           ----           ----           ----          ----
 OPERATING REVENUES:
    Electric                                $  608,429     $  574,962    $ 1,069,563    $ 1,011,279    $ 2,348,810     $2,221,389
    Gas                                         12,787         13,621         57,704         55,715         93,164         95,505
    Other                                          151             93            171            267            274            488
                                            ----------     ----------    -----------    -----------    -----------     ----------
                                               621,367        588,676      1,127,438      1,067,261      2,442,248      2,317,382
 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                168,842        135,847        289,417        247,624        572,242        517,099
       Gas                                       8,557          8,456         30,357         28,435         51,418         54,926
       Other                                   115,228        120,188        213,152        220,297        454,842        430,810
                                            ----------     ----------    -----------    -----------    -----------     ----------
                                               292,627        264,491        532,926        496,356      1,078,502      1,002,835
     Maintenance                                67,617         66,830        118,240        114,875        225,360        221,381
     Depreciation and amortization              64,918         64,254        130,323        128,775        261,335        254,072
     Income taxes                               49,647         45,831         80,902         70,263        228,024        193,401
     Other taxes                                50,266         54,443         99,868        102,045        210,612        211,590
                                            ----------     ----------    -----------    -----------    -----------     ----------
       Total operating expenses                525,075        495,849        962,259        912,314      2,003,833      1,883,279

 OPERATING INCOME                               96,292         92,827        165,179        154,947        438,415        434,103

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used
       during construction                       2,219          1,201          4,888          2,218          7,655          4,849
    Miscellaneous, net                           1,387          1,409          2,715            890         12,729         11,065
                                            ----------     ----------    -----------    -----------    -----------     ----------
       Total other income and deductions         3,606          2,610          7,603          3,108         20,384         15,914

 INCOME BEFORE
    INTEREST CHARGES                            99,898         95,437        172,782        158,055        458,799        450,017

 INTEREST CHARGES:
    Interest                                    31,055         30,660         61,978         64,820        127,105        132,863
    Allowance for borrowed funds
       used during construction                 (1,826)        (1,474)        (3,608)        (3,318)        (6,235)        (6,749)
                                            ----------     ----------    -----------    -----------    -----------     ----------
    Net interest charges                        29,229         29,186         58,370         61,502        120,870        126,114

 INCOME BEFORE
    EXTRAORDINARY CHARGE                        70,669         66,251        114,412         96,553        337,929        323,903
                                            ----------     ----------    -----------    -----------    -----------     ----------

 EXTRAORDINARY CHARGE
    (NET OF INCOME TAXES)                         --             --             --             --             --          (26,967)
                                            ----------     ----------    -----------    -----------    -----------     ----------
 NET INCOME                                     70,669         66,251        114,412         96,553        337,929        296,936
                                            ----------     ----------    -----------    -----------    -----------     ----------
 PREFERRED STOCK DIVIDENDS                       2,205          2,205          4,409          4,409          8,817          8,817
                                            ----------     ----------    -----------    -----------    -----------     ----------
NET INCOME AFTER PREFERRED
    STOCK DIVIDENDS                         $   68,464     $   64,046    $   110,003    $    92,144    $   329,112    $   288,119
                                            ==========     ==========    ===========    ===========    ===========    ===========


See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)

                                                           Six Months Ended
                                                                June 30,
                                                           1999         1998
                                                           ----         ----
Cash Flows From Operating:
   Net income                                          $ 114,412    $  96,553
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    125,655      123,981
        Amortization of nuclear fuel                      21,025       16,182
        Allowance for funds used during construction      (8,496)      (5,536)
        Deferred income taxes, net                        (2,153)      (5,511)
        Deferred investment tax credits, net              (2,772)      (2,857)
        Changes in assets and liabilities:
           Receivables, net                              (39,729)     (94,796)
           Materials and supplies                        (18,532)      (2,435)
           Accounts and wages payable                    (59,123)     (41,978)
           Taxes accrued                                  71,859       57,591
           Other, net                                     63,718       16,742
                                                       ---------    ---------
Net cash provided by operating activities                265,864      157,936

Cash Flows From Investing:
   Construction expenditures                            (120,658)    (100,525)
   Allowance for funds used during construction            8,496        5,536
   Nuclear fuel expenditures                             (19,313)      (9,352)
   Intercompany notes receivable                        (145,500)        --
                                                       ---------    ---------
Net cash used in investing activities                   (276,975)    (104,341)

Cash Flows From Financing:
   Dividends on common stock                            (123,161)    (123,161)
   Dividends on preferred stock                           (4,409)      (4,409)
   Redemptions -
      Nuclear fuel lease                                  (7,427)     (51,152)
      Short-term debt                                       --        (21,300)
   Issuances -
      Nuclear fuel lease                                  38,430        7,620
      Long-term debt                                      73,900      148,500
                                                       ---------    ---------
Net cash used in financing activities                    (22,667)     (43,902)

Net increase (decrease) in cash and cash equivalents     (33,778)       9,693
Cash and cash equivalents at beginning of year            47,337        3,232
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  13,559    $  12,925
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  58,025    $  63,904
   Income taxes, net                                   $  58,426    $  62,138


See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 1999 and 1998, are not necessarily indicative of trends for any three-month, six-month, or twelve-month period.

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

The Registrant recorded an estimated $43 million credit for the final year of the original experimental alternative regulation plan. The MoPSC staff has proposed adjustments to the Registrant's estimated $43 million credit, which if ultimately accepted, could increase the Registrant's estimated credit up to approximately $5 million. Hearings were held on this matter in June 1999, and a final order from the MoPSC is expected by the end of 1999.

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the original plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE will be credited entirely to customers. As of June 30, 1999, the Registrant had recorded an estimated $20 million credit for the first year of the new plan. This credit, which the Registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues.

The joint agreement approved by the MoPSC in its February 1997 order approving the Merger also provided for a Missouri electric rate decrease, retroactive to September 1, 1998, based on the weather-adjusted average annual credits to customers under the original experimental alternative regulation plan. The MoPSC staff proposed adjustments to the Registrant's methodology of calculating the weather-adjusted credits. During the second quarter of 1999, the Registrant and the MoPSC staff reached a settlement on the methodology for calculating the weather-adjusted credits. This proposed settlement is subject to approval by the MoPSC. In addition, the results of the regulatory proceeding associated with the final year of the original experimental alternative regulation plan will impact the final Missouri electric rate decrease as well. The Registrant estimates that its Missouri electric rate decrease should approximate $15 million to $20 million on an annualized basis. A final order from the MoPSC is expected by the end of 1999.

In conjunction with the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law), a 5 percent residential electric rate decrease for the Registrant's Illinois electric customers was effective August 1, 1998. This rate decrease is expected to decrease electric revenues $3 million annually, based on estimated levels of sales and assuming normal weather conditions. The Registrant may be subject to additional 5 percent residential electric rate decreases in each of 2000 and 2002, to the extent its rates exceed the Midwest utility average at that time. The Registrant's rates are currently below the Midwest utility average.

The Law also contains a provision requiring one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2004 to be refunded to the Registrant's customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5 percent of the two-year average of an Index, as defined in the Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U. S. Treasury bonds plus prescribed percentages ranging from 4 percent to 5 percent. In July 1999, Senate Bill 24 was passed which increased the prescribed percentages to 7 percent beginning in 2000. Filings must be made with the ICC on or before March 31 of each year 2000 through 2005. At this time, the Registrant is unable to determine the amount of the credit it will be required to return to customers, if any, under the Law for the two year period ended December 31, 1999.

Note 6 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $5 million and $6 million, respectively, as of June 30, 1999 and December 31, 1998. Intercompany payables included in accounts and wages payable totaled approximately $31 million and $17 million, respectively, as of June 30, 1999 and December 31, 1998.

In  March  1999,  the  Registrant,   along  with  Ameren  Services  Company  and
AmerenCIPS, entered into a utility money pool agreement to coordinate and provide for certain short-term cash and working capital requirements. Borrowings under the agreement are limited to $500 million and are due on demand or within one year. Interest is calculated on varying rates of interest depending on the composition of internal and external funds in the money pool. The money pool is administered by Ameren Services Company. The Registrant recorded an intercompany note receivable of $146 million, representing funds invested in the utility money pool as of June 30, 1999.

Note 7 - Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" became effective on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, may be capitalized and amortized over some future period. SOP 98-1 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or non-trading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with gains and losses included in earnings. EITF 98-10 includes factors or indicators to consider when determining if a transaction is a trading or non-trading activity. Currently, AmerenEnergy, Inc., an energy marketing subsidiary of Ameren, enters into contracts for the sale and purchase of energy on behalf of the Registrant. These transactions are considered non-trading activities and are accounted for using the accrual or settlement method, which represents industry practice. Should any of AmerenEnergy's future activities be considered material trading activities based on the indicators provided in EITF 98-10, a change in accounting practice would be required. EITF 98-10 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

Note 8 - Certain reclassifications were made to prior-year financial statements to conform to current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to "Electric Industry Restructuring" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 - Regulatory Matters in the Notes to Financial Statements of the Registrant's Form 10-K for the year ended December 31, 1998 for information regarding the Registrant's membership in the Midwest Independent System Operator (Midwest ISO). In May 1999, the Missouri Public Service Commission approved a stipulation and agreement authorizing the Registrant's membership in the Midwest ISO for a six year transition period subject to certain conditions and reporting requirements. The six year period will commence on the first day that the Midwest ISO begins providing electric transmission service.

         Reference is made to "Liquidity and Capital Resources" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations and Note 11 - Commitments and Contingencies in the Notes to Financial Statements of the Registrant's Form 10-K for the year ended December 31, 1998 for information regarding the United States Environmental Protection Agency's
(EPA) issuance in 1997 of National Ambient Air Quality Standards for ozone and particulate matter. In May 1997, the United States Court of Appeals for the District of Columbia Circuit remanded the ambient air quality standards regulations to EPA for reconsideration. At this time, the Registrant is unable to predict the ultimate impact of those revised air quality standards on its future financial condition, results of operations or liquidity.


ITEM 5.  OTHER INFORMATION

         Reference is made to Note 11 - Commitments and Contingencies in the Notes to Financial Statements of the Registrant's Form 10-K for the year ended December 31, 1998 for information concerning the expiration date of collective bargaining agreements. The Registrant is engaged in labor negotiations with the International Brotherhood of Electrical Workers and the International Union of Operating Engineers and the collective bargaining agreements have been extended so as to facilitate those negotiations. At this time, the Registrant is unable to predict the impact of these negotiations on its future financial condition, results of operations or cash flows.

         Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2000 annual meeting of stockholders must be received by the Registrant by December 1, 1999.

         In addition, under the Registrant's By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. At its August 1999 Board of Directors Meeting, the Registrant intends to amend its By-Laws to change the date for holding its annual meeting of stockholders to the fourth Tuesday of April in each year to coincide with the annual meeting date of its parent, Ameren Corporation. Consequently, for the Registrant's 2000 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 22, 2000 or earlier than January 23, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended June 30, 1999.

               Exhibit 27 - Financial Data Schedule.

         (b)   Reports on Form 8-K.  None.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNION ELECTRIC COMPANY
                                         (Registrant)


                                        By        /s/ Donald E. Brandt
                                            -------------------------------
                                                      Donald E. Brandt
                                                  Senior Vice President
                                          Finance and Corporate Services
                                             (Principal Financial Officer)


Date:  August 13, 1999