Form 10-Q
period 1999-09-30
UNION ELECTRIC CO
filed 1999-11-15
CIK 100826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended September 30, 1999

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


                            Yes  X.     No   .



Shares outstanding of each of registrant's classes of common stock as of October
  31, 1999: Common Stock, $5 par value, held by Ameren Corporation (parent company of Registrant) - 102,123,834

                             Union Electric Company

                                      Index

                                                                 Page No.

Part I     Financial Information (Unaudited)

           Management's Discussion and Analysis                      2

           Quantitative and Qualitative Disclosures
           About Market Risk                                         7

           Balance Sheet
           - September 30, 1999 and December 31, 1998               10

           Statement of Income
           - Three months, nine months and 12 months ended
              September 30, 1999 and 1998                           11

           Statement of Cash Flows
           - Nine months ended September 30, 1999 and 1998          12

           Notes to Financial Statements                            13


Part II    Other Information                                        16

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

The following discussion and analysis should be read in conjunction with the Notes to the Financial Statements beginning on page 13, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements, and the Notes to the Financial Statements appearing in the Registrant's 1998 Form 10-K.

RESULTS OF OPERATIONS

Earnings
Third quarter 1999 earnings of $206 million increased $2 million compared to 1998 third quarter earnings. Earnings for the nine months ended September 30, 1999, increased $20 million from the year-ago period to $316 million. Earnings for the 12 months ended September 30, 1999, were $331 million, a $20 million increase from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended September 30, 1998, were $338 million.

Earnings fluctuated due to many conditions, primarily: weather variations, credits to electric customers, electric rate reductions, sales growth, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), merger-related expenses, changes in interest expense, changes in income and property taxes, a charge for a targeted employee separation plan and an extraordinary charge, as noted above.

The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 1999 and 1998 are detailed below.

Electric Operations
Electric Operating Revenues      Variations for periods ended September 30, 1999
                                        from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)              Three Months    Nine Months    Twelve Months
--------------------------------------------------------------------------------
Credit to customers                  $  (2)         $  21           $   21
Rate variations                         (5)           (16)              (6)
Effect of abnormal weather             (15)           (35)             (51)
Growth and other                        26             24               13
Interchange sales                       54            123              138
--------------------------------------------------------------------------------
                                     $  58          $ 117           $  115
--------------------------------------------------------------------------------

Electric revenues for the three, nine and 12 months ended September 30, 1999, increased $58 million, $117 million and $115 million, respectively, compared to the year-ago periods. The increase in revenues was primarily due to an increase in interchange sales, 32 percent, 55 percent and 72 percent, respectively for each period, due to strong marketing efforts and decreased credits to Missouri electric customers partially offset by an estimated credit that the Registrant expects to pay to its Illinois electric customers for the initial period of a sharing mechanism provided by deregulation legislation (see Note 5 under Notes to Financial Statements for further information). These benefits were partially offset by a 2 percent decline in native sales in each of the respective periods, primarily due to milder weather and rate decreases in both Missouri and Illinois (see Note 5 under Notes to Financial Statements for further information).

Fuel and Purchased Power        Variations for periods ended September 30, 1999
                                         from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                 Three Months   Nine Months   Twelve Months
--------------------------------------------------------------------------------
Fuel:
  Variation in generation             $  (4)        $   7          $   24
  Price                                   3            (8)            (19)
  Generation efficiencies and other       -             1               4
Purchased power variation                50            90              72
--------------------------------------------------------------------------------
                                      $  49         $  90          $   81
--------------------------------------------------------------------------------

The $49 million increase in third quarter fuel and purchased power costs compared to the year ago quarter was driven by increased purchased power, resulting from higher sales volume, partially offset by decreased generation.

Fuel and purchased power costs for the nine month and 12 month periods ended September 30, 1999, compared to the year ago comparable periods, increased $90 million and $81 million, respectively, primarily due to increased generation and purchased power resulting from higher sales volumes, partially offset by lower fuel prices.

Gas Operations
Gas revenues for the nine months ended September 30, 1999, increased $3 million compared to the prior-year period primarily due to an Illinois gas rate increase effective February 1999 and Missouri gas rate increase effective February 1998. This increase was partially offset by a 5 percent decrease in retail sales. Gas revenues for the 12 months ended September 30, 1999, decreased $2 million compared to the year-ago period primarily due to a 9 percent decline in retail sales due to milder weather, partially offset by an Illinois gas rate increase effective February 1999 and Missouri gas rate increase effective February 1998.

Gas costs for the nine months ended September 30, 1999, increased $3 million compared to the year-ago period, primarily due to increased gas prices. Gas costs for the 12 months ended September 30, 1999, decreased $2 million compared to the year-ago period, primarily due to lower sales, partially offset by increased gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses for the three months ended September 30, 1999 were flat primarily due to increased information system related costs, expenses associated with the Year 2000 project and increased injuries and damages expenses based on claims experience, primarily offset by the 1998 one-time pretax charge of $18 million for the targeted employee separation plan and reduced workforce.

Other operations expenses for the nine months ended September 30, 1999, decreased $7 million, compared to the same year-ago period primarily due to the 1998 one-time pretax charge of $18 million for the targeted separation plan and reduced workforce, partially offset by increased information system related costs and expenses associated with the Year 2000 project. Other operations expenses increased $3 million for the 12 months ended September 30, 1999, compared to the same year-ago period primarily due to increased information system related costs and expenses associated with the Year 2000 project, partially offset by the 1998 one-time pretax charge of $18 million for the targeted separation plan.

Maintenance expenses for the three, nine and 12 months ended September 30, 1999, increased $7 million, $11 million and $14 million, respectively, compared to the year-ago periods primarily due to increased power plant maintenance and tree trimming activity, partially offset by the absence of a Callaway Nuclear Plant refueling until fourth quarter 1999. There was a Callaway Nuclear Plant refueling in the second quarter of 1998.

Taxes
Income taxes increased $4 million, $15 million and $25 million for the three, nine and 12 months ended September 30, 1999, respectively, due to higher pretax income.

Other Income and Deductions
The variation in miscellaneous, net for the 12 months ended September 30, 1999, compared to the year-ago period, was primarily due to an increase in miscellaneous expense resulting from the reversal of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close in December 1997, under conditions of the Missouri Public Service Commission order approving the Merger. This increase was partially offset by increased interest income and gains on the sale of property in the current 12-month period.

Balance Sheet
The $230 million increase in cash and cash equivalents was primarily due to higher revenues attributable to interchange sales in August and September 1999 compared to November and December 1998.

The $68 million increase in trade accounts receivable and unbilled revenue was due primarily to higher revenues in August and September 1999 compared to November and December 1998. The $79 million increase in intercompany notes receivable is due to funds invested in a utility money pool (see Note 6 under Notes to Financial Statements for further information). The remaining variance is a result of the timing of various payments to suppliers.

The $65 million increase in other current liabilities was primarily due to the timing of when credits will be paid to electric customers in the Registrant's Missouri and Illinois jurisdictions, as well as an estimated rate reduction for Missouri electric customers retroactive to September 1, 1998 (See Note 5 under Notes to Consolidated Financial Statements for further information). The remaining variance is a result of the timing of various payments to suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $639 million for the nine months ended September 30, 1999, compared to $533 million during the same 1998 period.

Cash flows used in investing activities totaled $260 million and $155 million for the nine months ended September 30, 1999 and 1998, respectively. Construction expenditures for the nine months ended September 30, 1999, for constructing new or improving existing facilities were $173 million. In addition, the Registrant expended $19 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1999 are expected to be principally for construction expenditures and the acquisition of nuclear fuel. The Registrant also issued intercompany notes receivable for $79 million through a utility money pool (see Note 6 under Notes to Financial Statements for further information).

Cash flows used in financing activities totaled $149 million for the nine months ended September 30, 1999, compared to $298 million during the same 1998 period. The Registrant's principal financing activity for the period was the payment of dividends, partially offset by the issuance of long-term debt.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At September 30, 1999, the Registrant had committed bank lines of credit aggregating $161 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At September 30, 1999, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2000 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and available at September 30, 1999. Also, Ameren has a bank credit agreement due 2002, which permits the borrowing of up to $200 million on a short-term basis. This credit agreement is available to Ameren and its subsidiaries, including the Registrant. As of September 30, 1999, $132 million was available for the Registrant's use.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At September 30, 1999, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the nine months ended September 30, 1999, included redemptions under the lease for nuclear fuel of $11 million, offset by $60 million of issuances. At September 30, 1999, $116 million was financed under the lease.

The Registrant, in the ordinary course of business, explores opportunities to reduce its cost in order to remain competitive in the marketplace. Areas where the Company focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, the Registrant is currently in negotiations with many of the Registrant's major collective bargaining units in an effort to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel sources for use at the Registrant's fossil plants (e.g. utilizing low sulfur versus high sulfur coal), as well as restructuring or terminating existing contracts with suppliers.

Certain of these reduction alternatives could result in additional investments being made at the Registrant's power plants in order to utilize different types of coal, or could require nonrecurring payments of employee separation benefits or nonrecurring payments to restructure or terminate an existing fuel contract with a supplier. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed, as well as determine the impact of these actions on the Registrant's future financial position, results of operations or cash flows.

RATE MATTERS

In March 1999, the Registrant filed delivery service tariffs with the Illinois Commerce Commission (ICC) to comply with the requirements of the Electric Service Customer Choice and Rate Relief Law of 1997. These tariffs would be used by electric customers who choose to purchase their power from an alternative supplier. On August 25, 1999, the ICC issued an order approving the delivery services tariffs, with an allowed rate of return on equity of 10.45%. The Registrant and AmerenCIPS filed a joint Petition for Rehearing of that Order requesting the ICC to alter its conclusions on a number of issues. On October 13, 1999, the ICC granted a rehearing on certain issues. An Order on this reopened proceeding is expected in early 2000.

In August 1999, Ameren filed a transmission system rate case with the Federal Energy Regulatory Commission (FERC). This filing was primarily designed to implement rates, terms and conditions for transmission service for those retail customers in Illinois which choose other suppliers. On October 14, 1999, the FERC issued an Order suspending the proposed rates until March 25, 2000. Ameren filed in response an emergency Request for Rehearing which requested that the portion of the filing which related to retail access in Illinois be placed into effect as of October 1, 1999, to coincide with the start of retail competition in Illinois. An Order from the FERC to this Request is expected shortly. An initial decision as to Ameren's overall filing is expected in early 2001.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.

ELECTRIC INDUSTRY RESTRUCTURING

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 7 percent of the Registrant's total sales. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

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

The implementation/testing phase for all mission critical systems was completed by September 30, 1999. The implementation/testing phase for all other components/applications is approximately 98 percent complete as of September 30, 1999.

With respect to third parties, for areas that interface directly with significant vendors, Ameren has inventoried vendors and major suppliers and is currently assessing their Year 2000 readiness through surveys, websites and personal contact. Ameren plans to follow up with major suppliers and vendors and verify Year 2000 compliance, where appropriate. Ameren has also queried its health insurance providers. To date, Ameren is not aware of any problems that would materially impact its financial condition, results of operations or liquidity. However, neither Ameren nor the Registrant has the means of ensuring that these parties will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact Ameren and the Registrant.

Ameren has also addressed the impact of electric power grid problems that may occur outside of its own electric system. Ameren has conducted Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) and the North American Electric Reliability Council (NERC) to
plan Year 2000 operational preparedness and restoration scenarios. As of September 30, 1999, Ameren had completed its assessment, planning and implementation/testing phases for mission critical items as identified by NERC. As a result, Ameren has been added to the "Ready" list being compiled by NERC as it assesses readiness of the regional and national electric grid. Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment is being shared with EPRI participants to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, Ameren will incur internal labor costs as well as external consulting and other expenses to prepare for the new century. Ameren estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of September 30, 1999, Ameren had expended approximately $8 million. Ameren's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Ameren believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that Ameren's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000 Issue will be successful. Ameren is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operating systems. The first operational contingency plan addressing power grid issues was completed in the first quarter of 1999. Contingency plans related to the business areas were completed in July 1999. At this time, the Registrant is unable to predict the ultimate impact, if any, of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. The following discussion of Ameren's, including AmerenUE's, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

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

If interest rates increase 1 percent in 2000 as compared to 1999, the Registrant's interest expense would increase by approximately $5 million and net income would decrease by approximately $3 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt as of September 30, 1999, continued to be outstanding throughout 2000, and that the average interest rates for these instruments increased 1 percent over 1999. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

As of September 30, 1999, the fair value of derivative financial instruments exposed to commodity price risk was immaterial.

Equity Price Risk

The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of September 30, 1999, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and Federal levels; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)



                                                               September 30,  December 31,
ASSETS                                                               1999         1998
------                                                           ----------   ----------
Property and plant, at original cost:
   Electric                                                      $9,146,149   $8,975,542
   Gas                                                              219,275      209,556
   Other                                                             35,784       35,994
                                                                 ----------   ----------
                                                                  9,401,208    9,221,092
   Less accumulated depreciation and amortization                 4,286,088    4,110,250
                                                                 ----------   ----------
                                                                  5,115,120    5,110,842
Construction work in progress:
   Nuclear fuel in process                                          134,394      108,294
   Other                                                             73,289      127,168
                                                                 ----------   ----------
         Total property and plant, net                            5,322,803    5,346,304
                                                                 ----------   ----------
Investments and other assets:
   Nuclear decommissioning trust fund                               172,477      161,877
   Other                                                             35,565       45,688
                                                                 ----------   ----------
         Total investments and other assets                         208,042      207,565
                                                                 ----------   ----------
Current assets:
   Cash and cash equivalents                                        276,728       47,337
   Accounts receivable - trade (less allowance for doubtful
         accounts of $7,945 and $6,678, respectively)               249,999      143,912
   Unbilled revenue                                                  58,804       97,361
   Other accounts and notes receivable                               87,956       55,502
   Intercompany notes receivable                                     78,800          -
    Materials and supplies, at average cost -
      Fossil fuel                                                    64,509       53,036
      Other                                                          95,348       91,831
   Other                                                             20,541       13,529
                                                                 ----------   ----------
         Total current assets                                       932,685      502,508
                                                                 ----------   ----------
Regulatory assets:
   Deferred income taxes                                            605,797      608,353
   Other                                                            151,595      165,134
                                                                 ----------   ----------
         Total regulatory assets                                    757,392      773,487
                                                                 ----------   ----------
Total Assets                                                     $7,220,922   $6,829,864
                                                                 ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, authorized 150,000,000 shares -
     outstanding  102,123,834 shares                             $  510,619   $  510,619
   Other paid-in capital, principally premium on
     common stock                                                   701,896      701,896
   Retained earnings                                              1,336,756    1,211,610
                                                                 ----------   ----------
         Total common stockholders' equity                        2,549,271    2,424,125
   Preferred stock not subject to mandatory redemption              155,197      155,197
   Long-term debt                                                 1,721,333    1,674,311
                                                                 ----------   ----------
         Total capitalization                                     4,425,801    4,253,633
                                                                 ----------   ----------
Current liabilities:
   Current maturity of long-term debt                               119,312      117,269
   Accounts and wages payable                                       200,777      242,522
   Accumulated deferred income taxes                                 47,392       45,061
   Taxes accrued                                                    272,399      100,714
   Other                                                            216,405      151,385
                                                                 ----------   ----------
         Total current liabilities                                  856,285      656,951
                                                                 ----------   ----------
Accumulated deferred income taxes                                 1,254,053    1,254,372
Accumulated deferred investment tax credits                         140,017      144,175
Regulatory liability                                                149,111      159,317
Other deferred credits and liabilities                              395,655      361,416
                                                                 ----------   ----------
Total Capital and Liabilities                                    $7,220,922   $6,829,864
                                                                 ==========   ==========


See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)




                                         Three Months Ended          Nine Months Ended         Twelve Months Ended
                                            September 30,              September 30,              September 30,
                                     -----------------------       ---------------------       ---------------------
                                        1999         1998            1999         1998           1999         1998
                                        ----         ----            ----         ----           ----         ----

 OPERATING REVENUES:
    Electric                          $895,308     $836,898      $1,964,871   $1,848,177     $2,407,220    $2,292,260
    Gas                                 10,542        9,464          68,246       65,179         94,242        96,713
    Other                                  -             75             171          342            199           492
                                      --------     --------       ---------   ----------      ---------     ---------
      Total operating revenues         905,850      846,437       2,033,288    1,913,698      2,501,661     2,389,465

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power        223,194      174,610         512,611      422,234        620,826       539,957
       Gas                               7,779        6,476          38,136       34,911         52,721        54,396
       Other                           125,041      125,321         338,193      345,618        454,562       451,296
                                      --------     --------       ---------   ----------      ---------     ---------
                                       356,014      306,407         888,940      802,763      1,128,109     1,045,649
     Maintenance                        51,887       44,685         170,127      159,560        232,562       218,109
     Depreciation and amortization      66,594       65,338         196,917      194,113        262,591       256,923
     Income taxes                      135,952      131,454         216,854      201,717        232,522       207,460
     Other taxes                        59,696       64,815         159,564      166,860        205,493       212,129
                                      --------     --------       ---------   ----------      ---------     ---------
       Total operating expenses        670,143      612,699       1,632,402    1,525,013      2,061,277     1,940,270

 OPERATING INCOME                      235,707      233,738         400,886      388,685        440,384       449,195

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used
     during construction                 1,149        1,152           6,037        3,370          7,652         4,817
    Miscellaneous, net                   1,933        3,152           4,648        4,042         11,510        17,326
                                      --------     --------       ---------   ----------      ---------     ---------
     Total other income and deductions   3,082        4,304          10,685        7,412         19,162        22,143

 INCOME BEFORE
    INTEREST CHARGES                   238,789      238,042         411,571      396,097        459,546       471,338

 INTEREST CHARGES:
    Interest                            31,769       32,739          93,747       97,559        126,135       130,946
    Allowance for borrowed funds
       used during construction         (1,707)      (1,248)         (5,315)      (4,566)        (6,694)       (6,283)
                                      --------     --------       ---------   ----------      ---------     ---------
    Net interest charges                30,062       31,491          88,432       92,993        119,441       124,663

 INCOME BEFORE
    EXTRAORDINARY CHARGE               208,727      206,551         323,139      303,104        340,105       346,765
                                      --------     --------       ---------   ----------      ---------     ---------

 EXTRAORDINARY CHARGE
    (NET OF INCOME TAXES)                  -            -               -            -              -         (26,967)
                                      --------     --------       ---------   ----------      ---------     ---------

 NET INCOME                            208,727      206,551         323,139      303,104        340,105       319,708
                                      --------     --------       ---------   ----------      ---------     ---------

 PREFERRED STOCK DIVIDENDS               2,204        2,204           6,613        6,613          8,817         8,817
                                      --------     --------       ---------   ----------      ---------     ---------

NET INCOME AFTER PREFERRED
    STOCK DIVIDENDS                   $206,523     $204,347        $316,526     $296,491       $331,288      $310,891
                                      ========     ========       =========   ==========      =========     =========


See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)




                                                            Nine Months Ended
                                                              September 30,
                                                           1999         1998
                                                           ----         ----
Cash Flows From Operating:
   Net income                                          $ 323,139    $ 303,104
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    189,914      186,984
        Amortization of nuclear fuel                      30,823       26,837
        Allowance for funds used during construction     (11,352)      (7,936)
        Deferred income taxes, net                        (5,638)      (6,804)
        Deferred investment tax credits, net              (4,158)      (4,286)
        Changes in assets and liabilities:
           Receivables, net                              (99,984)    (118,397)
           Materials and supplies                        (14,990)      (2,544)
           Accounts and wages payable                    (41,745)     (11,485)
           Taxes accrued                                 171,685      151,073
           Credit to customers                            36,597       26,614
           Other, net                                     64,650      (10,188)
                                                       ---------    ---------
Net cash provided by operating activities                638,941      532,972

Cash Flows From Investing:
   Construction expenditures                            (173,160)    (155,526)
   Allowance for funds used during construction           11,352        7,936
   Nuclear fuel expenditures                             (19,662)      (7,523)
   Intercompany notes receivable                         (78,800)        --
                                                       ---------    ---------
Net cash used in investing activities                   (260,270)    (155,113)

Cash Flows From Financing:
   Dividends on common stock                            (191,380)    (191,380)
   Dividends on preferred stock                           (6,613)      (6,613)
   Environmental bond redemption fund                       --       (160,000)
   Redemptions -
      Nuclear fuel lease                                 (11,332)     (53,670)
      Short-term debt                                       --        (21,300)
      Long-term debt                                        --        (35,000)
   Issuances -
      Nuclear fuel lease                                  60,045        9,917
      Long-term debt                                        --        160,000
                                                       ---------    ---------
Net cash used in financing activities                   (149,280)    (298,046)
                                                       ---------    ---------

Net increase in cash and cash equivalents                229,391       79,813
Cash and cash equivalents at beginning of year            47,337        3,232
                                                       ---------    ---------
Cash and cash equivalents at end of period             $ 276,728    $  83,045
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  77,288    $  83,606
   Income taxes, net                                   $ 120,186    $ 122,738


See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 1999 and 1998, are not necessarily indicative of trends for any three-month, nine-month or 12-month period.

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

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the original plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE will be credited entirely to customers. As of September 30, 1999, the Registrant had recorded an estimated $20 million credit for the first year of this plan. This credit was reflected as a reduction in electric revenues.

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

The Law also contains a provision requiring one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2004 to be refunded to the Registrant's customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5 percent of the two-year average of an Index, as defined in the Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U. S. Treasury bonds plus prescribed percentages ranging from 4 percent to 5 percent. In July 1999, Senate Bill 24 was passed which increased the prescribed percentages to 7 percent beginning in 2000. Filings must be made with the Illinois Commerce Commission on or before March 31 of each year 2000 through 2005. As of September 30, 1999, the Registrant recorded an estimated $2 million credit that it expects to return to its customers under the Law for the two year period ended December 31, 1999.

Note 6 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $50 million and $6 million, respectively, as of September 30, 1999 and December 31, 1998. Intercompany payables included in accounts and wages payable totaled approximately $51 million and $17 million, respectively, as of September 30, 1999 and December 31, 1998.

In  March  1999,  the  Registrant,   along  with  Ameren  Services  Company  and
AmerenCIPS, entered into a utility money pool agreement to coordinate and provide for certain short-term cash and working capital requirements. Borrowings under the agreement are limited to $500 million and are due on demand or within one year. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the money pool. The money pool is administered by Ameren Services Company. The Registrant recorded an intercompany note receivable of $79 million, representing funds invested in the utility money pool as of September 30, 1999.

Note 7 - Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" became effective on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs may be capitalized and amortized over some future period. SOP 98-1 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Reference is made to Item 5. Other Information in Part II of the Registrant's Form 10-Q for the quarter ended June 30, 1999 for information relating to a proposed amendment to the Registrant's By-Laws. On August 26, 1999, the Board of Directors of the Registrant amended its By-Laws to change the date for holding its annual meeting of stockholders to the fourth Tuesday of April in each year to coincide with the annual meeting date of its parent, Ameren Corporation. Consequently, under another provision of its By-Laws, for the Registrant's 2000 annual meeting of stockholders, any stockholder who intends to submit a proposal or director nomination in person at the meeting must provide written notice to the Registrant's Secretary by not later than February 22, 2000 or earlier than January 23, 2000.

         Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2000 annual meeting of stockholders must be received by the Registrant by December 1, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Exhibit 3(ii)-By-Laws of Union Electric Company, as amended as of August 26, 1999.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended September 30, 1999.

               Exhibit 27 - Financial Data Schedule.

         (b)   Reports on Form 8-K.  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNION ELECTRIC COMPANY
                                            (Registrant)


                                     By    /s/ Donald E. Brandt
                                        --------------------------
                                              Donald E. Brandt
                                            Senior Vice President
                                       Finance and Corporate Services
                                        (Principal Financial Officer)


Date:  November 15, 1999