Form 10-Q
period 2000-03-31
UNION ELECTRIC CO
filed 2000-05-15
CIK 100826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 2000

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


                    Yes          X     .      No               .
                          -------------            ------------


Shares  outstanding of each of registrant's  classes of common stock as of April
  30, 2000: Common Stock, $5 par value, held by Ameren Corporation (parent company of Registrant) - 102,123,834

                             Union Electric Company

                                      Index

                                                                        Page No.

Part I     Financial Information (Unaudited)

           Management's Discussion and Analysis                            2

           Quantitative and Qualitative Disclosures
           About Market Risk                                               5

           Balance Sheet
           - March 31, 2000 and December 31, 1999                          8

           Statement of Income
           - Three months and 12 months ended
              March 31, 2000 and 1999                                      9

           Statement of Cash Flows
           - Three months ended March 31, 2000 and 1999                   10

           Notes to Financial Statements                                  11


Part II    Other Information                                              13

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

The following discussion and analysis should be read in conjunction with the Notes to the Financial Statements beginning on page 11, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements, and the Notes to the Financial Statements appearing in the Registrant's 1999 Form 10-K.


RESULTS OF OPERATIONS

Earnings
First quarter 2000 earnings of $37 million decreased $5 million compared to 1999 first quarter earnings. Earnings for the 12 months ended March 31, 2000, were $336 million, a $11 million increase from the preceding 12-month period. Earnings fluctuated due to many conditions, primarily: weather variations, credits to electric customers, electric rate reductions, gas rate increases, competitive market forces, sales growth, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), changes in interest expense, changes in income and property taxes, and a nonrecurring charge for a targeted employee separation plan.

The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 2000 and 1999 are detailed on the following pages.

Electric Operations
Electric Operating Revenues          Variations for periods ended March 31, 2000
                                         from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                   Three Months           Twelve Months
--------------------------------------------------------------------------------
Rate variations                          $    -                 $    (4)
Credit to customers                          10                      27
Effect of abnormal weather                  (10)                    (51)
Growth and other                              3                      35
Interchange sales                            55                     171
--------------------------------------------------------------------------------
                                         $   58                   $ 178
--------------------------------------------------------------------------------

The $58 million increase in the first quarter electric revenues compared to the year-ago quarter was primarily driven by a 100 percent increase in the interchange sales due to strong marketing efforts and greater interchange opportunities. Also, contributing to the revenue increase was a decrease in the credit to Missouri electric customers (see Note 5 under Notes to Financial Statements for further information). The decrease in native sales was primarily due to decreased wholesale sales, partially offset by increased residential and commercial sales.

Electric revenues for the 12 months ended March 31, 2000 and 1999 increased $178 million compared to the prior 12-month period. The increase in revenues was primarily driven by a strong regional economy and increased interchange sales due to increased interchange opportunities. Interchange sales increased 54 percent, partially offset by a 3 percent decline in weather-sensitive residential sales. Also contributing to the revenue increase was a decrease in the credit to Missouri electric customers (see Note 5 under the Notes to Financial Statements for further information).

Fuel and Purchased Power             Variations for periods ended March 31, 2000
                                            from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                        Three Months       Twelve Months
--------------------------------------------------------------------------------
Fuel:
     Generation                                $   5               $  (2)
     Price                                        (3)                  -
     Generation efficiencies and other            (3)                 (7)
Purchased power variation                         53                 178
--------------------------------------------------------------------------------
                                               $  52               $ 169
--------------------------------------------------------------------------------


The increase in fuel and purchased power costs for the three months and 12 month periods ended March 31, 2000, compared to the year ago comparable periods, was primarily due to increased generation and purchased power resulting from higher sales volumes.

Gas Operations
Gas revenues for the quarter ended March 31, 2000 decreased $3 million compared to the prior-year period primarily due to a 14 percent decline in retail sales resulting from mild weather.

Gas revenues for the 12 months ended March 31, 2000 decreased $5 million compared to the year-ago period primarily due to a decline in retail sales due to milder weather, partially offset by an Illinois gas rate increase effective February 1999.

Gas costs for the 12 months ended March 31, 2000 increased $4 million compared to the year-ago period, primarily due to higher gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses for the three months ended March 31, 2000 increased $7 million, compared to the same year-ago period primarily due to increased costs associated with the automated meter reading roll-out. Other operations expenses decreased $19 million for the 12 months ended March 31, 2000, compared to the same year-ago period primarily due to the 1998 one-time pretax charge of $18 million for a targeted separation plan.

Maintenance expenses for the three and 12 months ended March 31, 2000 increased $2 million and $24 million, respectively, compared to the year-ago periods primarily due to increased power plant maintenance and tree trimming activity.

Taxes
Income taxes decreased $3 million for the three months ended March 31, 2000 due to lower pretax income. Income taxes increased $4 million for the 12 months ended March 31, 2000 due to higher pretax income.

Other tax expense decreased $12 million for the 12 months ended March 31, 2000 due primarily to a decrease in gross receipts taxes related to the Registrant's Illinois jurisdiction. This decrease is the result of the restructuring of the Illinois public utility tax whereby gross receipts taxes are no longer recorded as electric revenues and gross receipts tax expense.

Balance Sheet

The $47 million decrease in trade accounts receivable and unbilled revenue at March 31, 2000, compared to the year-end, was due primarily to lower revenues in February and March 2000 compared to November and December 1999. In addition, four of the Registrant's wholesale customers were transferred to AmerenCIPS in first quarter 2000. The $20 million decrease in intercompany notes receivable reflects changes in funds invested in a regulated money pool (see Note 6 under Notes to Financial Statements for further information).

Changes in accounts and wages payable and other taxes accrued resulted from the timing of various payments to taxing authorities and suppliers.

The $12 million increase in other current liabilities was primarily due to the $10 million estimated credit to Missouri electric customers recorded in the first quarter of 2000 under the three-year experimental alternative regulation plan. See Note 5 under Notes to Financial Statements for further information.

The $17 million increase in other deferred credits and liabilities was primarily due to increased accrued pension liabilities.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $144 million for the three months ended March 31, 2000, compared to $110 million during the same 1999 period.

Cash flows used in investing activities totaled $84 million and $47 million for the three months ended March 31, 2000 and 1999, respectively. Construction expenditures for the three months ended March 31, 2000, for constructing new or improving existing facilities were $100 million. In addition, the Registrant expended $6 million for the acquisition of nuclear fuel. The Registrant received Board of Directors approval on April 25, 2000 to spend approximately $160 million on capital expenditures relating to the replacement of four steam generators at its Callaway Nuclear Plant. Installation is scheduled to be completed in 2005. The impact on anticipated 2000 capital expenditures will be insignificant.

Cash flows used in financing activities totaled $171 million for the three months ended March 31, 2000, compared to $64 million during the same 1999 period. The Registrant's principal financing activities for the period included redemption of long-term debt and the payment of dividends. Proceeds from the issuance of certain long-term debt have been set aside in an environmental bond redemption fund to be used to retire existing long-term indebtedness in the second quarter.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At March 31, 2000, the Registrant had committed bank lines of credit aggregating $150 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At March 31, 2000, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2002 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused, and $247 was available at March 31, 2000. In addition, the Registrant has the ability to borrow up to approximately $530 million from Ameren or AmerenCIPS through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company, another subsidiary of Ameren. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. As of March 31, 2000, $333 million was available through the regulated money pool.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At March 31, 2000, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the three months ended March 31, 2000, included redemptions under the lease for nuclear fuel of $2 million, offset by $1 million of issuances. At March 31, 2000, $116 million was financed under the lease.

The Registrant, in the ordinary course of business, explores opportunities to reduce its cost in order to remain competitive in the marketplace. Areas where the Registrant focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, the Registrant has reached agreements with some of the Registrant's collective bargaining units which will permit it to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel sources for use at the Registrant's fossil plants, as well as restructuring or terminating existing contracts with suppliers.

Certain of these cost reduction alternatives could result in additional investments being made at the Registrant's power plants in order to utilize different types of coal, or could require nonrecurring payments of employee separation benefits or nonrecurring payments to restructure or terminate an existing fuel contract with a supplier. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed. Management is unable to determine the impact of these actions on the Registrant's future financial position, results of operations or liquidity.


RATE MATTERS

In February 2000, the Registrant filed a request with the Missouri Public Service Commission (MoPSC) to increase rates approximately $12 million annually for natural gas service in the Missouri jurisdiction. The MoPSC has until January 2001 to render a decision.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.


ELECTRIC INDUSTRY RESTRUCTURING

Certain states are considering proposals or have adopted legislation that will promote competition at the retail level. In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

The Illinois Law, among other things, requires the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 6 percent of the Registrant's total sales. As of March 31, 2000, the impact of retail direct access on the Registrant's financial condition, results of operations or liquidity was immaterial. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. The following discussion of the Registrant's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. The Registrant handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the Registrant also faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risk and are not represented in the following analysis.

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

If interest rates increase one percentage point in 2001 as compared to 2000, the Registrant's interest expense would increase by approximately $6 million and net income would decrease by approximately $4 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt as of March 31, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percentage point over 2000. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and electricity. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that Registrant has Purchased Gas Adjustment Clauses (PGA) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices. With regard to the Registrant's exposure to commodity price risk for purchased power and excess electricity sales, Ameren has established a subsidiary, AmerenEnergy, Inc., (AmerenEnergy) whose primary responsibility includes managing market risks associated with the changing market prices for electricity purchased and sold on behalf of the Registrant.

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

As of March 31, 2000, the fair value of derivative financial instruments exposed to commodity price risk was immaterial.

Equity Price Risk

The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of March 31, 2000, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.


SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the State and Federal levels; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.


                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                                    ---------
                      (Thousands of Dollars, Except Shares)

                                                                  March 31,   December 31,
ASSETS                                                              2000         1999
------                                                           ----------   ----------
Property and plant, at original cost:
   Electric                                                      $9,271,152   $9,210,122
   Gas                                                              227,832      223,789
   Other                                                             37,156       37,156
                                                                 ----------   ----------
                                                                  9,536,140    9,471,067
   Less accumulated depreciation and amortization                 4,380,588    4,320,910
                                                                 ----------   ----------
                                                                  5,155,552    5,150,157
Construction work in progress:
   Nuclear fuel in process                                           95,294       88,830
   Other                                                            114,257       92,833
                                                                 ----------   ----------
         Total property and plant, net                            5,365,103    5,331,820
                                                                 ----------   ----------
Investments and other assets:
   Nuclear decommissioning trust fund                               193,438      186,760
   Other                                                             61,264       59,748
                                                                 ----------   ----------
         Total investments and other assets                         254,702      246,508
                                                                 ----------   ----------
Current assets:
   Cash and cash equivalents                                          6,415      117,308
   Environmental bond redemption fund                               186,500         --
   Accounts receivable - trade (less allowance for doubtful
         accounts of $5,598 and $5,308, respectively)               135,220      151,399
   Unbilled revenue                                                  47,853       78,213
   Other accounts and notes receivable                               21,645       19,803
   Intercompany notes receivable                                    142,460      165,700
   Materials and supplies, at average cost -
      Fossil fuel                                                    57,872       65,292
      Other                                                          79,572       90,921
   Other                                                             17,638       19,205
                                                                 ----------   ----------
         Total current assets                                       695,175      707,841
                                                                 ----------   ----------
Regulatory assets:
   Deferred income taxes                                            600,604      600,604
   Other                                                            155,350      156,789
                                                                 ----------   ----------
         Total regulatory assets                                    755,954      757,393
                                                                 ----------   ----------
Total Assets                                                     $7,070,934   $7,043,562
                                                                 ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, 150,000,000 shares authorized -
     102,123,834 shares outstanding                              $  510,619   $  510,619
   Other paid-in capital, principally premium on
     common stock                                                   701,896      701,896
   Retained earnings                                              1,189,123    1,221,167
                                                                 ----------   ----------
         Total common stockholder's equity                        2,401,638    2,433,682
   Preferred stock not subject to mandatory redemption              155,197      155,197
   Long-term debt                                                 1,782,513    1,882,601
                                                                 ----------   ----------
         Total capitalization                                     4,339,348    4,471,480
                                                                 ----------   ----------
Current liabilities:
   Current maturity of long-term debt                               199,291       11,423
   Accounts and wages payable                                       130,416      234,845
   Accumulated deferred income taxes                                 48,139       48,139
   Taxes accrued                                                    171,731      119,699
   Other                                                            220,130      208,373
                                                                 ----------   ----------
         Total current liabilities                                  769,707      622,479
                                                                 ----------   ----------
Accumulated deferred income taxes                                 1,246,741    1,248,721
Accumulated deferred investment tax credits                         137,145      138,665
Regulatory liability                                                153,246      154,399
Other deferred credits and liabilities                              424,747      407,818
                                                                 ----------   ----------
Total Capital and Liabilities                                    $7,070,934   $7,043,562
                                                                 ==========   ==========


See Notes to Financial Statements.


                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                                    ---------
                             (Thousands of Dollars)


                                                                  Three Months Ended          Twelve Months Ended
                                                                       March 31,                   March 31,
                                                                  ------------------          --------------------
                                                                  2000          1999          2000            1999
                                                                  ----          ----          ----            ----

 OPERATING REVENUES:
    Electric                                                $   519,113    $   461,134    $ 2,492,996    $ 2,315,343
    Gas                                                          42,077         44,917         89,138         93,998
    Other                                                          --               20            151            216
                                                            -----------    -----------    -----------    -----------
       Total operating revenues                                 561,190        506,071      2,582,285      2,409,557

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                                 172,438        120,575        708,397        539,247
       Gas                                                       22,599         21,800         55,268         51,317
       Other                                                    104,725         97,924        441,257        459,802
                                                            -----------    -----------    -----------    -----------
                                                                299,762        240,299      1,204,922      1,050,366
    Maintenance                                                  52,260         50,623        248,772        224,573
    Depreciation and amortization                                67,066         65,405        257,733        260,671
    Income taxes                                                 28,612         31,255        228,048        224,208
    Other taxes                                                  47,715         49,602        202,654        214,789
                                                            -----------    -----------    -----------    -----------
       Total operating expenses                                 495,415        437,184      2,142,129      1,974,607

 OPERATING INCOME                                                65,775         68,887        440,156        434,950

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used during
       construction                                               1,229          2,669          5,730          6,637
    Miscellaneous, net                                            2,879          1,328         13,199         12,751
                                                            -----------    -----------    -----------    -----------
       Total other income and (deductions)                        4,108          3,997         18,929         19,388

 INCOME BEFORE INTEREST CHARGES                                  69,883         72,884        459,085        454,338

 INTEREST CHARGES :
    Interest                                                     32,466         30,923        121,521        126,710
    Allowance for borrowed funds used during construction        (1,819)        (1,782)        (7,181)        (5,883)
                                                             -----------    -----------    -----------    -----------
 Net interest charges                                            30,647         29,141        114,340        120,827
                                                            -----------    -----------    -----------    -----------
 NET INCOME                                                      39,236         43,743        344,745        333,511

 PREFERRED STOCK DIVIDENDS                                        2,204          2,204          8,817          8,817
                                                            -----------    -----------    -----------    -----------
NET INCOME AFTER PREFERRED
                STOCK DIVIDENDS                             $    37,032    $    41,539    $   335,928    $   324,694
                                                            ===========    ===========    ===========    ===========


See Notes to Financial Statements.



                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                    ---------
                             (Thousands of Dollars)


                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                           2000         1999
                                                           ----         ----
Cash Flows From Operating:
   Net income                                          $  39,236    $  43,743
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     64,077       63,071
        Amortization of nuclear fuel                       9,075       10,416
        Allowance for funds used during construction      (3,048)      (4,451)
        Deferred income taxes, net                        (3,284)      (4,507)
        Deferred investment tax credits, net              (1,520)      (1,386)
        Changes in assets and liabilities:
           Receivables, net                               44,697       (4,381)
           Materials and supplies                         18,769       (3,584)
           Accounts and wages payable                   (104,429)    (103,745)
           Taxes accrued                                  52,032       60,502
           Other, net                                     25,030       54,108
                                                       ---------    ---------
Net cash provided by operating activities                140,635      109,786

Cash Flows From Investing:
   Construction expenditures                            (100,124)     (49,473)
   Allowance for funds used during construction            3,048        4,451
   Nuclear fuel expenditures                              (6,228)      (2,381)
   Intercompany notes receivable                          23,240         --
                                                       ---------    ---------
Net cash used in investing activities                    (80,064)     (47,403)

Cash Flows From Financing:
   Dividends on common stock                             (69,076)     (61,581)
   Dividends on preferred stock                           (2,204)      (2,204)
   Environmental bond redemption fund                   (186,500)        --
      Redemptions -
         Nuclear fuel lease                               (1,818)      (3,635)
         Long-term debt                                  (99,722)        --
      Issuances -
         Nuclear fuel lease                                1,356        3,617
         Long-term debt                                  186,500         --
                                                       ---------    ---------
Net cash used in financing activities                   (171,464)     (63,803)

Net change in cash and cash equivalents                 (110,893)      (1,420)
Cash and cash equivalents at beginning of year           117,308       47,337
                                                       ---------    ---------
Cash and cash equivalents at end of period             $   6,415    $  45,917
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  22,890    $  20,217
   Income taxes, net                                   $    (179)   $  (2,633)


See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2000

Note 1 - Union Electric Company (AmerenUE or the Registrant) is a subsidiary of Ameren Corporation (Ameren), which is the parent company of two utility operating companies, the Registrant and Central Illinois Public Service Company (AmerenCIPS). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of AmerenUE and CIPSCO Incorporated (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves
1.1 million electric and 124,000 gas customers in a 24,500 square-mile area of Missouri and Illinois, including Metropolitan St. Louis.

The Registrant also has a 40 percent interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and operates an electric generating and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

Note 2 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the SEC. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1999 Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 2000 and 1999, are not necessarily indicative of trends for any three-month or 12-month period.

Note 5 - - In July 1995, the Missouri Public Service Commission (MoPSC) approved an agreement establishing contractual obligations involving the Registrant's Missouri retail electric rates. Included was a three-year experimental alternative regulation plan (the Original Plan) that ran from July 1, 1995 through June 30, 1998, which provided that earnings in those years in excess of a 12.61 percent regulatory return on equity (ROE) be shared equally between customers and stockholders, and earnings above a 14 percent ROE be credited to customers. The formula for computing the credit used twelve-month results ending June 30, rather than calendar year earnings.

The MoPSC staff proposed adjustments to the Registrant's estimated customer credit for the final year of the Original Plan ended June 30, 1998, which were the subject of regulatory proceedings before the MoPSC in 1999. In December 1999, the MoPSC issued a Report and Order (Order) concerning these proposed adjustments. Based on the provisions of that Order, the Registrant revised its estimated final year credit to $31 million. Subsequently, in December 1999, the Registrant filed a request for rehearing of the Order with the MoPSC, asking that it reconsider its decision to adopt certain of the MoPSC staff's adjustments. The request was denied by the MoPSC and in February 2000, the Registrant filed a Petition for Writ of Review with the Circuit Court of Cole County, Missouri, requesting that the Order be reversed.

The appeal is pending and the ultimate outcome can not be predicted; however, the final decision is not expected to materially impact the financial condition, results of operations or liquidity of the Registrant. A partial stay of the Order was granted by the Court pending the appeal.

A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the Merger. Like the Original Plan, the New Plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE be shared equally between customers and stockholders. The New Plan also returns to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE are credited entirely to customers. The New Plan runs from July 1, 1998 through June 30, 2001. During the three months ended March 31, 2000, the Registrant recorded an estimated $10 million credit (4 cents per share) for the plan year ending June 30, 2000 that the Registrant expects to pay its Missouri electric customers. In total, the Registrant has recorded an estimated credit of $30 million as of March 31, 2000 for the plan year ending June 30, 2000, compared to an estimated $20 million credit recorded over the same period last year. These credits were reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ended June 30, 2000. As of March 31, 2000, the Registrant has also reflected an estimated $25 million credit it expects to pay its Missouri electric customers for the plan year ended June 30, 1999. The Registrant's proposed credit is still under review by the MoPSC staff and the Office of the Public Counsel.

The joint agreement approved by the MoPSC in its February 1997 Order approving the Merger also provided for a Missouri electric rate decrease, retroactive to September 1, 1998, based on the weather-adjusted average annual credits to customers under the Original Plan. The rate decrease was impacted by the Order issued by the MoPSC in December 1999 relating to the estimated credit for the third year of the Original Plan and a settlement reached between the Registrant, the MoPSC staff and other parties relating to the calculation of the weather-adjusted credits. Based on those results, the Registrant estimates that its Missouri electric rate decrease will be $17 million on an annualized basis. This estimate is subject to the final outcome of the above-referenced court appeal of the Order.

Note 6 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $19 million and $15 million, respectively, as of March 31, 2000 and December 31, 1999. Intercompany payables included in accounts and wages payable totaled approximately $21 million and $25 million, respectively, as of March 31, 2000 and December 31, 1999.

Also, the Registrant has the ability to borrow up to approximately $530 million from Ameren or AmerenCIPS through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At March 31, 2000, the Registrant had outstanding intercompany receivables of $142 million and $333 million available through the regulated money pool.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

     Reference is made to "Liquidity and Capital Resources" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 - Commitments and Contingencies in the Notes to Financial Statements in the Registrant's Form 10-K for the year ended December 31, 1999, for information regarding the United States Environmental Protection Agency's
(EPA) issuance in 1997 of National Ambient Air Quality Standards for ozone and particulate matter. In May 1999, the United States Court of Appeals for the District of Columbia Circuit remanded the ambient air quality standard regulations to the EPA for reconsideration. In January and February 2000, the parties to the litigation filed petitions for review before the United States Supreme Court. The Supreme Court has not decided whether to accept the case for review. At this time, the Registrant is unable to predict the ultimate impact of those revised air quality standards on its future financial condition, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        --------------------------------------------------

     At the annual meeting of stockholders of the Registrant held on April 25, 2000, the following matter was presented to the meeting for a vote and the results of such voting are as follows:

     Item (1) Election of Directors.

                                                                      Non-Voted
          Name                             For            Withheld     Brokers
          ----                             ---            --------    ---------

     Paul A. Agathen.............      104,080,301         18,457         0
     Warner L. Baxter............      104,078,764         19,815         0
     Donald E. Brandt............      104,079,864         18,807         0
     Charles W. Mueller..........      104,079,807         18,864         0
     Gary L. Rainwater...........      104,079,157         19,514         0


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K
        -------------------------------

     (a)  Exhibits.

          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended March 31, 2000.

          Exhibit 27 - Financial Data Schedule.

          The following instrument defining the rights of holders of certain unregistered long-term debt of AmerenUE has not been filed with the Securities and Exchange Commission but will be furnished upon request.



          1. Loan Agreement dated as of March 1, 2000 between AmerenUE and the State Environmental Improvement and Energy Resources Authority of the State of Missouri (EIERA) in connection with the EIERA's $186,500,000 Environmental Improvement Revenue Refunding Bonds (AmerenUE Project) ($63,500,000 Series 2000A, $63,000,000 Series
               2000B, and $60,000,000 Series 2000C) due March 1, 2035.


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


Date: May 15, 2000