Form 10-Q
period 2000-06-30
UNION ELECTRIC CO
filed 2000-08-14
CIK 100826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For Quarterly Period Ended June 30, 2000

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




Shares  outstanding of each of  registrant's  classes of common stock as of July
  31, 2000: Common Stock, $5 par value, held by Ameren Corporation (parent company of Registrant) - 102,123,834

                             Union Electric Company

                                      Index

                                                                       Page No.

Part I               Financial Information (Unaudited)

                     Management's Discussion and Analysis                  2

                     Quantitative and Qualitative Disclosures
                     About Market Risk                                     5

                     Balance Sheet
                     - June 30, 2000 and December 31, 1999                 8

                     Statement of Income
                     - Three months, six months and 12 months ended
                        June 30, 2000 and 1999                             9

                     Statement of Cash Flows
                     - Six months ended June 30, 2000 and 1999            10

                     Notes to Financial Statements                        11


Part II              Other Information                                    14

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


RESULTS OF OPERATIONS

Earnings
Second quarter 2000 earnings of $85 million increased $17 million compared to 1999 second quarter earnings. Earnings for the six months ended June 30, 2000, increased $12 million from the year ago period to $122 million. Earnings for the 12 months ended June 30, 2000 were $352 million, a $23 million increase from the preceding 12-month period. Earnings fluctuated due to many conditions, primarily: weather variations, credits to electric customers, electric rate reductions, gas rate increases, competitive market forces, sales growth, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), changes in interest expense, changes in income and property taxes, and a nonrecurring charge for a targeted employee separation plan.

The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 2000 and 1999 are detailed on the following pages.

Electric Operations
Electric Operating Revenues        Variations for periods ended June  30, 2000
                                       from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)           Three Months      Six Months      Twelve Months
                                ------------      ----------      -------------
--------------------------------------------------------------------------------
Rate variations                   $   -             $   -            $   2
Credit to customers                  (5)                5              (11)
Effect of abnormal weather           (6)              (16)             (33)
Growth and other                     39                42               91
Interchange sales                    28                83              151
--------------------------------------------------------------------------------
                                  $  56             $ 114            $ 200
--------------------------------------------------------------------------------

The $56 million increase in second quarter electric revenues compared to the year-ago quarter was primarily driven by a 30 percent increase in interchange sales due to strong marketing efforts. In addition, revenues increased due to increased residential, commercial and industrial sales, by 2 percent, 8 percent and 2 percent, respectively, offset in part by lower wholesale sales and an increase in the estimated credit to Missouri electric customers (see Note 5 under Notes to Financial Statements for further information).

Electric revenues for the first six months of 2000 increased $114 million compared to the same 1999 period. The increase in revenues was primarily due to a 60 percent increase in interchange sales due to strong marketing efforts and a decrease in the estimated credit to Missouri electric customers (see Note 5 under Notes to Financial Statements for further information). In addition, revenues increased due to increased residential, commercial and industrial sales, by 2 percent, 6 percent and 1 percent, respectively.

Electric revenues for the 12 months ended June 30, 2000 and 1999 increased $200 million compared to the prior 12-month period. The increase in revenues was primarily due to a 35 percent increase in interchange sales, coupled with a 3 percent increase in commercial sales.

Fuel and Purchased Power          Variations for periods ended June  30, 2000
                                       from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)           Three Months      Six Months      Twelve Months
                                ------------      ----------      -------------
--------------------------------------------------------------------------------
Fuel:
 Generation                       $   2             $  7              $ (7)
 Price                               (5)              (8)                1
 Generation efficiencies and other   (2)              (5)               (8)
Purchased power variation            15               68               160
--------------------------------------------------------------------------------
                                  $  10             $ 62              $146
--------------------------------------------------------------------------------


The increase in fuel and purchased power costs for the three month, six month and 12 month periods ended June 30, 2000, compared to the year ago comparable periods, was primarily due to increased purchased power resulting from higher sales volumes.

Gas Operations
Gas revenues for the quarter ended June 30, 2000 increased $5 million compared to the prior-year period primarily due to a 37 percent increase in sales to ultimate consumers.

Gas costs for the 12 months ended June 30, 2000 increased $5 million compared to the year-ago period, primarily due to higher gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses for the three and six months ended June 30, 2000 increased $5 million and $12 million, respectively, compared to the same year-ago periods primarily due to increased costs associated with the automated meter reading roll-out and professional services. Other operations expenses decreased $8 million for the 12 months ended June 30, 2000, compared to the same year-ago period primarily due to the 1998 one-time pretax charge of $18 million for a targeted separation plan.

Maintenance expenses for the three, six and 12 months ended June 30, 2000 increased $13 million, $14 million and $36 million, respectively, compared to the year-ago periods primarily due to increased power plant maintenance and tree trimming activity.

Taxes
Income taxes increased $11 million, $9 million and $11 million, for the three, six and 12 months ended June 30, 2000, respectively, due to higher pretax income.

Other tax expense decreased $8 million for the 12 months ended June 30, 2000 due primarily to a decrease in gross receipts taxes related to the Registrant's Illinois jurisdiction. This decrease is the result of the restructuring of the Illinois public utility tax whereby gross receipts taxes are no longer recorded as electric revenues and gross receipts tax expense.

Balance Sheet

The $58 million increase in trade accounts receivable and unbilled revenue at June 30, 2000, compared to the year-end, was due primarily to higher revenues in May and June 2000 compared to November and December 1999.

Changes in accounts and wages payable and other taxes accrued resulted from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $161 million for the six months ended June 30, 2000, compared to $266 million during the same 1999 period.

Cash flows used in investing activities totaled $171 million and $277 million for the six months ended June 30, 2000 and 1999, respectively. Construction expenditures for the six months ended June 30, 2000, for constructing new or improving existing facilities were $166 million. In addition, the Registrant expended $8 million for the acquisition of nuclear fuel. The Registrant received Board of Directors approval on April 25, 2000 to spend approximately $160 million on capital expenditures relating to the replacement of four steam generators at its Callaway Nuclear Plant. Installation is scheduled to be completed in 2005. The impact on anticipated 2000 capital expenditures will be insignificant.

Cash flows used in financing activities totaled $106 million for the six months ended June 30, 2000, compared to $23 million during the same 1999 period. The Registrant's principal financing activities for the period included the issuance and redemption of long-term debt and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At June 30, 2000, the Registrant had committed bank lines of credit aggregating $150 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At June 30, 2000, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2002 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused, and $113 was available at June 30, 2000. In addition, the Registrant has the ability to borrow up to approximately $525 million from Ameren or AmerenCIPS through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company, another subsidiary of Ameren. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. As of June 30, 2000, $196 million was available through the regulated money pool.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At June 30, 2000, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the six months ended June 30, 2000, included redemptions under the lease for nuclear fuel of $4 million, offset by $6 million of issuances. At June 30, 2000, $119 million was financed under the lease.

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

The Illinois Law, among other things, requires the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 6 percent of the Registrant's total sales. As of June 30, 2000, the impact of retail direct access on the Registrant's financial condition, results of operations or liquidity was immaterial. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000 and to residential customers on May 1, 2002.


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

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates through its issuance of both long-term and short-term variable-rate debt and commercial paper. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2001 as compared to 2000, the Registrant's interest expense would increase by approximately $7 million and net income would decrease by approximately $4 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt as of June 30, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percentage point over 2000. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

As of June 30, 2000, the fair value of derivative financial instruments exposed to commodity price risk was immaterial.

Equity Price Risk

The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of June 30, 2000, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.


ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years, beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of SFAS 133. Management believes that adoption of SFAS 133 will not have a material impact on the Registrant's financial position or results of operations upon adoption based on the derivative instruments that existed at June 30, 2000. However, changing market conditions, and the volume of future transactions which fall within the scope of SFAS 133, as amended, and the interpretations from the FASB's Derivative Implementation Group could change management's current assessment. As a result, SFAS 133, as amended, could increase the volatility of the Registrant's future earnings and could be material to the Registrant's financial position and results of operations upon adoption.

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


                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)


                                                                   June 30,   December 31,
ASSETS                                                              2000         1999
------                                                           ----------   ------------

Property and plant, at original cost:
   Electric                                                      $9,331,165   $9,210,122
   Gas                                                              230,897      223,789
   Other                                                             37,156       37,156
                                                                 ----------   ----------
                                                                  9,599,218    9,471,067
   Less accumulated depreciation and amortization                 4,445,047    4,320,910
                                                                 ----------   ----------
                                                                  5,154,171    5,150,157
Construction work in progress:
   Nuclear fuel in process                                           97,635       88,830
   Other                                                            108,360       92,833
                                                                 ----------   ----------
         Total property and plant, net                            5,360,166    5,331,820
                                                                 ----------   ----------
Investments and other assets:
   Nuclear decommissioning trust fund                               191,687      186,760
   Other                                                             61,396       59,748
                                                                 ----------   ----------
         Total investments and other assets                         253,083      246,508
                                                                 ----------   ----------
Current assets:
   Cash and cash equivalents                                          1,602      117,308
   Accounts receivable - trade (less allowance for doubtful
         accounts of $7,872 and $5,308, respectively)               176,017      151,399
   Unbilled revenue                                                 111,788       78,213
   Other accounts and notes receivable                               51,545       19,803
   Intercompany notes receivable                                    169,120      165,700
   Materials and supplies, at average cost -
      Fossil fuel                                                    61,154       65,292
      Other                                                          79,597       90,921
   Other                                                             19,639       19,205
                                                                 ----------   ----------
         Total current assets                                       670,462      707,841
                                                                 ----------   ----------
Regulatory assets:
   Deferred income taxes                                            600,343      600,604
   Other                                                            153,105      156,789
                                                                 ----------   ----------
         Total regulatory assets                                    753,448      757,393
                                                                 ----------   ----------
Total Assets                                                     $7,037,159   $7,043,562
                                                                 ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, 150,000,000 shares authorized -
     102,123,834 shares outstanding                              $  510,619   $  510,619
   Other paid-in capital, principally premium on
     common stock                                                   701,896      701,896
   Retained earnings                                              1,204,696    1,221,167
                                                                 ----------   ----------
         Total common stockholder's equity                        2,417,211    2,433,682
   Preferred stock not subject to mandatory redemption              155,197      155,197
   Long-term debt                                                 1,919,662    1,882,601
                                                                 ----------   ----------
         Total capitalization                                     4,492,070    4,471,480
                                                                 ----------   ----------
Current liabilities:
   Current maturity of long-term debt                                12,782       11,423
   Accounts and wages payable                                       188,721      234,845
   Accumulated deferred income taxes                                 45,607       48,139
   Taxes accrued                                                    179,355      119,699
   Other                                                            165,217      208,373
                                                                 ----------   ----------
         Total current liabilities                                  591,682      622,479
                                                                 ----------   ----------
Accumulated deferred income taxes                                 1,260,723    1,248,721
Accumulated deferred investment tax credits                         135,740      138,665
Regulatory liability                                                151,578      154,399
Other deferred credits and liabilities                              405,366      407,818
                                                                 ----------   ----------
Total Capital and Liabilities                                    $7,037,159   $7,043,562
                                                                 ==========   ==========


See Notes to Financial Statements.


                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)




                                                  Three Months Ended            Six Months Ended             Twelve MonthsEnded
                                                     June 30,                       June 30,                        June 30,
                                                 ---------------------        ---------------------         ----------------------
                                                  2000           1999          2000           1999           2000           1999
                                                  ----           ----          ----           ----           ----           ----

 OPERATING REVENUES:
    Electric                                 $   664,197    $   608,429    $ 1,183,310    $ 1,069,563    $ 2,548,764    $ 2,348,810
    Gas                                           18,095         12,787         60,172         57,704         94,446         93,164
    Other                                           --              151           --              171           --              274
                                             -----------    -----------    -----------    -----------    -----------    ------------
       Total operating revenues                  682,292        621,367      1,243,482      1,127,438      2,643,210      2,442,248

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                  179,176        168,842        351,614        289,417        718,731        572,242
       Gas                                         9,849          8,557         32,448         30,357         56,560         51,418
       Other                                     120,668        115,228        225,393        213,152        446,697        454,842
                                             -----------    -----------    -----------    -----------    -----------    ------------
                                                 309,693        292,627        609,455        532,926      1,221,988      1,078,502
     Maintenance                                  80,400         67,617        132,660        118,240        261,555        225,360
     Depreciation and amortization                67,118         64,918        134,184        130,323        259,933        261,335
     Income taxes                                 60,872         49,647         89,484         80,902        239,273        228,024
   Other taxes                                    50,196         50,266         97,911         99,868        202,584        210,612
                                             -----------    -----------    -----------    -----------    -----------    ------------
       Total operating expenses                  568,279        525,075      1,063,694        962,259      2,185,333      2,003,833

 OPERATING INCOME                                114,013         96,292        179,788        165,179        457,877        438,415

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                         1,600          2,219          2,829          4,888          5,111          7,655
    Miscellaneous, net                             2,662          1,387          5,541          2,715         14,474         12,729
                                             -----------    -----------    -----------    -----------    -----------    ------------
       Total other income and (deductions)         4,262          3,606          8,370          7,603         19,585         20,384

 INCOME BEFORE
    INTEREST CHARGES                             118,275         99,898        188,158        172,782        477,462        458,799

 INTEREST CHARGES:
    Interest                                      33,548         31,055         66,014         61,978        124,014        127,105
    Allowance for borrowed funds
       used during construction                   (2,125)        (1,826)        (3,944)        (3,608)        (7,480)        (6,235)
                                             -----------    -----------    -----------    -----------    -----------    ------------
    Net interest charges                          31,423         29,229         62,070         58,370        116,534        120,870

 NET INCOME                                       86,852         70,669        126,088        114,412        360,928        337,929

 PREFERRED STOCK DIVIDENDS                         2,205          2,205          4,409          4,409          8,817          8,817
                                             -----------    -----------    -----------    -----------    -----------    ------------

NET INCOME AFTER PREFERRED
    STOCK DIVIDENDS                          $    84,647    $    68,464    $   121,679    $   110,003    $   352,111    $   329,112
                                             ===========    ===========    ===========    ===========    ===========    ===========


See Notes to Financial Statements.


                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)




                                                           Six Months Ended
                                                               June 30,
                                                          2000         1999
                                                          ----         ----
Cash Flows From Operating:
   Net income                                          $ 126,088    $ 114,412
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    128,210      125,655
        Amortization of nuclear fuel                      18,342       21,025
        Allowance for funds used during construction      (6,773)      (8,496)
        Deferred income taxes, net                         6,725       (2,153)
        Deferred investment tax credits, net              (2,925)      (2,772)
        Changes in assets and liabilities:
           Receivables, net                              (89,935)     (39,729)
           Materials and supplies                         15,462      (18,532)
           Accounts and wages payable                    (46,124)     (59,123)
           Taxes accrued                                  59,656       71,859
           Other, net                                    (47,367)      63,718
                                                       ---------    ---------
Net cash provided by operating activities                161,359      265,864

Cash Flows From Investing:
   Construction expenditures                            (166,283)    (120,658)
   Allowance for funds used during construction            6,773        8,496
   Nuclear fuel expenditures                              (8,449)     (19,313)
   Intercompany notes receivable                          (3,420)    (145,500)
                                                       ---------    ---------
Net cash used in investing activities                   (171,379)    (276,975)

Cash Flows From Financing:
   Dividends on common
stock                                                   (138,150)    (123,161)
   Dividends on preferred stock                           (4,409)      (4,409)
   Redemptions -
         Nuclear fuel lease                               (3,933)      (7,427)
         Long-term debt                                 (186,500)          -
   Issuances -
         Nuclear fuel lease                                5,656       38,430
         Long-term debt                                  221,650       73,900
                                                       ---------    ---------
Net cash used in financing activities                   (105,686)     (22,667)

Net change in cash and cash equivalents                 (115,706)     (33,778)
Cash and cash equivalents at beginning of year           117,308       47,337
                                                       ---------    ---------
Cash and cash equivalents at end of period             $   1,602    $  13,559
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  58,958    $  58,025
   Income taxes, net                                   $  69,868    $  58,426


See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000

Note 1 - Union Electric Company (AmerenUE or the Registrant) is a subsidiary of Ameren Corporation (Ameren), which is the parent company of the following operating companies: the Registrant, Central Illinois Public Service Company (AmerenCIPS) and AmerenEnergy Generating Company, a wholly owned subsidiary of AmerenEnergy Resources Company. Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of AmerenUE and CIPSCO Incorporated (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves 1.1 million electric and 124,000 gas customers in a 24,500 square-mile area of Missouri and Illinois, including Metropolitan St. Louis.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 2000 and 1999, are not necessarily indicative of trends for any three-month, six-month or 12-month period.

Note 5 - In July 1995, the Missouri Public Service Commission (MoPSC) approved an agreement establishing contractual obligations involving the Registrant's Missouri retail electric rates. Included was a three-year experimental alternative regulation plan (the Original Plan) that ran from July 1, 1995 through June 30, 1998, which provided that earnings in those years in excess of a 12.61% regulatory return on equity (ROE) be shared equally between customers and stockholders, and earnings above a 14% ROE be credited to customers. The formula for computing the credit used twelve-month results ending June 30, rather than calendar year earnings.

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

 A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the Merger. Like the Original Plan, the New Plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE be shared equally between customers and stockholders. The New Plan also returns to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE are credited entirely to customers. The New Plan runs from July 1, 1998 through June 30, 2001. During the three months ended June 30, 2000, the Registrant recorded an estimated $5 million credit (2 cents per share) for the plan year ended June 30, 2000 that the Registrant expects to pay its Missouri electric customers. In total, the Registrant has recorded an estimated credit of $35 million (15 cents per share) as of June 30, 2000 for the plan year ended June 30, 2000, compared to an estimated $20 million credit recorded over the same period last year. These credits were reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ended June 30, 2000. As of June 30, 2000, the Registrant has also reflected an estimated $25 million credit it expects to pay its Missouri electric customers for the plan year ended June 30, 1999. The Registrant's proposed credit is still under review by the MoPSC staff and the Office of the Public Counsel.

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

Note 6 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $46 million and $15 million, respectively, as of June 30, 2000 and December 31, 1999. Intercompany payables included in accounts and wages payable totaled approximately $43 million and $25 million, respectively, as of June 30, 2000 and December 31, 1999.

Also, the Registrant has the ability to borrow up to approximately $525 million from Ameren or AmerenCIPS through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At June 30, 2000, the Registrant had outstanding intercompany receivables of $169 million and $196 million available through the regulated money pool.

Note 7- The Company's union employees are represented by the International Brotherhood of Electrical Workers and the International Union of Operating
Engineers. These employees comprise approximately 65% of the Company's workforce. New contracts with collective bargaining unit representing approximately 46% of these employees was ratified in 1999 with terms expiring in 2002. New contracts with collective bargaining units representing approximately 28% of these employees were ratified in 2000 with terms expiring in 2003. On July 27, 2000, after engaging in extensive good-faith bargaining with collective bargaining units representing approximately 26% of the Registrant's union employees, the Registrant submitted a last, best and final offer to the bargaining unit representing most of these employees for a new contract with a term expiring in 2003. The bargaining unit has until August 25, 2000 to notify the Registrant on whether the offer has been ratified by its membership. The Registrant is unable to predict whether the offer will be ratified or what action, if any, the collective bargaining unit will take in the event it is not ratified or the response of the Registrant's other union represented employees to any action by its employees. The Registrant is also unable to determine what, if any impact these labor matters could have on its future financial condition, results of operations or liquidity.

Note 8- In 1998, the Registrant joined a group of companies that support the formation of the Midwest Independent System Operator (Midwest ISO). An ISO operates, but does not own, electric transmission systems and maintains system reliability and security while alleviating certain pricing issues. The FERC conditionally approved the formation of the Midwest ISO. The Registrant is evaluating certain issues which are outstanding related to the start-up of operations of the Midwest ISO, including the final determination of revenue distribution among the Midwest ISO members. Further, the Registrant is evaluating alternatives to membership in the Midwest ISO. At this time, management has not decided its course of action relative to its transmission business and accordingly is unable to determine the impact that operation of the Midwest ISO or other alternatives will have on its financial condition, results of operations or liquidity.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     Reference is made to Note 2 - Regulatory Matters (Illinois Electric Restructuring) in the Notes to Financial Statements of the Registrant's Form 10-K for the year ended December 31, 1999, for information relating to a transmission system rate case filed by the Registrant with the Federal Energy Regulatory Commission (FERC) in August 1999. This filing was primarily designed to implement rates, terms and conditions for electric transmission service for those retail customers in Illinois who choose other suppliers as allowed under the Electric Service Customer Choice and Rate Relief Law of 1997. On May 17, 2000, the FERC issued a letter order approving a settlement of this case reached with the FERC trial staff and other interested parties.

     Reference  is  made  to  Item  1.  Legal  Proceedings  in  Part  II of  the
Registrant's Form 10-Q for the quarterly period ended March 31, 2000, for information relating to the National Ambient Air Quality Standards for ozone and particulate matter litigation. On May 22, 2000, the United States Supreme Court granted certiorari and agreed to review the United States Court of Appeals for the District of Columbia Circuit's decision to remand the ambient air quality standard regulations to the United States Environmental Protection Agency for reconsideration. At this time, the Registrant is unable to predict the ultimate impact of those revised air quality standards on its future financial condition, results of operation or liquidity.


ITEM 5.  OTHER INFORMATION
         -----------------

     Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2001 annual meeting of stockholders must be received by the Registrant by November 30, 2000.

     In addition, under the Registrant's By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. For the Registrant's 2001 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 24, 2001 or earlier than January 25, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits.

          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended June 30, 2000.

          Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K. None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNION ELECTRIC COMPANY
                                  (Registrant)


                                           By      /s/ Donald E. Brandt
                                              ------------------------------
                                                       Donald E. Brandt
                                                   Senior Vice President
                                               Finance and Corporate Services
                                                (Principal Financial Officer)


Date:  August 14, 2000