Form 10-Q
period 2000-09-30
UNION ELECTRIC CO
filed 2000-11-14
CIK 100826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended September 30, 2000

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



Shares outstanding of each of registrant's classes of common stock as of October
  31, 2000: Common Stock, $5 par value, held by Ameren Corporation (parent company of Registrant) - 102,123,834

                             Union Electric Company

                                      Index

                                                                       Page No.

Part I   Financial Information (Unaudited)

         Management's Discussion and Analysis                             2

         Quantitative and Qualitative Disclosures
         About Market Risk                                                6

         Balance Sheet
         - September 30, 2000 and December 31, 1999                       8

         Statement of Income
         - Three months, nine months and 12 months ended
            September 30, 2000 and 1999                                   9

         Statement of Cash Flows
         - Nine months ended September and 1999                          10

         Notes to Financial Statements                                   11


Part II  Other Information                                               14

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


RESULTS OF OPERATIONS

Earnings
Third quarter 2000 earnings of $202 million decreased $5 million compared to 1999 third quarter earnings. Earnings for the nine months ended September 30, 2000, increased $7 million from the year ago period to $324 million. Earnings for the 12 months ended September 30, 2000 were $347 million, a $16 million increase from the preceding 12-month period. Earnings fluctuated due to many conditions, primarily: sales growth, weather variations, credits to electric customers, electric rate reductions, gas rate increases, competitive market forces, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), changes in interest expense, changes in income and property taxes, and a nonrecurring charge for a targeted employee separation plan.

The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 2000 and 1999 are detailed on the following pages.

Electric Operations
Electric Operating Revenues     Variations for periods ended September  30, 2000
                                       from comparable prior-year periods
-----------------------------------------------------------------
(Millions of Dollars)           Three Months        Nine Months    Twelve Months
                                ------------        -----------    ------------
--------------------------------------------------------------------------------
Rate variations                $        -       $             -   $           7
Credit to customers                   (18)                  (13)            (27)
Effect of abnormal weather             (7)                  (23)            (25)
Growth and other                        8                    50              74
Interchange sales                     (16)                   67              80
--------------------------------------------------------------------------------
                               $      (33)        $           81   $         109
-------------------------------------------------------------------------------

The $33 million decrease in third quarter electric revenues compared to the year-ago quarter was primarily driven by a decrease in industrial and wholesale sales of 16 percent and 37 percent, respectively, offset in part by increased commercial sales of 9 percent. Interchange revenues declined due to lower energy prices in the third quarter compared to the prior year period. In addition, revenues declined due to an increase in the estimated credit to Missouri electric customers (see Note 5 under Notes to Financial Statements for further information).

Electric revenues for the first nine months of 2000 increased $81 million compared to the same 1999 period. The increase in revenues was primarily due to a 50 percent increase in interchange sales due to strong marketing efforts. In addition, revenues increased due to increased residential and commercial sales, by 1 percent and 7 percent, respectively. These increases were partially offset by a 5 percent and 49 percent decline in industrial and wholesale sales, respectively. In addition, revenues declined due to an increase in the estimated credit to Missouri electric customers (see Note 5 under Notes to Financial Statements for further information).

Electric revenues for the 12 months ended September 30, 2000 and 1999 increased $109 million compared to the prior 12-month period. The increase in revenues was primarily due to a 35 percent increase in interchange sales, coupled with a 8 percent increase in commercial sales.

Fuel and Purchased Power    Variations for periods ended September  30, 2000
                                 from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                  Three Months   Nine Months  Twelve Months
                                       ------------   -----------  -------------
--------------------------------------------------------------------------------
Fuel:
     Generation                         $   5         $      13        $   4
     Price                                 (7)              (16)         (10)
     Generation efficiencies and other      -                (4)          (7)
Purchased power variation                 (28)               39           81
--------------------------------------------------------------------------------
                                       $  (30)         $     32           68
--------------------------------------------------------------------------------


The $30 million decrease in fuel and purchased power for the three-months ended September 30, 2000, compared to the year ago period, was driven by decreased purchased power, coupled with lower fuel and purchased power prices.

The increase in fuel and purchased power costs for the nine-month and 12-month periods ended September 30, 2000, compared to the year ago comparable periods, was primarily due to increased purchased power resulting from higher sales volumes, offset in part by lower fuel prices.

Gas Operations
Gas revenues for the nine-months ended September 30, 2000 increased $3 million compared to the prior-year period primarily due to higher gas costs.

Gas costs for the three, nine and 12 months ended September 30, 2000 increased $3 million, $5 million and $6 million, respectively, compared to the year-ago periods, primarily due to higher gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses for the nine-months ended September 30, 2000 increased $12 million, compared to the same year-ago period primarily due to increased costs associated with the automated meter reading roll-out and increased professional services, partially offset by lower employee benefits, resulting from a change in actuarial assumptions. Other operations expenses decreased $8 million for the 12 months ended September 30, 2000, compared to the same year-ago period primarily due to the 1998 one-time pretax charge of $18 million for a targeted separation plan.

Maintenance expenses for the three, nine and 12 months ended September 30, 2000 increased $4 million, $19 million and $33 million, respectively, compared to the year-ago periods primarily due to increased scheduled power plant maintenance and tree trimming activity.

Taxes
Income taxes decreased $5 million for the third quarter due to lower pretax income.

Income taxes increased $4 million and $2 million, for the nine and 12 months ended September 30, 2000, respectively, due to higher pretax income.

Other Income and Deductions
The variation in miscellaneous, net for the three, nine and 12 months ended September 30, 2000, compared to the year ago periods is primarily due to prior period write-offs of certain non-regulated investments.

Balance Sheet

The $70 million increase in trade accounts receivable and unbilled revenue at September 30, 2000, compared to the year-end, was due primarily to higher revenues in August and September 2000 compared to November and December 1999.

Changes in accounts and wages payable and other taxes accrued resulted from the timing of various payments to taxing authorities and suppliers.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $652 million for the nine months ended September 30, 2000, compared to $639 million during the same 1999 period.

Cash flows used in investing activities totaled $224 million and $260 million for the nine months ended September 30, 2000 and 1999, respectively. Construction expenditures for the nine months ended September 30, 2000, for constructing new or improving existing facilities were $230 million. In addition, the Registrant expended $12 million for the acquisition of nuclear fuel. The Registrant received approval of Ameren's Board of Directors on April 25, 2000 to spend approximately $160 million on capital expenditures relating to the replacement of four steam generators at its Callaway Nuclear Plant. Installation is scheduled to be completed in 2005. The impact on anticipated 2000 capital expenditures will be insignificant.

Cash flows used in financing activities totaled $367 million for the nine months ended September 30, 2000, compared to $149 million during the same 1999 period. The Registrant's principal financing activities for the period included the issuance and redemption of long-term debt and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans and commercial paper (maturities generally within 1 to 45 days). At September 30, 2000, the Registrant had committed bank lines of credit aggregating $150 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At September 30, 2000, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2002 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and available at September 30, 2000. In addition, the Registrant has the ability to borrow up to approximately $525 million from Ameren or AmerenCIPS through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company, another subsidiary of Ameren. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. As of September 30, 2000, $59 million was available through the regulated money pool.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At September 30, 2000, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the nine months ended September 30, 2000, included redemptions under the lease for nuclear fuel of $8 million, offset by $7 million of issuances. At September 30, 2000, $116 million was financed under the lease.

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


RATE MATTERS

On October 17, 2000, the Missouri Public Service Commission (MoPSC) approved a $4.2 million annual rate increase for natural gas service in AmerenUE's Missouri jurisdiction. The rate increase became effective on November 1, 2000.

With respect to the Registrant's current electric three-year experimental alternative regulation plan, in November 2000, the MoPSC approved a stipulation and agreement of the parties regarding the credit to be paid by the Registrant to its Missouri electric customers for the plan year ended June 30, 1999. Based on the provisions of the stipulation and agreement, the credit to be paid to electric customers for the plan year ended June 30, 1999 will approximate $22 million.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.

In September 2000, the Registrant and its affiliate, AmerenCIPS, filed a request with the Illinois Commerce Commission (ICC) seeking authorization to transfer its Illinois-based electric and natural gas business and its Illinois-based distribution and transmission assets and personnel to AmerenCIPS. The distribution and transmission assets and related liabilities will be transferred from AmerenUE to AmerenCIPS at historical net book value of approximately $101 million. In connection with this transaction, the Registrant will receive from AmerenCIPS an intercompany note receivable of approximately $50 million. The balance of the assets will be transferred to AmerenCIPS in the form of a capital contribution. In October 2000, the Registrant filed a request with the MoPSC for approval of this transfer. The transfer is also subject to regulatory filings and approvals of the Federal Energy Regulatory Commission (FERC) and the Securities Exchange Commission.

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

The Illinois Law, among other things, requires the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 6 percent of the Registrant's total sales. As of September 30, 2000, the impact of retail direct access on the Registrant's financial condition, results of operations or liquidity was immaterial. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000 and to residential customers on May 1, 2002.

MIDWEST ISO

On November 9, 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to become a member of the Alliance Regional Transmission Organization (Alliance RTO), pending the necessary regulatory approvals. The Alliance RTO, including its rate structure, is still subject to approval by the FERC. Accordingly, the Registrant is currently unable to determine the impact that operation of the Alliance RTO, or the withdrawal from the Midwest ISO, will have on its financial condition, results of operations or liquidity.

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

If interest rates increase one percentage point in 2001 as compared to 2000, the Registrant's interest expense would increase by approximately $6 million and net income would decrease by approximately $3 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt as of September 30, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percentage point over 2000. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and electricity. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has Purchased Gas Adjustment Clauses (PGA) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

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

As of September 30, 2000, the fair value of derivative financial instruments exposed to commodity price risk was immaterial.

Equity Price Risk

The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of September 30, 2000, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.


ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years, beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of SFAS 133. Management believes that adoption of SFAS 133 will not have a material impact on the Registrant's financial position or results of operations upon adoption based on the derivative instruments that existed at September 30, 2000. However, changing market conditions, and the volume of future transactions which fall within the scope of SFAS 133, as amended, and the interpretations from the FASB's Derivative Implementation Group could change management's current assessment. As a result, SFAS 133, as amended, could increase the volatility of the Registrant's future earnings and could be material to the Registrant's financial position and results of operations upon adoption.

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


                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)



                                                              September 30,  December 31,
ASSETS                                                            2000           1999
------                                                        -------------  ------------
Property and plant, at original cost:
   Electric                                                      $9,400,524   $9,210,122
   Gas                                                              234,148      223,789
   Other                                                             37,139       37,156
                                                                 ----------   ----------
                                                                  9,671,811    9,471,067
   Less accumulated depreciation and amortization                 4,518,530    4,320,910
                                                                 ----------   ----------
                                                                  5,153,281    5,150,157
Construction work in progress:
   Nuclear fuel in process                                          100,975       88,830
   Other                                                             99,494       92,833
                                                                 ----------   ----------
         Total property and plant, net                            5,353,750    5,331,820
                                                                 ----------   ----------
Investments and other assets:
   Nuclear decommissioning trust fund                               194,294      186,760
   Other                                                             61,837       59,748
                                                                 ----------   ----------
         Total investments and other assets                         256,131      246,508
                                                                 ----------   ----------
Current assets:
   Cash and cash equivalents                                        178,786      117,308
   Accounts receivable - trade (less allowance for doubtful
         accounts of $7,990 and $5,308, respectively)               230,710      151,399
   Unbilled revenue                                                  69,146       78,213
   Other accounts and notes receivable                               39,503       19,803
   Intercompany notes receivable                                    158,050      165,700
   Materials and supplies, at average cost -
      Fossil fuel                                                    64,012       65,292
      Other                                                          81,317       90,921
   Other                                                             19,101       19,205
                                                                 ----------   ----------
         Total current assets                                       840,625      707,841
                                                                 ----------   ----------
Regulatory assets:
   Deferred income taxes                                            600,069      600,604
   Other                                                            149,825      156,789
                                                                 ----------   ----------
         Total regulatory assets                                    749,894      757,393
                                                                 ----------   ----------
Total Assets                                                     $7,200,400   $7,043,562
                                                                 ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, 150,000,000 shares authorized -
     102,123,834 shares outstanding                              $  510,619   $  510,619
   Other paid-in capital, principally premium on
     common stock                                                   701,896      701,896
   Retained earnings                                              1,337,505    1,221,167
                                                                 ----------   ----------
         Total common stockholder's equity                        2,550,020    2,433,682
   Preferred stock not subject to mandatory redemption              155,197      155,197
   Long-term debt                                                 1,729,845    1,882,601
                                                                 ----------   ----------
         Total capitalization                                     4,435,062    4,471,480
                                                                 ----------   ----------
Current liabilities:
   Current maturity of long-term debt                                12,653       11,423
   Accounts and wages payable                                       249,251      234,845
   Accumulated deferred income taxes                                 37,963       48,139
   Taxes accrued                                                    258,142      119,699
   Other                                                            188,731      208,373
                                                                 ----------   ----------
         Total current liabilities                                  746,740      622,479
                                                                 ----------   ----------
Accumulated deferred income taxes                                 1,309,606    1,248,721
Accumulated deferred investment tax credits                         134,337      138,665
Regulatory liability                                                150,110      154,399
Other deferred credits and liabilities                              424,545      407,818
                                                                 ----------   ----------
Total Capital and Liabilities                                    $7,200,400   $7,043,562
                                                                 ==========   ==========

See Notes to Financial Statements.



                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)




                                                  Three Months Ended            Nine Months Ended             Twelve Months Ended
                                                    September 30,                 September 30,                   September 30,
                                             ---------------------------  ----------------------------     ------------------------
                                                  2000           1999           2000           1999            2000         1999
                                                  ----           ----           ----           ----            ----         ----

 OPERATING REVENUES:
    Electric                                 $   862,691    $   895,308    $ 2,046,001    $ 1,964,871      $2,516,147   $2,407,220
    Gas                                           11,173         10,542         71,345         68,246          95,077       94,242
    Other                                           --             --             --              171            --            199
                                             -----------    -----------    -----------    -----------      ----------   ----------
       Total operating revenues                  873,864        905,850      2,117,346      2,033,288       2,611,224    2,501,661

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                  193,152        223,194        544,766        512,611        688,689        620,826
       Gas                                        10,356          7,779         42,804         38,136         59,137         52,721
       Other                                     124,644        125,041        350,037        338,193        446,300        454,562
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                                 328,152        356,014        937,607        888,940      1,194,126      1,128,109
     Maintenance                                  56,057         51,887        188,717        170,127        265,725        232,562
     Depreciation and amortization                67,715         66,594        201,899        196,917        261,054        262,591
     Income taxes                                130,989        135,952        220,473        216,854        234,310        232,522
     Other taxes                                  62,826         59,696        160,737        159,564        205,714        205,493
                                             -----------    -----------    -----------    -----------    -----------    -----------
       Total operating expenses                  645,739        670,143      1,709,433      1,632,402      2,160,929      2,061,277

 OPERATING INCOME                                228,125        235,707        407,913        400,886        450,295        440,384

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                         1,250          1,149          4,079          6,037          5,212          7,652
    Miscellaneous, net                             4,475          1,933         10,016          4,648         17,016         11,510
                                             -----------    -----------    -----------    -----------    -----------    -----------
       Total other income and (deductions)         5,725          3,082         14,095         10,685         22,228         19,162

 INCOME BEFORE
    INTEREST CHARGES                             233,850        238,789        422,008        411,571        472,523        459,546

 INTEREST CHARGES:
    Interest                                      31,846         31,769         97,860         93,747        124,091        126,135
    Allowance for borrowed funds
       used during construction                   (2,083)        (1,707)        (6,027)        (5,315)        (7,856)        (6,694)
                                             -----------    -----------    -----------    -----------    -----------    -----------
    Net interest charges                          29,763         30,062         91,833         88,432        116,235        119,441

 NET INCOME                                      204,087        208,727        330,175        323,139        356,288        340,105

 PREFERRED STOCK DIVIDENDS                         2,204          2,204          6,613          6,613          8,817          8,817
                                             -----------    -----------    -----------    -----------    -----------    -----------

NET INCOME AFTER PREFERRED
    STOCK DIVIDENDS                          $   201,883    $   206,523    $   323,562    $   316,526    $   347,471    $   331,288
                                             ===========    ===========    ===========    ===========    ===========    ===========

See Notes to Financial Statements.



                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)




                                                          Nine Months Ended
                                                            September 30,
                                                          2000         1999
                                                          ----         ----
Cash Flows From Operating:
   Net income                                           $330,175     $323,139
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    192,937      189,914
        Amortization of nuclear fuel                      27,714       30,823
        Allowance for funds used during construction     (10,106)     (11,352)
        Deferred income taxes, net                         6,913       (5,638)
        Deferred investment tax credits, net              (4,328)      (4,158)
        Changes in assets and liabilities:
           Receivables, net                              (89,944)     (99,984)
           Materials and supplies                         10,884      (14,990)
           Accounts and wages payable                     14,406
                                                                      (41,745)
           Taxes accrued                                 138,443      171,685
           Credit to customers                           (18,507)      36,597
           Other, net                                     53,842       64,650
                                                       ---------    ---------
Net cash provided by operating activities                652,429      638,941

Cash Flows From Investing:
   Construction expenditures                            (230,023)    (173,160)
   Allowance for funds used during construction           10,106       11,352
   Nuclear fuel expenditures                             (11,691)     (19,662)
   Intercompany notes receivable                           7,650      (78,800)
                                                       ---------    ---------
Net cash used in investing activities                   (223,958)    (260,270)

Cash Flows From Financing:
   Dividends on common stock                            (207,224)    (191,380)
   Dividends on preferred stock                           (6,613)      (6,613)
   Redemptions -
         Nuclear fuel lease                               (8,276)     (11,332)
         Long-term debt                                 (338,650)        --
   Issuances -
         Nuclear fuel lease                                7,270       60,045
         Long-term debt                                  186,500         --
                                                       ---------    ---------
Net cash used in financing activities                   (366,993)    (149,280)

Net change in cash and cash equivalents                   61,478      229,391
Cash and cash equivalents at beginning of year           117,308      47,337
                                                       ---------    ---------
Cash and cash equivalents at end of period             $ 178,786    $ 276,728
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  80,537    $  77,288
   Income taxes, net
                                                       $ 114,548    $ 120,186

See Notes to Financial Statements.


UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000

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

Note 3 - In the opinion of the Registrant the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. The Registrant's financial statements were prepared to permit the information required in the Financial Data Schedule (FDS), Exhibit 27, to be directly extracted from the filed statements. The FDS amounts correspond to or are calculable from the amounts reported in the financial statements or notes thereto.

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 2000 and 1999, are not necessarily indicative of trends for any three-month, nine-month or 12-month period.

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

A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the Merger. Like the Original Plan, the New Plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE be shared equally between customers and stockholders. The New Plan also returns to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE are credited entirely to customers. The New Plan runs from July 1, 1998 through June 30, 2001. At September 30, 2000, the Registrant has recorded estimated credits that the Registrant expects to pay its Missouri electric customers of $20 million, $35 million and $25 million for the plan years ended June 30, 2001, June 30, 2000, and June 30, 1999, respectively. During the three months ended September 30, 2000, the Registrant recorded an estimated credit of $20 million (8 cents per share) for the plan year ended June 30, 2001. No credits under the New Plan were recorded during the same period last year. For the nine months ended September 30, 2000, the Registrant recorded estimated, credits, in total of $35 million (15 cents per share) for plan year under the New Plan compared to $30 million (12 cents per share) in the prior period. These credits were reflected as a reduction in electric revenues. The final amount of the credits will depend on several factors, including the Registrant's earnings for the respective 12 months ended June 30.

In November 2000, the MoPSC approved a stipulation and agreement of the parties regarding the credit to be paid by the Registrant to its Missouri electric customers for the plan year ended June 30, 1999. Based on the provisions of the stipulation and agreement, the credit to be paid to electric customers for the plan year ended June 30, 1999 will approximate $22 million.

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

Note 6 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $33 million and $15 million, respectively, as of September 30, 2000 and December 31, 1999. Intercompany payables included in accounts and wages payable totaled approximately $102 million and $25 million, respectively, as of September 30, 2000 and December 31, 1999.

Also, the Registrant has the ability to borrow up to approximately $525 million from Ameren or AmerenCIPS through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At September 30, 2000, the Registrant had outstanding intercompany receivables of $158 million and $196 million available through the regulated money pool.

Note 7- The Registrant's union employees are represented by the International Brotherhood of Electrical Workers and the International Union of Operating
Engineers. These employees comprise approximately 65% of the Company's workforce. New contracts with collective bargaining units representing approximately 46% of these employees were ratified in 1999 with terms expiring in 2002. New contracts with collective bargaining units representing approximately 28% of these employees were ratified in 2000 with terms expiring in 2003. In August 2000, the remaining collective bargaining units representin approximately 26% of the Registrant's union employees, ratified the Registrant's last, best and final offer for a new contract with a term expiring in 2003.

Note 8- On November 9, 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator and to become a member of the
Alliance Regional Transmission Organization (Alliance RTO), pending the necessary regulatory approvals. The Alliance RTO, including its rate structure, is still subject to approval by the FERC. Accordingly, the Registrant is currently unable to determine the impact that operation of the Alliance RTO, or the withdrawal from the Midwest ISO, will have on its financial condition, results of operations or liquidity.

Note 9- In September 2000, the Registrant filed a request with the Illinois Commerce Commission (ICC) seeking authorization to transfer its Illinois-based electric and natural gas business and its Illinois-based distribution and transmission assets and personnel to AmerenCIPS. The distribution and transmission assets and related liabilities will be transferred from AmerenUE to AmerenCIPS at historical net book value of approximately $101 million. In connection with this transaction, the Registrant will receive from AmerenCIPS an intercompany note receivable of approximately $50 million. The balance of the assets will be transferred to AmerenCIPS in the form of a capital contribution. In October 2000, the Registrant filed a request with the MoPSC for approval of this transfer. The transfer is also subject to regulatory filings and approvals of the Federal Energy Regulatory Commission (FERC) and the Securities Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

On June 23, 2000, the United States Environmental Protection Agency (EPA) notified the Registrant and numerous other companies that certain properties in Sauget, Illinois, may contain soil and groundwater contamination. From approximately 1926 until 1976, the Registrant operated a power generating facility and currently owns and operates electric transmission facilities in the area. The Registrant has joined with nine other companies to perform an investigation of soil and groundwater conditions in the area and is currently negotiating with the EPA the terms of an Administrative Order on Consent that provides for the performance of such work. The investigation process should take approximately two years. At this time, the Registrant is unable to predict the ultimate impact of the Sauget site on its future financial condition, results of operations or liquidity.

On September 25, 2000, the United States Department of
Justice was granted leave by the United States District Court - Southern District of Illinois to add numerous additional parties, including the
Registrant, to a pre-existing lawsuit between the government and Monsanto Chemical Company and others. The government seeks recovery of response costs under the Comprehensive Environmental Response Compensation Liability Act of 1980 (commonly known as CERCLA or Superfund), incurred in connection with an Illinois Superfund site referred to as Dead Creek. The Registrant owns a transmission line which traverses the creek. The Registrant believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or liquidity.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

          (a)  Exhibits.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended September 30, 2000.

               Exhibit 27 - Financial Data Schedule.

          (b)  Reports on Form 8-K. None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNION ELECTRIC COMPANY
                                  (Registrant)


                                       By  /S/ Donald E. Brandt
                                           ----------------------
                                             Senior Vice President
                                        Finance and Corporate Services
                                         (Principal Financial Officer)


Date:  November 14, 2000