Form 10-K405
period 2000-12-31
UNION ELECTRIC CO
filed 2001-03-30
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the transition period from to .

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

        Aggregate market value of voting stock held by non-affiliates as of March 8, 2001 , based on closing prices most recently available as reported in The Wall Street Journal (excluding Preferred Stock for which quotes are not publicly available): $42,721,795.

        Shares of Common Stock,  $5 par value,  outstanding as of March 8, 2001:
102,123,834 shares (all owned by Ameren Corporation).

                      Documents incorporated by references.

        Portions of the registrant's definitive proxy statement for the 2001 annual meeting are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1 -  Business
              General.....................................................   1
              Capital Program and Financing...............................   1
              Rates.......................................................   2
              Fuel Supply for Electric Generating Facilities..............   2
              Regulation..................................................   3
              Industry Issues.............................................   4
Item 2  -  Properties.....................................................   4
Item 3  -  Legal Proceedings..............................................   6
Item 4  -  Submission of Matters to a Vote of Security Holders<F1>

Executive Officers of the Registrant (Item 401(b) of Regulation S-K)......   7

PART II

Item 5  -  Market for Registrant's Common Equity and Related
                    Stockholder Matters...................................    7
Item 6  -  Selected Financial Data........................................    7
Item 7  -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.............................    8
Item 7A -  Quantitative and Qualitative Disclosures about Market Risk.....   17
Item 8  -  Financial Statements and Supplementary Data....................   19
Item 9  -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure<F1>

PART III

Item 10 -  Directors and Executive Officers of the Registrant<F2>.........   38
Item 11 -  Executive Compensation<F2>.....................................   38
Item 12 -  Security Ownership of Certain Beneficial Owners
                    and Management<F2>....................................   38
Item 13 -  Certain Relationships and Related Transactions<F2>.............   38

PART IV

Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K.  39

SIGNATURES     ...........................................................   41
EXHIBITS       ...........................................................   42

[FN]
<F1> Not applicable and not included herein.
<F2> Incorporated herein by reference.

                                      PART I

ITEM    1.    BUSINESS.

                                     GENERAL

               Union Electric Company (AmerenUE or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company which is registered under the Public Utility Holding Company Act of 1935. On December 31, 1997, the Registrant and CIPSCO Incorporated (CIPSCO) combined with the result that the common shareholders of the Registrant and CIPSCO became the common shareholders of Ameren, and Ameren became the owner of 100% of the common stock of the Registrant and CIPSCO's operating subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (the Merger). Since the Merger, Ameren has formed a number of other subsidiaries including AmerenEnergy, Inc. which serves as an energy trading and marketing agent for the Registrant and Ameren Services Company which provides shared support services to the Registrant. For additional information on the Registrant's business organization, see Note 1 to the "Notes to Financial Statements" under Item 8 herein.

               The Registrant, incorporated in Missouri in 1922, is successor to a number of companies, the oldest of which was organized in 1881. The Registrant is the largest electric utility in the State of Missouri and supplies electric service in territories in Missouri and Illinois having an estimated population of 2,600,000 within an area of approximately 24,500 square miles, including the greater St. Louis area. Retail gas utility service is supplied in 90 Missouri communities and in the City of Alton, Illinois and vicinity. The Registrant supplies electric service to about 1.2 million customers and natural gas service to about 125,000 customers.

               For the year 2000, 95% of total operating revenues was derived from the sale of electric energy and 5% from the sale of natural gas. Electric operating revenues as a percentage of total operating revenues in 1999 and 1998 were 96%.

               The Registrant employed 4,195 persons at December 31, 2000. For information on labor agreements, see Note 12 to the "Notes to Financial Statements" under Item 8 herein.

               For additional information regarding the Registrant's business operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and "Financial Statements and Supplementary Data" under Item 8 herein.


                          CAPITAL PROGRAM AND FINANCING

               For information on the Registrant's capital program, external cash sources and intercompany borrowings, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 3, 6, 8, 9 and 12 to the "Notes to Financial Statements" under Item 8 herein.

               Financing Restrictions. Under the most restrictive earnings test contained in the Registrant's Indenture of Mortgage and Deed of Trust (Mortgage) relating to its First Mortgage Bonds (Bonds), no Bonds may be issued (except in certain refunding operations) unless the Registrant's net earnings available for interest after depreciation for 12 consecutive months within the 15 months preceding such issuance are at least two times annual interest charges on all Bonds and prior lien bonds then outstanding and to be issued (all calculated as provided in the Mortgage). Such ratio for the 12 months ended December 31, 2000 was 8.4, which would permit the Registrant to issue an additional $3.3 billion of Bonds (8% annual interest rate assumed). Additionally, the Mortgage permits issuance of new bonds up to (a) 60% of defined property additions, or (b) the amount of previous bonds retired or to be retired, or

(c) the amount of cash put up for such purpose. At December 31, 2000, the aggregate amount of Bonds issuable under (a) and (b) above was approximately $2.7 billion.

               The Registrant's Restated Articles of Incorporation restrict the Registrant from selling Preferred Stock unless its net earnings for a period of 12 consecutive months within 15 months preceding such sale are at least two and one-half times the annual dividend requirements on its Preferred Stock then outstanding and to be issued. Such ratio for the 12 months ended December 31, 2000 was 39.7, which would permit the Registrant to issue an additional $1.6 billion stated value of Preferred Stock (8% annual dividend rate assumed). Certain other financing arrangements require the Registrant to obtain prior consents to various actions by the Registrant, including any future borrowings, except for permitted financings such as borrowings under revolving credit agreements, the nuclear fuel lease, unsecured short-term borrowings (subject to certain conditions), and the issuance of additional Bonds.


                                      RATES

               For the year 2000, approximately 82%, 6%, and 12% of the Registrant's electric operating revenues were based on rates regulated by the Missouri Public Service Commission (MoPSC), the Illinois Commerce Commission
(ICC), and the Federal Energy Regulatory Commission (FERC) of the U. S. Department of Energy, respectively. For information on rate matters in these jurisdictions, see "Results of Operations", "Rate Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 13 to the "Notes to Financial Statements" under Item 8 herein.


                 FUEL SUPPLY FOR ELECTRIC GENERATING FACILITIES


Cost of Fuels                                                              Year
-------------                             ------------------------------------------------------------------------------
                                             2000           1999             1998           1997           1996
Per Million BTU     - Coal                  96.004(cent)   100.685(cent)   100.015(cent)   105.600(cent)  112.250(cent)
                    - Nuclear               40.269(cent)    46.552(cent)    48.803(cent)    47.472(cent)   47.499(cent)
                    - System                84.213(cent)    89.833(cent)    90.378(cent)    92.816(cent)   96.596(cent)

Per kWh of Steam Generation                   .892(cent)      .958(cent)      .968(cent)      .979(cent)    1.024(cent)



               Oil and Gas. The actual and prospective use of such fuels for utility electric generation purposes is minimal, and the Registrant has not experienced and does not expect to experience difficulty in obtaining adequate supplies.

              Coal. Because of uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns and other factors, the Registrant has a policy of maintaining coal inventory consistent with its expected burn practices. Recently, the Registrant has experienced some delays in its coal deliveries due to certain transportation and operating constraints in the system. The Registrant is working closely with the transportation companies and monitoring its operating practices in order to maintain adequate levels of coal inventory for future operating purposes.

             Nuclear.The components of the nuclear fuel cycle required for nuclear generating units are as follows: (1) uranium; (2) conversion of uranium into uranium hexafluoride; (3) enrichment of uranium hexafluoride;
(4) conversion of enriched uranium hexafluoride into uranium dioxide and the fabrication into nuclear fuel assemblies; and (5) disposal and/or reprocessing of spent nuclear fuel.

               The Registrant has agreements and/or inventories to fulfill its Callaway Nuclear Plant needs for uranium, enrichment, fabrication and conversion services through 2002. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires refueling at 18-month intervals, and refuelings are presently scheduled for the spring of 2001 and the fall of 2002.

               Under the Nuclear Waste Policy Act of 1982, the U. S. Department of Energy (DOE) is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per nuclear generated kilowatt-hour sold for future disposal of spent fuel. Electric utility rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Registrant has sufficient storage capacity at the Callaway site until 2020 and has the capability for additional storage capacity through the licensed life of the plant in 2024. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of Callaway Plant.

               For additional information on the Registrant's "Fuel Supply", see "Results of Operations", "Liquidity and Capital Resources", "Market Risk Related to Financial Instruments and Commodity Instruments" and "Effects of Inflation and Changing Prices" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 12 and 13 to the "Notes to Financial Statements" under Item 8 herein.


                                   REGULATION

               General Matters. The Registrant is subject to regulation by the Securities and Exchange Commission (SEC) and, as a subsidiary of Ameren, is subject to the provisions of the Public Utility Holding Company Act of 1935. The Registrant is subject to regulation by the MoPSC and the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. The Registrant is also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, mergers, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the SEC.

               For information on regulatory matters in these jurisdictions, including the current status of electric utility restructuring in Illinois and Missouri, see "Liquidity and Capital Resources", "Rate Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Note 2 to the "Notes to Financial Statements" under Item 8 herein.

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

               Environmental Matters. The Registrant, in certain of its operations is subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment, including the identification, generation, storage, handling, transportation, disposal, record keeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials, safety and health standards, and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants. Failure to comply with those statutes or regulations could have material adverse effects on the Registrant, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring the Registrant into compliance. The Registrant is in material compliance with existing regulations.

               See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Note 12 to the "Notes to Financial Statements" under Item 8 herein for a discussion of environmental matters.


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

               For additional information on certain of these issues, see "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 12 to the "Notes to Financial Statements" under Item 8 herein.

ITEM    2.    PROPERTIES.

               For  information  on  the   Registrant's   principal   properties
including electric transmission assets, planned additions or replacements and proposed Illinois property transfer, see "Results of Operations", "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 herein and Notes 2 and 12 to the "Notes to  Financial  Statements"  under
Item 8 herein.

               The Registrant is a member of one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply - MAIN (Mid-America Interconnected Network) operating primarily in Wisconsin, Michigan, Illinois and Missouri. The Registrant's bulk power system is operated as an Ameren-wide control area and transmission system under the FERC-approved amended joint dispatch agreement between the Registrant and its Illinois-based affiliates, AmerenEnergy Generating Company (Generating Company) and AmerenCIPS. AmerenCIPS transferred all of its generating assets to Generating Company on May 1, 2000 in conjunction with Illinois' electric utility restructuring legislation, called The Electric Service Customer Choice and Rate Relief Law of 1997. The amended joint dispatch agreement provides a basis upon which AmerenUE and Generating Company can participate in the coordinated operation of Ameren's transmission facilities with their generating facilities in order to achieve economies consistent with the provision of reliable electric service and an equitable sharing of the benefits and costs of that coordinated operation. Ameren has more than 30 interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others.

               The Registrant owns 40% of the capital stock of Electric Energy, Inc. ("EEI"), and its affiliate, AmerenCIPS, owns 20% of such stock. The balance is held by two other sponsoring com- panies -- Kentucky Utilities Company and Dynegy Midwest Generation, Inc. EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

               As of December 31, 2000, the Registrant owned approximately 3,500 circuit miles of electric transmission lines. The Registrant also owned 2,800 miles of gas mains and three propane-air gas plants used to supplement the available pipeline supply of natural gas during periods of abnormally high demands. Other properties of the Registrant include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

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

               The following table sets forth information with respect to the Registrant's generating facilities and capability at the time of the expected 2001 peak. The Registrant is considering proposals to purchase 450 megawatts of additional capacity and energy for the expected 2001 peak.

    Energy                                                    Gross Kilowatt
    Source         Plant            Location              Installed Capability
   -------        -------          ----------            ----------------------
    Coal       Labadie          Franklin County, MO               2,414,000
               Rush Island      Jefferson County, MO              1,224,000
               Sioux            St. Charles County, MO            1,006,000
               Meramec          St. Louis County, MO                892,000
                                                                 ----------
                                           Total Coal             5,536,000

    Nuclear    Callaway         Callaway County, MO               1,174,000

    Hydro      Osage            Lakeside, MO                        212,000
               Keokuk           Keokuk, IA                          126,000
                                                                 ----------
                                           Total Hydro              338,000

    Oil and    Venice           Venice, IL                          368,000
    Natural    Other            Various                             434,000*
    Gas                                    Total Oil and         ----------
                                             Natural Gas            802,000
    Pumped-
    storage    Taum Sauk        Reynolds County, MO                 440,000
                                                                 ----------
                                                  TOTAL           8,290,000**
                                                                 ==========

   * Includes 53,000 gross kilowatt installed capability of a new combustion turbine generator placed into service in 2000.

  **  Excludes  gross  kilowatt  installed   capability  of  generating
facilities owned by EEI, of which AmerenUE is a 40% owner.

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

               For additional information on legal and administrative proceedings, see "Liquidity and Capital Resources", "Rate Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 12 to the "Notes to Financial Statements" under Item 8 herein.

                  _____________________________________

               Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in the Alliance RTO; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant construction, installation and performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF REGULATION S-K:

                        Age At                                Date First Elected
         Name          12/31/00   Present Position               or Appointed
Charles W. Mueller         62     President,                          7/1/93
                                  Chief Executive Officer             1/1/94
                                  and Director                       6/11/93
Donald E. Brandt           46     Senior Vice President               7/1/88
                                  and Director                       4/28/98
Daniel F. Cole             47     Senior Vice President              7/12/99
Garry L. Randolph          52     Senior Vice President             10/16/00
Thomas R. Voss             53     Senior Vice President               6/1/99
Ronald D. Affolter         47     Vice President                    10/16/00
Warner L. Baxter           39     Vice President,                     5/1/98
                                  Controller and                      8/1/96
                                  Director                           4/22/99
William J. Carr            63     Vice President                     10/1/88
Michael J. Montana         54     Vice President                      7/1/88
Charles D. Naslund         48     Vice President                      2/1/99
William C. Shores          62     Vice President                      7/1/88
Steven R. Sullivan         40     Vice President, General Counsel     7/1/98
                                  and Secretary                       9/1/98
Jerre E. Birdsong          46     Treasurer                           7/1/93

All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders held in April. Except for Mr. Sullivan, each of the above-named executive officers has been employed by the Registrant for more than five years in executive or management positions. Mr. Sullivan was previously employed by Anheuser Busch Companies, Inc.

                                     PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no market for the Registrant's Common Stock since all shares are owned by its parent, Ameren.


ITEM    6.    SELECTED FINANCIAL DATA.

For the Years Ended
December 31 (In Thousands)                  2000           1999          1998            1997          1996
-------------------------                   ----           ----          ----            ----          ----
Operating revenues                       $2,718,526     $2,527,166     $2,382,071    $2,287,333     $2,260,364
Operating income                            452,237        443,268        428,183       448,827        428,314
Net income                                  353,011        349,252        320,070       301,655        304,876
Preferred stock dividends                     8,817          8,817          8,817         8,817         13,249
Net income after preferred
  stock dividends                           344,194        340,435        311,253       292,838        291,627
Common stock dividends                      207,224        328,674        259,599       259,395        256,331
As of December 31,
Total assets                             $7,116,126     $7,043,562     $6,829,864    $6,802,285     $6,870,809
Long-term debt                            1,760,439      1,882,601      1,674,311     1,846,482      1,798,671
Total common stockholder's equity         2,570,652      2,433,682      2,424,125     2,387,454      2,354,801

                                      -7-

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

RESULTS OF OPERATIONS

Earnings
Earnings for 2000, 1999, and 1998 were $344 million, $340 million, and $311 million, respectively. Earnings fluctuated due to many conditions, primarily: sales growth, weather variations, credits to electric customers, electric rate reductions, gas rate increases, competitive market forces, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), expenses relating to the withdrawal from the electric transmission related Midwest Independent System Operator (Midwest ISO), charges for a targeted employee separation plan (TSP), changes in interest expense and changes in income and property taxes.

In the fourth quarter of 2000, the Registrant recorded a $17 million nonrecurring charge to earnings in connection with its withdrawal from the Midwest ISO. The charge reduced earnings $10 million, net of income taxes (see discussion below under "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further information). In 1998, the Registrant recorded a nonrecurring charge to earnings in connection with a targeted separation plan it offered to employees in July 1998. That charge reduced earnings $11 million, net of income taxes (see Note 4 - Targeted Separation Plan under Notes to Financial Statements for further information).

The significant items affecting revenues, expenses and earnings for the years ended December 31, 2000, 1999, and 1998 are detailed in the following pages.

Electric Operations
Electric Revenues                   Variations from Prior Year
----------------------------------------------------------------------------
(Millions of Dollars)                   2000       1999         1998
----------------------------------------------------------------------------
Rate variations                        $   -     $   (9)      $   (8)
Credit to customers                      (27)         7          (24)
Effect of abnormal weather                 7        (37)          48
Growth and other                          55         47           48
Interchange sales                        119        136           38
----------------------------------------------------------------------------
                                       $ 154      $ 144        $ 102
----------------------------------------------------------------------------

Electric revenues for 2000 increased $154 million, compared to 1999, primarily due to a 13% increase in total kilowatthour sales. This increase was primarily driven by a 59% increase in interchange sales due to strong marketing efforts, and increases in weather-sensitive residential and commercial sales, of 6% and 9%, respectively. Revenues were partially offset by an increase in the credit to Missouri electric customers (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information) and by a 4% decline in industrial sales.

Electric revenues for 1999 increased $144 million, compared to 1998, primarily due to a 5% increase in total kilowatthour sales. This increase was primarily driven by a 33% increase in interchange sales, due to strong marketing efforts. Also contributing to the revenue increase was a decrease in the credit to Missouri electric customers (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information). Partially offsetting these increases, weather-sensitive residential sales decreased 3%, commercial sales remained flat, while industrial sales decreased 1%.

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

Fuel and Purchased Power                    Variations from Prior Year
--------------------------------------------------------------------------------
(Millions of Dollars)                       2000         1999            1998
--------------------------------------------------------------------------------
Fuel:
    Generation                             $  35       $   (2)           $ 24
     Price                                   (22)          (2)            (10)
    Generation efficiencies and other         (6)          (2)              5
Purchased power                               65          132              11
--------------------------------------------------------------------------------
                                           $  72        $ 126            $ 30
--------------------------------------------------------------------------------

The $72 million increase in fuel and purchased power costs for 2000, compared to 1999, was primarily due to increased generation and power purchases resulting from higher sales volumes, offset in part by lower fuel prices.

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

Gas Operations
Gas revenues in 2000 increased $37 million, compared to 1999, primarily due to increases in retail sales, coupled with a $4 million Missouri gas rate increase, which became effective in November 2000 (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information) and higher gas costs reflected in the Registrant's purchased gas adjustment clauses. Weather-sensitive residential and commercial sales increased by 20 percent and 25 percent, respectively, and industrial sales declined 21 percent. Gas revenues in 1999 were flat, compared to 1998. Gas revenues in 1998 decreased $7 million, compared to 1997, primarily due to an 8% decline in retail sales resulting from mild weather and lower gas costs reflected in the Registrant's purchased gas adjustment clauses. Weather-sensitive residential and commercial sales decreased 10% and 6%, respectively, and industrial sales declined 2%. These decreases were partially offset by benefits realized from an annual $12 million Missouri gas rate increase effective February 1998 (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information).

Gas costs in 2000 increased $27 million, compared to 1999, primarily due to higher gas prices and increased sales. Gas costs in 1999 increased $5 million compared to 1998, primarily due to higher gas prices partially offset by lower total sales. Gas costs in 1998 declined $14 million compared to 1997, primarily due to lower sales and lower gas prices.

Other Operating Expenses
Other operating expense variations in 1998 through 2000 reflected recurring factors such as growth, inflation, labor and benefit increases, the capitalization of certain costs as a result of a Missouri Public Service Commission (MoPSC) Order and charges for estimated costs relating to withdrawal from the Midwest ISO and charges for the TSP.

In November 2000, the Registrant announced that it is withdrawing from the Midwest ISO to become a member of the Alliance Regional Transmission Organization (Alliance RTO). In the fourth quarter of 2000, the Registrant recorded a pretax nonrecurring charge to earnings of $17 million, as a result of the Registrant's decision to withdraw from the Midwest ISO. This charge relates to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. See discussions below under "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

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

Other operating expenses, excluding the Midwest ISO related nonrecurring charge, discussed above, increased $49 million in 2000, compared to 1999. This increase was primarily due to increased professional services and increases in injuries and damages expense (due to claims experience). The $28 million decrease in other operating expenses in 1999, compared to 1998, was primarily due to the 1998 charge for the TSP and related reduced workforce, decreases in injuries and damages expense (due to claims experience) and information system-related costs and the capitalization of certain costs (including computer software costs) that had previously been expensed for the Registrant's Missouri electric operations (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information). The $57 million increase in other operating expenses in 1998, compared to 1997, was primarily due to the charge for the TSP and increases in injuries and damages expense and information system-related costs.

Maintenance expenses increased $3 million in 2000, compared to 1999. The increase was primarily the result of increased fossil power plant maintenance and tree-trimming activity, partially offset by the lack of a Callaway Nuclear Plant outage in 2000. Maintenance expenses increased $25 million 1999, compared to 1998, primarily due to increased power plant maintenance and tree trimming activity. The expenses incurred for the 35-day refueling outage in the fall of 1999 at the Callaway Nuclear Plant were comparable to those for the 31-day spring 1998 refueling outage. In 1998, maintenance expenses increased $5 million due to the scheduled spring refueling outage at the Callaway Nuclear Plant; partially offset by less scheduled fossil plant maintenance.

Depreciation and amortization expense increased $14 million in 2000, compared to 1999, due to increased depreciable property. Depreciation and amortization expense increased $12 million in 1998, compared to 1997, due to increased depreciable property and amortization of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under the conditions of the Missouri Public Service Commission (MoPSC) order approving the Merger.

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

Other Income and Deductions
Miscellaneous, net increased $5 million in 2000, compared to 1999, primarily due to prior period write-offs of certain nonregulated investments, partially offset by increased charitable contributions in 2000. Miscellaneous, net increased $4 million for 1998, compared to 1997, due to increased interest income and gains on the sale of property.

Interest
Interest expense increased $9 million in 2000, compared to 1999, primarily due to higher interest expense associated with the nuclear fuel lease and an increase in other interest expense. Interest expense decreased $10 million in 1999, compared to 1998, primarily due to lower debt outstanding during the year and a decrease in other interest expense. Interest expense decreased $9 million for 1998, compared to 1997, due to lower interest rates and a decrease in other interest expense.

Balance Sheet
The $48 million increase in trade accounts receivable in 2000, compared to 1999, was due primarily to higher sales and revenues in November and December 2000, compared to the same 1999 period. The $90 million increase in intercompany notes receivable at December 31, 2000 was due to funds invested in a regulated money pool (see Note 3 - Related Party Transactions under Notes to Financial Statements for further information).

The $97 million decrease in cash and cash equivalents in 2000, compared to 1999, was primarily due to lower temporary cash investments partially offset by an increase in the Registrant's cash account.

The $59 million increase in accounts and wages payable in 2000, compared to 1999, is due to the timing of the payment to suppliers, including the accrual for the nonrecurring charge in connection with the Registrant's withdrawal from the Midwest ISO.

The $19 million increase in other deferred credits and liabilities in 2000, compared to 1999, was primarily due to Callaway Plant decommissioning costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $668 million for 2000, compared to $725 million and $651 million in 1999 and 1998, respectively.

Cash flows used in investing activities totaled $414 million, $419 million, and $231 million for the years ended December 31, 2000, 1999 and 1998, respectively. Expenditures in 2000 for constructing new or to improve existing facilities and purchasing rail cars were $316 million. In addition, the Registrant spent $22 million to acquire nuclear fuel and loaned an additional $90 million to the regulated money pool.

Capital expenditures are expected to approximate $374 million in 2001. For the five-year period 2001 through 2005, construction expenditures are estimated at approximately $2 billion. This estimate includes capital expenditures that will be incurred by the Registrant for the replacement of four steam generators at its Callaway Nuclear Plant, as well as expenditures that will be incurred to meet new air quality standards for ozone and particulate matter, as discussed below.

Title IV of the Clean Air Act Amendments of 1990 required the Registrant to significantly reduce total annual sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions by the year 2000. By switching to low-sulfur coal, early banking of emission credits and installing advanced NOx reduction combustion technology, the Registrant is meeting these requirements.

In July 1997, the United States Environmental Protection Agency (EPA) issued regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia remanded the regulations back to the EPA for review. The EPA appealed the decision to the U.S. Supreme Court. On February 27, 2001, the U.S. Supreme Court reversed and remanded the case to the U.S. Court of Appeals for the District of Columbia for further evaluation and opinion. The Supreme Court ruled that Congress, in enacting Clean Air Act provisions that authorized the EPA to determine air quality standards, did not unconstitutionally delegate legislative power to the agency. The Supreme Court also rejected industry arguments that the EPA should have considered implementation costs in setting air quality standards. The ruling reaffirms the EPA's authority to establish uniform air quality standards at a level that is sufficient to protect public health. However, the manner in which the EPA proposed to implement the proposed air quality standard for ozone was ruled unlawful and the Court ordered the remand of the EPA's implementation policy to the agency for further consideration. When the proposed ambient standards are ultimately enacted, such standards will require significant additional reductions in SO2 and NOx emissions from the Registrant's power plants. At this time, the Registrant is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

In an attempt to lower ozone levels across the eastern United States, the EPA issued regulations in September 1998 to reduce NOx emissions from coal-fired boilers and other sources in 22 states, including Missouri (where all of the Registrant's coal-fired power plant boilers are located). The regulations were challenged in a U. S. District Court. In March 2000, the Court upheld most of the regulations. However, the Court remanded the state of Missouri's regulations back to the EPA for revision. The Court further delayed the compliance date of the regulations until 2004. The final applicability of the regulations as they might apply to utility boilers in Missouri is still uncertain. The NOx emissions reductions already achieved on several of the Registrant's coal-fired power plants will help reduce the costs of compliance with these regulations. However, the regulations will require the installation of selective catalytic reduction technology on some of the Registrant's units, as well as other additional controls.

Currently, the Registrant estimates that its additional capital expenditures to comply with the final NOx regulations could range from $125 million to $150 million over the period from 2001 to 2005. Associated operations and maintenance expenditures could increase $5 million to $8 million annually, beginning in 2005. The Registrant is exploring alternatives to comply with these new regulations in order to minimize, to the extent possible, its capital costs and operating expenses. The Registrant is unable to predict the ultimate impact of these standards on its future financial condition, results of operations or liquidity. See Note 12 - Commitments and Contingencies under Notes to Financial Statements for further discussion of environmental issues.

See Note 13 - Callaway Nuclear Plant under Notes to Financial Statements for a discussion of Callaway Plant decommissioning costs.

Cash flows used in financing activities were $351 million for 2000, compared to $236 million and $376 million for 1999 and 1998, respectively. The Registrant's principal financing activities during 2000 included the redemption of $320 million of long-term debt, the issuance of $187 million of long-term debt, and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of commercial paper (maturities generally within 1 to 45 days) and bank loans. At December 31, 2000, the Registrant had committed bank lines of credit aggregating $150 million, all of which was unused and available at such date, which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At year-end, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2002, which permits the borrowing of up to $300 million on a long-term basis, all of which was unused, and $281 million was available at December 31, 2000. In addition, the Registrant has the ability to borrow up to approximately $488 million from Ameren or AmerenCIPS through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company, another subsidiary of Ameren. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At December 31, 2000, the Registrant had no intercompany borrowings outstanding and $321 million available through the regulated money pool. See Note 8 - Short-Term Borrowings under Notes to Financial Statements for further discussion.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At December 31, 2000, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing for 2000 included issuances under the lease for nuclear fuel of $9 million, offset in part by $11 million of redemptions. At December 31, 2000, $114 million was financed under the lease. See Note 6 - Nuclear Fuel Lease under Notes to Financial Statements for further information.

During the course of Ameren's resource planning, several alternatives are being considered to satisfy regulatory load requirements for 2001 and beyond for the Registrant, AmerenCIPS, and AmerenEnergy Resources Company (the Ameren
subsidiary which holds its nonregulated generation operations). One of these alternatives was for the Registrant to transfer its Illinois-based electric and natural gas businesses and certain of its Illinois-based distribution and transmission assets and personnel to AmerenCIPS (see Note 2- Regulatory Matters under Notes to Financial Statements for further discussion). The assets and related liabilities were proposed to be transferred from the Registrant to AmerenCIPS at historical net book value. In March 2001, the Registrant decided it will no longer pursue this transfer and will be taking the necessary action to withdraw its pending requests for regulatory approvals. Other alternatives being considered include proposals for the purchase of 450 megawatts of capacity and energy for the summer of 2001, among other things. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

The Registrant, in the ordinary course of business, explores opportunities to reduce its costs in order to remain competitive in the marketplace. Areas where the Registrant focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, over the past two years, the Registrant has recently reached agreements with all of the Registrant's major collective bargaining units which will permit it to manage its labor costs and practices effectively in the future (see Note 12 - Commitments and Contingencies under Notes to Financial Statements for further discussion.) The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel and transportation sources for use at the Registrant's fossil power plants, as well as restructuring or terminating existing contracts with suppliers.

Certain of these reduction alternatives could result in additional investments being made at the Registrant's power plants in order to utilize different types of coal, or could require nonrecurring payments of employee separation benefits or nonrecurring payments to restructure or terminate existing fuel contracts with suppliers. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed, as well as determine the impact of these actions on the Registrant's future financial position, results of operations or liquidity.

RATE MATTERS

In July 1995, the MoPSC approved an agreement establishing contractual obligations involving the Registrant's Missouri retail electric rates. Included was a three-year experimental alternative regulation plan (the Original Plan) that ran from July 1, 1995, through June 30, 1998. A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the Merger. The New Plan runs from July 1, 1998 through June 30, 2001. On February 1, 2001, the Registrant, MoPSC staff, and other parties submitted filings to the MoPSC addressing the merits of extending the current experimental alternative regulation plan. In its filing, the Registrant supported an extension of this plan with certain modifications, including retail electric rate reductions and additional customer credits. The MoPSC staff filing noted several concerns with the current plan and suggested that under traditional cost of service ratemaking, an annualized electric rate decrease of at least $100 million could be warranted. On March 8, 2001, the MoPSC issued an Order authorizing the MoPSC staff to file an earnings complaint to seek a rate reduction on July 1, 2001 if it determines that one is warranted. In addition, the Order stated that the New Plan will not be continued beyond June 30, 2001. The Registrant has been engaged in discussions with the MoPSC staff and other parties in an effort to address issues associated with the expiration of the New Plan, including the development of a new alternative regulation plan. At this time, the Registrant cannot predict the outcome of these discussions or the timing or amount of any future electric rate reductions.

See Note 2 - Regulatory Matters under Notes to Financial Statements for a further discussion of the experimental alternative regulation plan and a discussion of other rate matters.

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

During 2000 and in early 2001, deregulation laws established in the state of California, coupled with high energy prices, increasing demands for power by users in that state, transmission constraints, and limited generation resources, among other things, negatively impacted several major electric utilities in that state. Federal and state regulators and legislators have proposed and implemented, in part, different courses of action to attempt to address these issues. The Registrant does not maintain utility operations in the state of California, nor does it provide energy directly to utilities in that state. At this time, the Registrant is uncertain what impact, if any, changes in deregulation laws will have on future federal and state deregulation laws (including the state of Missouri), which could directly impact the Registrant's future financial position, results of operations or liquidity.

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

In 1998, the Registrant joined a group of companies that originally supported the formation of the Midwest ISO. An ISO operates, but does not own, electric transmission systems and maintains system reliability and security, while facilitating wholesale and retail competition through the elimination of "pancaked" transmission rates. The Midwest ISO is regulated by the FERC. The FERC conditionally approved the formation of the Midwest ISO in September 1998. The MoPSC and the Illinois Commerce Commission (ICC) have authorized the Registrant to join the Midwest ISO.

In December 1999, the FERC issued Order 2000 relating to Regional Transmission Organizations (RTOs) that would meet certain characteristics such as size and independence. RTOs, including ISOs, are entities that ensure comparable and non-discriminatory access to regional electric transmission systems. Order 2000 calls on all transmission owners to join RTOs.

Following the announcements of Commonwealth Edison and Illinois Power of their intent to withdraw from the Midwest ISO and join the Alliance RTO, the Registrant determined that the operational configuration of the Midwest ISO was unacceptable and announced its withdrawal in November 2000. The Registrant decided to withdraw to ensure the continued reliable and efficient operation of its transmission system. As a result of the Registrant's decision to withdraw from the Midwest ISO, in the fourth quarter of 2000, the Registrant recorded a pretax nonrecurring charge to earnings of $17 million ($10 million after income taxes). This charge relates to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs.

In January 2001, the Registrant announced that it had signed an agreement to join the Alliance RTO. Also, in January 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO. In February 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that enables the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. This settlement agreement remains subject to FERC approval. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. In addition, the Registrant's transfer of control and operation of its transmission assets to the Alliance RTO is subject to MoPSC and ICC approvals. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Illinois
In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) providing for electric utility restructuring in Illinois, where approximately 6% of the Registrant's retail electric revenues are derived. This legislation introduces competition into the supply of electric energy at retail in Illinois.

Major provisions of the Illinois Law include the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation suppliers. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers in Illinois were offered choice on December 31, 2000. Commercial and industrial customers in Illinois represent approximately 7% of the Registrant's total sales. As of December 31, 2000, the impact of retail direct access on the Registrant's financial condition, results of operations and liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

In addition, the Illinois Law included a 5% rate decrease for residential customers that became effective in August 1998. This rate decrease reduced electric revenues by approximately $3 million annually compared to pre-Illinois Law rates, based on estimated levels of sales and assuming normal weather conditions. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.) In 1998, the Registrant eliminated its Uniform Fuel Adjustment Clause (FAC) as allowed by the Illinois Law, which has benefited shareholders since 1998 (see Note 1 - Summary of Significant Accounting Policies under Notes to Financial Statements for further information). The Illinois Law contains a provision allowing for the potential recovery of a portion of strandable costs, which represent costs that would not be recoverable in a restructured environment, through a transition charge collected from customers who choose an alternate electric supplier. In addition, the Illinois Law contains a provision requiring a portion of excess earnings (as defined under the Illinois Law) for the years 1998 through 2004 to be refunded to customers. See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

Missouri
In  Missouri,  where  approximately  94% of  the  Registrant's  retail  electric revenues are derived, restructuring bills were introduced by the Missouri legislature in 1999 and 2000. The Registrant is unable to predict the timing or ultimate outcome of electric utility restructuring in the state of Missouri; however, management does not believe that comprehensive restructuring legislation will be passed in 2001.

The Registrant is participating in discussions with the Missouri legislature regarding legislation that would not restructure the electric industry in Missouri, but would allow utilities to transfer generation assets to an affiliated generating company. In addition, the legislation would allow the State's largest nonresidential customers to choose their electric supplier, among other things. At this time, the Registrant cannot predict whether any electric industry legislation will be passed, or what the provisions of any such legislation will be.

Summary
In summary, the potential negative consequences associated with electric industry restructuring could be significant and could include the impairment and writedown of certain assets, including generation-related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital and operations expenses. Conversely, a deregulated marketplace can provide earnings enhancement opportunities. The Registrant will continue to focus on cost control to ensure that it maintains a competitive cost structure. In Missouri, the Registrant is actively involved in all major deliberations taking place surrounding electric industry restructuring in an effort to ensure that restructuring legislation, if any, contains an orderly transition and is equitable to the Registrant's shareholders. At this time, the Registrant is unable to predict the ultimate impact of electric industry restructuring on the Registrant's future financial condition, results of operations or liquidity.

CONTINGENCIES

See Note 2 - Regulatory  Matters,  Note 12 - Commitments and  Contingencies  and
Note 13 - Callaway Nuclear Plant under Notes to Financial Statements for material issues existing at December 31, 2000.

MARKET RISK RELATED TO FINANCIAL INSTRUMENTS AND COMMODITY INSTRUMENTS

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g. interest rates, equity prices, commodity prices, etc.). The following discussion of Ameren's, including the Registrant's, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and the Registrant also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational, and credit risk and are not represented in the following analysis.

Ameren's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates through its issuance of both long-term and short-term variable-rate debt and fixed-rate debt, and commercial paper. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2001, as compared to 2000, the Registrant's interest expense would increase by approximately $5 million, and net income would decrease by approximately $3 million. This amount has been determined using the assumptions that the Registrant's outstanding variable-rate debt and commercial paper, as of December 31, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percentage point over 2000. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas, fuel and electricity. Several techniques are utilized to mitigate the Registrant's risk, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. The derivative financial instruments that the Registrant uses (primarily forward contracts, futures contracts and option contracts) are dictated by risk management policies.

With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has purchased gas adjustment clauses (PGAs) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

Ameren has a subsidiary, AmerenEnergy Fuels and Services Company, a wholly owned subsidiary of AmerenEnergy Resources Company, who is responsible for providing fuel procurement and gas supply services on behalf of Ameren's operating subsidiaries, and for managing fuel and natural gas price risks. Fixed price forward contracts, as well as futures and options, are all instruments, which may be used to manage these risks. The majority of the Registrant's fuel supply contracts are physical forward contracts. Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices. (See Note 12 - Commitments and Contingencies under Notes to Financial Statements for further information).

With regard to the Registrant's exposure to commodity price risk for purchased power and excess electricity sales, Ameren has a subsidiary, AmerenEnergy, Inc., (AmerenEnergy), whose primary responsibility includes managing market risks associated with changing market prices for electricity purchased and sold on behalf of the Registrant.

Although the Registrant cannot completely eliminate the effects of elevated prices and price volatility, its strategy is designed to minimize the effect of these market conditions on the results of operations. The Registrant's gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures, including fixed price, indexed price and embedded price hedges such as caps and collars. The Registrant's strategy also utilizes physical assets through storage, operator and balancing agreements to dampen price volatility. The Registrant's electric marketing strategy is to extract additional value from its generation facilities by selling energy in excess of needs for term sales and purchasing energy when the market price is less than the cost of generation. The Registrant's primary use of derivatives has been limited to transactions that are expected to reduce price risk exposure for the Registrant.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning (see Note 13 - Callaway Nuclear Plant under Notes to Financial Statements for further information). As of December 31, 2000, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of the derivatives and their designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income in stockholder's equity. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years, beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of SFAS 133. The Registrant is adopting SFAS 133 in the first quarter of 2001. The Registrant expects the impact of this standard to result in a cumulative charge as of January 1, 2001 of $5 million after income taxes to the income statement and a cumulative adjustment of $8 million to decrease stockholder's equity. However, the Derivatives Implementation Group (DIG), a committee of the FASB responsible for providing guidance on the implementation of SFAS 133, has not reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. The Registrant is unable to predict when this issue will ultimately be resolved and the impact the resolution will have on the Registrant's future financial position, results of operations or liquidity. Implementation of SFAS 133 will likely increase the volatility of the Registrant's earnings in future periods.

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

In the Illinois retail jurisdiction, the cost of fuel for electric generation, which was previously reflected in billings to customers through a Uniform Fuel Adjustment Clause, has been added to base rates as provided for in the Illinois Law (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information). In the Missouri retail jurisdiction, the cost of fuel for electric generation is reflected in base rates with no provision for changes to be made through a fuel adjustment clause. In Illinois and Missouri, changes in gas costs relating to retail gas utility services are generally reflected in billings to customers through purchased gas adjustment clauses.

Inflation continues to be a factor affecting operations, earnings, stockholder's equity and financial performance.

SAFE HARBOR STATEMENT

Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future, due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in Alliance RTO; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant construction, installation and performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              Information required to be reported by this item is included under "Market Risk Related to Financial Instruments and Commodity Instruments" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under Item 7 herein and Notes 5 and 14 to the "Notes to Financial Statements" under Item 8 herein.

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Shareholders of Union Electric Company


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) on Page 39 present fairly, in all material respects, the financial position of Union Electric Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) on Page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 5, 2001

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                      (Thousands of Dollars, Except Shares)



                                                                         December 31,            December 31,
ASSETS                                                                       2000                    1999
-----                                                                        ----                    ----
Property and plant, at original cost:
   Electric                                                               $9,449,275             $9,210,122
   Gas                                                                       236,139                223,789
   Other                                                                      37,140                 37,156
                                                                   ------------------       ----------------
                                                                           9,722,554              9,471,067
   Less accumulated depreciation and amortization                          4,571,292              4,320,910
                                                                   ------------------       ----------------
                                                                           5,151,262              5,150,157
Construction work in progress:
   Nuclear fuel in process                                                   117,789                 88,830
   Other                                                                     111,527                 92,833
                                                                   ------------------       ----------------
         Total property and plant, net                                     5,380,578              5,331,820
                                                                   ------------------       ----------------
Investments and other assets:
   Nuclear decommissioning trust fund                                        190,625                186,760
   Other                                                                      65,811                 59,748
                                                                   ------------------       ----------------
         Total investments and other assets                                  256,436                246,508
                                                                   ------------------       ----------------
Current assets:
   Cash and cash equivalents                                                  19,960                117,308
   Accounts receivable - trade (less allowance for doubtful
         accounts of $6,251and $5,308, respectively)                         277,947                229,612
   Other accounts and notes receivable                                        28,216                 19,803
   Intercompany notes receivable                                             255,570                165,700
   Materials and supplies, at average cost -
      Fossil fuel                                                             52,155                 65,292
      Other                                                                   82,161                 90,921
   Other                                                                      16,757                 19,205
                                                                   ------------------       ----------------
         Total current assets                                                732,766                707,841
                                                                   ------------------       ----------------
Regulatory assets:
   Deferred income taxes                                                     599,973                600,604
   Other                                                                     146,373                156,789
                                                                   ------------------       ----------------
         Total regulatory assets                                             746,346                757,393
                                                                   ------------------       ----------------
TOTAL ASSETS                                                              $7,116,126             $7,043,562
                                                                   ==================       ================

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, 150,000,000 shares authorized -
     102,123,834 shares outstanding                                        $ 510,619              $ 510,619
   Other paid-in capital, principally premium on
     common stock                                                            701,896                701,896
   Retained earnings                                                       1,358,137              1,221,167
                                                                   ------------------       ----------------
         Total common stockholder's equity                                 2,570,652              2,433,682
   Preferred stock not subject to mandatory redemption (Note 7)              155,197                155,197
   Long-term debt (Note 9)                                                 1,760,439              1,882,601
                                                                   ------------------       ----------------
         Total capitalization                                              4,486,288              4,471,480
                                                                   ------------------       ----------------
Current liabilities:
   Current maturity of long-term debt (Note 9)                                  -                    11,423
   Accounts and wages payable                                                293,511                234,845
   Accumulated deferred income taxes                                          30,325                 48,139
   Taxes accrued                                                              86,125                119,699
   Other                                                                     196,127                208,373
                                                                   ------------------       ----------------
         Total current liabilities                                           606,088                622,479
                                                                   ------------------       ----------------
Commitments and contingencies (Notes 2, 12 and 13)
Accumulated deferred income taxes                                          1,315,109              1,248,721
Accumulated deferred investment tax credits                                  132,922                138,665
Regulatory liability                                                         148,643                154,399
Other deferred credits and liabilities                                       427,076                407,818
                                                                   ------------------       ----------------
TOTAL CAPITAL AND LIABILITIES                                             $7,116,126             $7,043,562
                                                                   ==================       ================

See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                             (Thousands of Dollars)



                                                              December 31,        December 31,          December 31,
For the year ended                                                2000                1999                  1998
                                                                  ----                ----                  ----
OPERATING REVENUES:
   Electric                                                       $2,589,285       $2,435,188           $2,290,896
   Gas                                                               129,241           91,978               91,175
                                                            -----------------    ----------------     -----------------
      Total operating revenues                                     2,718,526        2,527,166            2,382,071

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                                      728,512           656,534              530,449
      Gas                                                            81,523            54,469               49,496
      Other                                                         500,299           434,456              461,987
                                                            -----------------    ----------------     -----------------
                                                                   1,310,334        1,145,459            1,041,932
   Maintenance                                                       250,030          247,135              221,995
   Depreciation and amortization                                     269,665          256,072              259,787
   Income taxes                                                      226,800          230,691              217,385
   Other taxes                                                       209,460          204,541              212,789
                                                             -----------------    ----------------     -----------------
      Total operating expenses                                     2,266,289        2,083,898            1,953,888

OPERATING INCOME                                                     452,237          443,268              428,183


OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds used during
      Construction                                                    5,298             7,170                4,985
   Miscellaneous, net                                                16,446            11,648               10,904
                                                            -----------------    ----------------     -----------------
      Total other income and deductions                               21,744           18,818               15,889

INCOME BEFORE INTEREST CHARGES                                       473,981          462,086              444,072


INTEREST CHARGES:
   Interest                                                          129,282          119,978              129,947
   Allowance for borrowed funds used during construction              (8,312)          (7,144)              (5,945)
                                                            -----------------    ----------------     -----------------
      Net interest charges                                           120,970          112,834              124,002


NET INCOME                                                           353,011          349,252              320,070
                                                            -----------------    ----------------     -----------------

Preferred stock dividends                                              8,817            8,817                8,817
                                                            -----------------    ----------------     -----------------

NET INCOME AFTER PREFERRED
               STOCK DIVIDENDS                                    $  344,194       $  340,435           $  311,253
                                                            =================    ================     =================

See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)


                                                          December 31,         December 31,           December 31,
For the year ended                                            2000                 1999                   1998
                                                              ----                 ----                   ----
Cash Flows From Operating:
   Net income                                                $353,011             $349,252               $320,070

   Adjustments  to  reconcile  net  income  to net cash
    Provided  by  operating activities:
        Depreciation and amortization                         257,717              246,292                250,323
        Amortization of nuclear fuel                           37,101               36,068                 36,855
        Allowance for funds used during construction          (13,610)             (14,314)               (10,930)
        Deferred income taxes, net                                901                  258                (14,213)
        Deferred investment tax credits, net                   (5,743)              (5,510)                (5,716)
        Changes in assets and liabilities:
           Receivables, net                                   (56,748)              47,360                 (4,883)
           Materials and supplies                              21,897              (11,346)                 2,082
           Accounts and wages payable                          58,666                1,882                 44,949
           Taxes accrued                                      (33,574)              18,985                  6,547
           Other, net                                          48,055               56,036                 26,022
                                                     -----------------    ------------------    --------------------
Net Cash Provided by Operating Activities                     667,673              724,963                651,106


Cash Flows From Investing:
   Construction expenditures                                 (315,896)            (246,198)              (221,502)
   Allowance for funds used during construction                13,610               14,314                 10,930
   Nuclear fuel expenditures                                  (21,527)             (21,901)               (20,432)
   Intercompany note receivable                               (89,870)            (165,700)                   -
                                                     -----------------    ------------------    --------------------
Net Cash Used in Investing Activities                        (413,683)            (419,485)              (231,004)


Cash Flows From Financing:
   Dividends on common stock                                 (207,224)            (328,674)              (259,599)
   Dividends on preferred stock                                (8,817)              (8,817)                (8,817)
   Redemptions -
      Nuclear fuel lease                                      (11,356)             (15,138)               (67,720)
      Short-term debt                                             -                    -                  (21,300)
      Long-term debt                                         (319,550)            (100,000)              (195,000)
    Issuances -
      Nuclear fuel lease                                        9,109               64,972                 16,439
      Long-term debt                                          186,500              152,150                160,000
                                                      -----------------   ------------------     --------------------
Net Cash Used in Financing Activities                        (351,338)            (235,507)              (375,997)

Net Change in Cash and Cash Equivalents                       (97,348)              69,971                 44,105
Cash and Cash Equivalents at Beginning of Year                117,308               47,337                  3,232
                                                      -----------------    ------------------    --------------------
Cash and Cash Equivalents at End of Year                      $19,960             $117,308                $47,337
======================================================================================================================
Cash paid during the periods:
-----------------------------------------------------------------------------------------------------------------------
   Interest (net of amount capitalized)                      $114,304             $114,212               $125,255
   Income taxes                                              $231,052             $215,373               $223,960

-----------------------------------------------------------------------------------------------------------------------


See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY




STATEMENT OF RETAINED EARNINGS
(Thousands of Dollars)

--------------------------------------------------------------------------------
Year Ended December 31,               2000         1999                1998
Balance at Beginning of Period   $1,221,167    $1,211,610            $1,159,956
--------------------------------------------------------------------------------
  Add:
  Net income                        353,011       349,252               320,070
--------------------------------------------------------------------------------
                                  1,574,178     1,560,862             1,480,026
--------------------------------------------------------------------------------
  Deduct:
  Common stock dividends            207,224       328,674               259,599
  Preferred stock dividends           8,817        11,021                 8,817
--------------------------------------------------------------------------------
                                    216,041       339,695               268,416
--------------------------------------------------------------------------------
Balance at End of Period         $1,358,137    $1,221,167            $1,211,610
--------------------------------------------------------------------------------
Under the mortgage indenture, as amended, $31,305 of total retained earnings was restricted against payment of common dividends - except those payable in common stock, leaving $1,326,832 of free and unrestricted retained earnings at December 31, 2000.









SELECTED QUARTERLY INFORMATION  (Unaudited)
(Thousands of Dollars)

---------------------------------------------------------------
                            Operating     Operating     Net       Net Income
                            Revenues       Income      Income        After
Quarter Ended                                                      Preferred
                                                                     Stock
                                                                   Dividends
------------------------- ------------ ----------------------- ---------------
March 31, 2000 (a)           $561,190      $65,775    $39,236      $37,032
March 31, 1999 (a)            506,071       68,887     43,743       41,539
June 30, 2000 (b)             682,292      114,013     86,852       84,647
June 30, 1999                 621,367       96,292     70,669       68,464
September 30, 2000 (c)        873,864      228,125    204,087      201,883
September 30, 1999            905,850      235,707    208,727      206,523
December 31, 2000 (d)         601,180       44,324     22,836       20,632
December 31, 1999 (e)         493,878       42,382     26,113       23,909
------------------------- ------------ ----------------------- ---------------

(a) The first quarter of 2000 and 1999 included credits to Missouri electric customers that reduced net income approximately $6 million and $11 million, respectively.
(b) The second quarter of 2000 included credits to Missouri electric customers that reduced net income approximately $3 million.
(c) The third quarter of 2000 included credits to Missouri electric customers that reduced net income approximately $11 million.
(d) The fourth quarter of 2000 included credits to Missouri electric customers that reduced net income approximately $17 million. The fourth quarter of 2000 also included a nonrecurring charge related to the withdrawal from the Midwest ISO that reduced net income approximately $10 million.
     (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)
(e) The fourth quarter of 1999 included adjustments that increased earnings $9 million as a result of a Report and Order received from the Missouri Public Service Commission relating to the Registrant's electric alternative regulation plan. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.) In addition, Callaway Plant refueling expenses, which decreased net income approximately $22 million, were included in the fourth quarter of 1999.

Other changes in quarterly earnings are due to the effect of weather on sales and other factors that are characteristic of public utility operations.



See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation
Union Electric Company (AmerenUE or the Registrant) is a subsidiary of Ameren Corporation (Ameren), which is the parent company of the following operating companies: the Registrant, Central Illinois Public Service Company (AmerenCIPS) and AmerenEnergy Generating Company (Generating Company), a wholly owned subsidiary of AmerenEnergy Resources Company. Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of AmerenUE and CIPSCO Incorporated (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves 1.2 million electric and 125,000 gas customers in a 24,500 square-mile area of Missouri and Illinois, including Metropolitan St. Louis.

The Registrant also has a 40% interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

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

Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 2000, 1999 and 1998 was approximately 3% of the average depreciable cost.

Fuel and Gas Costs
In the Missouri and Illinois retail electric jurisdictions, the cost of fuel for electric generation is reflected in base rates with no provision for changes to be made through fuel adjustment clauses. (See Note 2 - Regulatory Matters for further information.) In the Illinois and Missouri retail gas jurisdictions, changes in gas costs are generally reflected in billings to gas customers through purchased gas adjustment clauses.

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

Under accepted ratemaking practice, cash recovery of AFC, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The AFC rates used were 10% during 2000 and 1999 and 9% during 1998.

Unamortized Debt Discount, Premium and Expense
Discount, premium and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue
The Registrant accrues an estimate of electric and gas revenues for service rendered but unbilled at the end of each accounting period.

Energy Contracts
The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or nontrading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with changes in fair market value included in earnings. AmerenEnergy, Inc., an energy marketing subsidiary of Ameren, enters into contracts for the sale and purchase of energy on behalf of the Registrant and Generating Company. As of December 31, 2000, virtually all of AmerenEnergy's transactions were considered nontrading activities and were accounted for using the accrual or settlement method, which represents industry practice. See Note 15 - Statement of Financial Accounting Standards No. 133 for information related to adoption of a new accounting standard in 2001.

Software
Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" became effective on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs may be capitalized and amortized over some future period.

Evaluation of Assets for Impairment
Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" prescribes general standards for the recognition and measurement of impairment losses. The Registrant determines if long-lived assets are impaired by comparing their undiscounted expected future cash flows to their carrying amount. An impairment loss is recognized if the undiscounted expected future cash flows are less than the carrying amount of the asset. SFAS 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings (see Note 2 - Regulatory Matters for further information). As of December 31, 2000, no impairment was identified.

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

Reclassifications
Certain reclassifications have been made to prior years' financial statements to conform with 2000 reporting.

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

The MoPSC staff proposed adjustments to the Registrant's estimated customer credit for the final year of the Original Plan ended June 30, 1998, which were the subject of regulatory proceedings before the MoPSC in 1999. In December 1999, the MoPSC issued a Report and Order (Order) concerning these proposed adjustments. Based on the provisions of that Order, the Registrant revised its estimated final year credit of the Original Plan to $31 million in the quarter ended December 31, 1999. Subsequently, the Registrant filed a request for rehearing of the Order with the MoPSC, asking that it reconsider its decision to adopt certain of the MoPSC staff's adjustments. The request was denied by the MoPSC and in February 2000, the Registrant filed a Petition for Writ of Review with the Circuit Court of Cole Country, Missouri, requesting that the Order be reversed. The appeal is pending and the ultimate outcome can not be predicted; however, the final decision is not expected to materially impact the financial condition, results of operations or liquidity of the Registrant. A partial stay of the Order was granted by the Court pending the appeal.

A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the Merger. Like the Original Plan, the New Plan requires that earnings over a 12.61% ROE up to a 14% ROE be shared equally between customers and stockholders. The New Plan also returns to customers 90% of all earnings above a 14% ROE up to a 16% ROE. Earnings above a 16% ROE are credited entirely to customers. The New Plan runs from July 1, 1998 through June 30, 2001. In November 2000, the MoPSC approved a stipulation and agreement of the parties regarding the credit for the plan year ended June 30, 1999 of $22 million, which was paid. At December 31, 2000, the Registrant has recorded estimated credits that the Registrant expects to pay its Missouri electric customers of $50 million and $35 million for the plan years ended June 30, 2001 and June 30, 2000, respectively. In March 2001, the MoPSC approved a stipulation and agreement of the parties regarding the credit for the plan year ended June 30, 2000. In total, the Registrant will pay its Missouri electric customers approximately $30 million in credits. During the year ended December 31, 2000, the Registrant recorded estimated credits in total of $65 million for plan years under the New Plan compared to $33 million in the year ago period. These credits were reflected as a reduction in electric revenues. The final amount of the credits will depend on several factors, including the Registrant's earnings for the respective 12 months ended June 30, 2001.

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

On February 1, 2001, the Registrant, MoPSC staff, and other parties submitted filings to the MoPSC addressing the merits of extending the current experimental alternative regulation plan. In its filing, the Registrant supported an extension of this plan with certain modifications, including retail electric rate reductions and additional customer credits. The MoPSC staff filing noted several concerns with the current plan and suggested that under traditional cost of service ratemaking, an annualized electric rate decrease of at least $100 million could be warranted. On March 8, 2001, the MoPSC issued an Order authorizing the MoPSC staff to file an earnings complaint to seek a rate reduction on July 1, 2001, if it determines one is warranted. In addition, the Order stated that the New Plan will not be continued beyond June 30, 2001. The Registrant has been engaged in discussions with the MoPSC staff and other parties in an effort to address issues associated with the expiration of the New Plan, including the development of a new alternative regulation plan. At this time, the Registrant cannot predict the outcome of these discussions or the timing or amount of any future electric rate reductions.

Gas
In October 2000, the MoPSC approved a $4 million annual rate increase for natural gas service in the Registrant's Missouri jurisdiction. The rate increase became effective November 1, 2000.

Midwest ISO
In 1998, the Registrant joined a group of companies that originally supported the formation of the Midwest Independent System Operator (Midwest ISO). An ISO operates, but does not own, electric transmission systems and maintains system reliability and security, while facilitating wholesale and retail competition through the elimination of "pancaked" transmission rates. The Midwest ISO is regulated by the FERC. The FERC conditionally approved the formation of the Midwest ISO in September 1998. The MoPSC and the Illinois Commerce Commission
(ICC) have authorized the Registrant to join the Midwest ISO.

In December 1999, the FERC issued Order 2000 relating to Regional Transmission Organizations (RTOs) that would meet certain characteristics such as size and independence. RTOs, including ISOs, are entities that ensure comparable and non-discriminatory access to regional electric transmission systems. Order 2000 calls on all transmission owners to join RTOs.

Following the announcements of Commonwealth Edison and Illinois Power of their intent to withdraw from the Midwest ISO and join the Alliance Regional Transmission Organization (Alliance RTO), the Registrant determined that the operational configuration of the Midwest ISO was unacceptable and announced its withdrawal in November 2000. The Registrant decided to withdraw to ensure the continued reliable and efficient operation of its transmission system. As a result of the Registrant's decision to withdraw from the Midwest ISO, in the fourth quarter of 2000, the Registrant recorded a pretax nonrecurring charge to earnings of $17 million. This charge relates to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs.

In January 2001, the Registrant announced that it had signed an agreement to join the Alliance RTO. Also, in January 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO. In February 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that enables the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. This settlement agreement remains subject to FERC approval. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. In addition, the Registrant's transfer of control and operation of its transmission assets to the Alliance RTO is subject to MoPSC and ICC approvals. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Illinois Electric Restructuring and Related Matters
In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy at retail in Illinois.

Under the Illinois Law, retail direct access, which allows customers to choose their electric generation suppliers, will be phased in over several years. Access for commercial and industrial customers occurred over the period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002.

As a requirement of the Illinois Law, in March 1999, the Registrant and AmerenCIPS filed delivery service tariffs with the ICC. These tariffs would be used by electric customers who choose to purchase their power from alternate suppliers. In August 1999, the ICC issued an order approving the delivery services tariffs, with an allowed rate of return on equity of 10.45%. The Registrant and AmerenCIPS filed a joint petition for rehearing of that order requesting the ICC to alter its conclusions on a number of issues. In January 2000, the ICC issued an order resolving the issues set for rehearing. In December 2000, the Registrant and AmerenCIPS filed revised Illinois delivery service tariffs with the ICC. The purpose of the filing was to update financial information that was used to establish the initial rates and to propose new rates. Additionally, the filing establishes tariffs for residential customers who may choose to purchase their power from alternate suppliers beginning in May 2002. These tariffs are subject to ICC approval. The Registrant expects that the ICC will issue its decision with respect to the tariffs in early 2002.

The Illinois Law included a 5% residential electric rate decrease for the Registrant's Illinois electric customers, effective August 1, 1998. This rate decrease reduced electric revenues approximately $1 million in 1999. Under the Illinois Law, the Registrant was subject to an additional 5% residential electric rate decrease in 2000 and is subject to an additional 5% residential electric rate decrease in 2002, to the extent its rates exceed the Midwest utility average at that time. In 2000, the Registrant's Illinois electric rates were below the Midwest utility average.

As a result of the Illinois Law, the Registrant and AmerenCIPS filed proposals with the ICC to eliminate their electric fuel adjustment clauses for Illinois retail customers, thereby including historical levels of fuel costs in base rates. The ICC approved the Registrant's and AmerenCIPS' filings in early 1998.

The Illinois Law also contains a provision requiring that one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2004 be refunded to Ameren's Illinois customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5% of the two-year average of an Index, as defined in the Illinois Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year US Treasury bonds, plus prescribed percentages ranging from 4% to 7%. Filings must be made with the ICC on, or before, March 31 of each year 2000 through 2005. The Registrant did not record any estimated refunds to Illinois customers in 2000.

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

In August 1999, the Registrant filed a transmission system rate case with the FERC. This filing was primarily designed to implement rates, terms and conditions for transmission service for wholesale customers and those retail customers in Illinois who choose other suppliers as allowed under the Illinois Law. In January 2000, the Registrant and other parties to the rate case entered into a settlement agreement resolving all issues pending before the FERC. In May 2000, the FERC approved the settlement and allowed the settlement rates to become effective as of the first quarter of 2000.

The Registrant and AmerenCIPS have filed requests with various regulatory agencies, including the ICC, MoPSC and the SEC, seeking authorization to transfer AmerenUE's Illinois-based electric and natural gas businesses and certain of its Illinois-based distribution and transmission assets and personnel to AmerenCIPS. The assets and related liabilities were proposed to be transferred from the Registrant to AmerenCIPS at historical net book value. In March 2001, the Registrant decided it will no longer pursue this transfer and will be taking the necessary action to withdraw its pending requests for regulatory approvals.

Missouri Electric Restructuring
In Missouri, where approximately 94% of the Registrant's retail electric revenues are derived, several restructuring bills were introduced by the Missouri legislature in 1999 and 2000. The Registrant is unable to predict the timing or ultimate outcome of electric industry restructuring in the state of Missouri or the impact of potential electric industry restructuring matters on the Registrant's future financial condition, results of operations or liquidity. The potential negative consequences of electric industry restructuring could be significant and include the impairment and write-down of certain assets, including generation-related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital and operations expense. At December 31, 2000, the Registrant's net investment in generation facilities related to its Missouri jurisdiction approximated $2.7 billion and was included in electric plant in-service on the Registrant's balance sheet. In addition, at December 31, 2000, the Registrant's Missouri net generation-related regulatory assets approximated $442 million.

The Registrant is participating in discussions with the Missouri legislature regarding legislation that would not restructure the electric industry in Missouri, but would allow utilities to transfer generation assets to an affiliated generating company. In addition, the legislation would allow the State's largest nonresidential customers to choose their electric supplier, among other things. At this time, the Registrant cannot predict whether any electric industry legislation will be passed, or what the provisions of any such legislation will be.

Regulatory Assets and Liabilities
In accordance with SFAS 71, the Registrant has deferred certain costs pursuant to actions of its regulators, and is currently recovering such costs in electric rates charged to customers.

At December 31, the Registrant had recorded the following regulatory assets and regulatory liability:
------------------------------------------------------------------------------
(in millions)                                   2000                     1999
------------------------------------------------------------------------------
Regulatory Assets:
 Income taxes                                   $600                     $601
  Callaway costs                                  88                       92
 Unamortized loss on reacquired debt              25                       24
 Merger costs                                     17                       22
 Other                                            16                       18
------------------------------------------------------------------------------
Regulatory Assets                               $746                     $757
------------------------------------------------------------------------------
Regulatory Liability:
  Income taxes                                  $149                     $154
------------------------------------------------------------------------------
Regulatory Liability                            $149                     $154
------------------------------------------------------------------------------
Income Taxes:  See Note 10 - Income Taxes.
Callaway Costs:  Represents  Callaway  Nuclear Plant  operations and maintenance
expenses,   property  taxes  and  carrying  costs  incurred  between  the  plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the plant (through 2024).
Unamortized Loss on Reacquired Debt: Represents losses related to refunded debt. These amounts are being amortized over the lives of the related new debt issues or the remaining lives of the old debt issues if no new debt was issued. Merger
Costs: Represents the portion of merger-related expenses applicable to the Missouri retail jurisdiction. These costs are being amortized within 10 years, based on a MoPSC order.

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

NOTE 3 - Related Party Transactions

The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $20 million and $15 million, respectively, as of December 31, 2000 and 1999. Intercompany payables included in accounts and wages payable totaled approximately $27 million and $25 million, respectively, as of December 31, 2000 and 1999.

In addition, the Registrant has the ability to borrow funds from Ameren or AmerenCIPS or invest funds through a regulated money pool agreement. At December 31, 2000, the Registrant had outstanding intercompany receivables of $256 million through the regulated money pool. See Note 8 - Short-Term Borrowings for further information.

NOTE 4 - Targeted Separation Plan

In July 1998, Ameren offered separation packages to employees whose positions were eliminated through a targeted separation plan (TSP). During the third quarter of 1998, a nonrecurring, pretax charge of $18 million was recorded, which reduced earnings $11 million, representing the Registrant's share of costs incurred to implement the TSP.

NOTE 5 - Concentration of Risk

Market Risk
The Registrant engages in price risk management activities related to electricity and fuel. In addition to buying and selling these commodities, the Registrant uses derivative financial instruments to manage market risks and reduce exposure resulting from fluctuations in interest rates and the prices of electricity and fuel. Hedging instruments used include futures, forward contracts and options. The use of these types of contracts allows the Registrant to manage and hedge its contractual commitments and reduce exposure related to the volatility of commodity market prices.

Credit Risk
Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. New York Mercantile Exchange (NYMEX) traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. On all other transactions, the Registrant is exposed to credit risk in the event of nonperformance by the counterparties in the transaction.

The Registrant's financial instruments subject to credit risk consist primarily of trade accounts receivables and forward contracts. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising the Registrant's customer base. No customer represents greater than 10% of the Registrant's accounts receivable. The
Registrant's revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. For each counterparty in forward contracts, the Registrant analyzes the counterparty's financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis through a credit risk management program.

NOTE 6 - Nuclear Fuel Lease

The Registrant has a lease agreement that provides for the financing of nuclear fuel. At December 31, 2000, the maximum amount that could be financed under the agreement was $120 million. Pursuant to the terms of the lease, the Registrant has assigned to the lessor certain contracts for purchase of nuclear fuel. The lessor obtains, through the issuance of commercial paper or from direct loans under a committed revolving credit agreement from commercial banks, the necessary funds to purchase the fuel and make interest payments when due.

The Registrant is obligated to reimburse the lessor for all expenditures for nuclear fuel, interest and related costs. Obligations under this lease become due as the nuclear fuel is consumed at the Registrant's Callaway Nuclear Plant. The Registrant reimbursed the lessor $13 million in 2000, $16 million during 1999 and $23 million during 1998.

The Registrant has capitalized the cost, including certain interest costs, of the leased nuclear fuel and has recorded the related lease obligation. Total interest charges under the lease were $8 million in 2000 and $5 million in 1999 and 1998. Interest charges for these years were based on average interest rates of approximately 7%. Interest charges of $6 million were capitalized in 2000, $4 million were capitalized in 1999, and $3 million were capitalized in 1998.

NOTE 7 - Preferred Stock

At December 31, 2000 and 1999, the Registrant had 25 million shares of authorized preferred stock.

Outstanding   preferred  stock  is  entitled  to  cumulative  dividends  and  is redeemable at the redemption prices shown below:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Preferred Stock Not Subject to Mandatory Redemption:
(in millions)
--------------------------------------------------------------------------------
                    Redemption Price                              December 31,
                      (per share)                             2000         1999
Without par value and stated value
of $100 per share--
$7.64 Series     - 330,000 shares     $103.82 - note (a)      $33           $33
$5.50 Series A   -  14,000 shares      110.00                   1             1
$4.75 Series     -  20,000 shares      102.176                  2             2
$4.56 Series     - 200,000 shares      102.47                  20            20
$4.50 Series     - 213,595 shares      110.00 - note (b)       21            21
$4.30 Series     -  40,000 shares      105.00                   4             4
$4.00 Series     - 150,000 shares      105.625                 15            15
$3.70 Series     -  40,000 shares      104.75                   4             4
$3.50 Series     - 130,000 shares      110.00                  13            13

Without par value and stated value of
 $25 per share--
$1.735 Series  - 1,657,500 shares       25.00                  42            42
--------------------------------------------------------------------------------

TOTAL PREFERRED STOCK NOT
SUBJECT TO MANDATORY REDEMPTION                              $155          $155
--------------------------------------------------------------------------------

(a)  Beginning February 15, 2003, eventually declining to $100 per share.
(b)  In the event of voluntary liquidation, $105.50.

--------------------------------------------------------------------------------

NOTE 8 - Short-Term Borrowings

Short-term borrowings of the Registrant consist of commercial paper (maturities generally within 1-45 days) and bank loans. At December 31, 2000 and 1999 the Registrant had no outstanding short-term borrowings.

At December 31, 2000, the Registrant had committed bank lines of credit aggregating $150 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. These lines of credit are renewable annually at various dates throughout the year.

Also, the Registrant has the ability to borrow up to approximately $488 million from Ameren or AmerenCIPS through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At December 31, 2000, the Registrant had no intercompany borrowings outstanding and $321 million available through the regulated money pool.

NOTE 9 - Long-Term Debt

Long-term debt outstanding at December 31, was:
--------------------------------------------------------------------------------
(in millions)                                           2000               1999
--------------------------------------------------------------------------------
First Mortgage Bonds - note (a)
--------------------------------------------------------------------------------
  7.40%  Series paid in 2000                             $ -               $ 60
  8.33%  Series due 2002                                  75                 75
  7.65%  Series due 2003                                 100                100
  6 7/8% Series due 2004                                 188                188
  7 3/8% Series due 2004                                  85                 85
  6 3/4% Series due 2008                                 148                148
  8 3/4% Series due 2021                                 125                125
  8%     Series due 2022                                  85                 85
  8 1/4% Series due 2022                                 104                104
  7.15%  Series due 2023                                  75                 75
  7%     Series due 2024                                 100                100
  5.45%  Series due 2028 - note (b)                       44                 44
--------------------------------------------------------------------------------
                                                       1,129              1,189
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Missouri Environmental Improvement Revenues Bonds
--------------------------------------------------------------------------------
  1985 Series A paid in 2000                              -                  70
  1985 Series B paid in 2000                              -                  57
  1991 Series due 2020 - note (c)                        43                  43
  1992 Series due 2022 - note (c)                        47                  47
  1998 Series A due 2033 - note (c)                      60                  60
  1998 Series B due 2033 - note (c)                      50                  50
  1998 Series C due 2033 - note (c)                      50                  50
  2000 Series A due 2035 - note (c)                      64                   -
  2000 Series B due 2035 - note (c)                      63                   -
  2000 Series C due 2035 - note (c)                      60                   -
--------------------------------------------------------------------------------
                                                        437                 377
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Subordinated Deferrable Interest Debentures
--------------------------------------------------------------------------------
  7.69% Series A due 2036 - note (d)                     66                  66
--------------------------------------------------------------------------------
Commercial Paper - note (e)                              19                 152
--------------------------------------------------------------------------------
Nuclear Fuel Lease                                      114                 116
--------------------------------------------------------------------------------
Unamortized Discount and Premium on Debt                 (5)                 (6)
--------------------------------------------------------------------------------
Maturities Due Within One Year                            -                 (11)
--------------------------------------------------------------------------------
Total Long-Term Debt                                 $1,760              $1,883
--------------------------------------------------------------------------------
(a) At December 31, 2000, substantially all of the property and plant was mortgaged under, and subject to liens of, the respective indentures pursuant to which the bonds were issued.
(b)  Environmental Improvement Series.

(c) Interest rates, and the periods during which such rates apply, vary depending on the Registrant's selection of certain defined rate modes. The average interest rates for the year 2000 are as follows:
                   1991 Series              4.39%
                   1992 Series              4.31%
                   1998 Series A            4.31%
                   1998 Series B            4.28%
                   1998 Series C            4.33%
                   2000 Series A            4.57%
                   2000 Series B            4.57%
                   2000 Series C            4.56%
(d) During the terms of the debentures, the Registrant may, under certain circumstances, defer the payment of interest for up to five years.
(e) A bank credit agreement, due 2002, permits the Registrant to borrow or to support commercial paper borrowings up to $300 million.
    Interest rates will vary depending on market conditions. At December 31, 2000, $19 million of such commercial paper borrowings were outstanding.

Maturities of long-term debt through 2005 are as follows:
------------------------------------------
(in millions)        Principal Amount
------------------------------------------
2001                    $ -
2002                     94
2003                    100
2004                    273
2005                      -
------------------------------------------

Amounts for years subsequent to 2001 do not include nuclear fuel lease payments since the amounts of such payments are not currently determinable.

NOTE 10 - Income Taxes

Total income tax expense for 2000 resulted in an effective tax rate of 39% on earnings before income taxes (40% in 1999 and 1998).

Principal reasons such rates differ from the statutory federal rate:
--------------------------------------------------------------------------------
                                       2000              1999              1998
--------------------------------------------------------------------------------
Statutory federal income
  tax rate                             35%                35%               35%
Increases (Decreases) from:
  Depreciation differences              2                  2                 2
  State income tax                      3                  4                 4
  Other                                (1)                (1)               (1)
--------------------------------------------------------------------------------
Effective income tax rate              39%                40%               40%
--------------------------------------------------------------------------------

Income tax expense components:
--------------------------------------------------------------------------------
(in millions)                         2000               1999              1998

--------------------------------------------------------------------------------
Taxes currently payable
(principally federal):
Included in operating expenses       $231               $236              $237
Included in other income--
     Miscellaneous, net                (3)                (4)               (5)
--------------------------------------------------------------------------------
                                      228                232               232
Deferred taxes (principally federal):
Included in operating expenses--
     Depreciation differences           5                  9                (1)
     Other                             (4)                (9)              (14)
--------------------------------------------------------------------------------
                                        1                  -               (15)
Deferred investment tax credits,
  Amortization
Included in operating expenses         (5)                (5)               (5)
--------------------------------------------------------------------------------
Total income tax expense             $224               $227              $212
--------------------------------------------------------------------------------

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

Temporary differences gave rise to the following deferred tax assets and deferred tax liabilities at December 31:
--------------------------------------------------------------------------------
(in millions)                                        2000                  1999
--------------------------------------------------------------------------------
Accumulated Deferred Income Taxes:
  Depreciation                                       $839                  $822
  Regulatory assets, net                              467                   462
  Capitalized taxes and expenses                      102                    60
  Deferred benefit costs                              (63)                  (47)
--------------------------------------------------------------------------------
Total net accumulated deferred income tax
liabilities                                        $1,345                $1,297
--------------------------------------------------------------------------------

NOTE 11 - Retirement Benefits

On January 1, 1999, the AmerenUE and the AmerenCIPS defined benefit pension plans combined to form the Ameren Retirement Plan (Ameren Plans). The Ameren Plans cover substantially all employees of the Registrant. Benefits are based on the employees' years of service and compensation. The Ameren Plans are funded in compliance with income tax regulations and federal funding requirements. The Registrant, along with other subsidiaries of Ameren, is a participant in the Ameren Plans and is responsible for its proportional share of the costs. The Registrant's share of the pension costs for 2000 and 1999 were $2 million and $18 million, respectively, of which approximately 20% and 18%, respectively, were charged to construction accounts. Pension costs for the AmerenUE plans for the year 1998 were $28 million, of which approximately 19% were charged to construction accounts.

Components of Net Periodic Pension Benefit Cost:
--------------------------------------------------------------------------
(in millions)                                                   1998
--------------------------------------------------------------------------
Service cost                                                     $24
Interest cost                                                     70
Expected return on plan assets                                   (75)
Amortization of:
      Transition asset                                            (1)
      Prior service cost                                           6
      Actuarial gain                                              (3)
 Special termination benefit charge                                7
---------------------------------------------------------------------------
Net periodic benefit cost                                        $28
---------------------------------------------------------------------------

In addition to providing pension benefits, the Registrant provides certain health care and life insurance benefits for retired employees. On January 1, 2000, the AmerenUE and AmerenCIPS postretirement medical benefit plans combined to form the Ameren Postretirement Benefit Plans (Ameren Postretirement Plans). The Ameren Postretirement Plans cover substantially all employees of the Registrant. The Ameren Postretirement Plans are funded in compliance with income tax regulations and federal funding requirements. The MoPSC and the ICC allow the recovery of postretirement benefit costs in rates to the extent that such costs are funded. The Registrant, along with other subsidiaries of Ameren, is a participant in the Ameren Postretirement Plans and is responsible for its proportional share of the costs. The Registrant's share of the postretirement benefit costs for 2000 were $46 million, of which approximately 17% were charged to construction accounts. The Registrant's postretirement plan information for 1999 and 1998 is presented separately.

The Registrant's postretirement benefit costs in 1999 and 1998 were $46 million and $43 million, respectively, of which 18% and 17%, respectively, were charged to construction accounts. In 1999, claims were paid out of the plan trust funds, which were established in 1995. Following is the plan information related to AmerenUE's plans as of December 31.

Funded Status of AmerenUE Postretirement Benefit Plans:
---------------------------------------------------------------------------
 (in millions)                                                  1999
---------------------------------------------------------------------------
Change in benefit obligation
  Net benefit obligation at beginning of year                   $360
  Service cost                                                    15
  Interest cost                                                   25
  Actuarial (gain)/loss                                          (20)
  Benefits paid                                                  (26)
---------------------------------------------------------------------------
  Net benefit obligation at end of year                          354

Change in plan assets *
  Fair value of plan assets at beginning of year                 110
  Actual return on plan assets                                     4
  Employer contributions                                          46
  Unincorporated business income tax                               -
  Benefits paid                                                  (26)
---------------------------------------------------------------------------
  Fair value of plan assets at end of year                       134

Funded status - deficiency                                       220
Unrecognized net actuarial gain                                   29
Unrecognized prior service cost                                   (3)
Unrecognized net transition obligation                          (162)
---------------------------------------------------------------------------
Postretirement benefit liability at December 31                  $84
---------------------------------------------------------------------------
* Plan assets consist principally of common stocks, bonds and money market instruments.

Components of Net Periodic Postretirement Benefit Cost:
--------------------------------------------------------------------------------
(in millions)                                   1999             1998
--------------------------------------------------------------------------------
Service cost                                    $15              $14
Interest cost                                    25               24
Expected return on plan assets                   (6)              (5)
Amortization of:
      Transition obligation                      12               12
      Actuarial gain                              -               (2)
--------------------------------------------------------------------------------
Net periodic benefit cost                       $46              $43
--------------------------------------------------------------------------------

Assumptions for the Obligation Measurements:
---------------------------------------------------------------------------
                                                                 1999
---------------------------------------------------------------------------
Discount rate at measurement date                               7.75%
Expected return on plan assets                                  8.5%
Medical cost trend rate - initial                                 -
                                    - ultimate                  5.25%
Ultimate medical cost trend rate expected in year                2000
--------------------------------------------------------- -----------------


NOTE 12 - Commitments and Contingencies

The Registrant is engaged in a capital program under which expenditures averaging approximately $380 million, including AFC, are anticipated during each of the next five years. This estimate includes capital expenditures for the replacement of four steam turbine generators at its Callaway Nuclear Plant, as well as expenditures that will be incurred by the Registrant to meet new air quality standards for ozone and particulate matter, as discussed later in this Note.

The Registrant has commitments for the purchase of coal under long-term contracts. Coal contract commitments, including transportation costs, for 2001 through 2005 are estimated to total $866 million. Total coal purchases, including transportation costs, for 2000, 1999 and 1998 were $283 million, $312 million and $304 million, respectively. The Registrant also has existing contracts with pipeline and natural gas suppliers to provide, transport and store natural gas for distribution and electric generation. Gas-related contract cost commitments for 2001 through 2005 are estimated to total $89 million. Total delivered natural gas costs were $82 million for 2000, $54 million for 1999 and $50 million for 1998. The Registrant's nuclear fuel commitments for 2001 through 2005, including uranium concentrates, conversion, enrichment and fabrication,are expected to total $111 million, and are expected to be financed under the nuclear fuel lease. Nuclear fuel expenditures were $22 million for 2000 and 1999 and $20 million for 1998. Additionally, the Registrant has long-term contracts with other utilities to purchase electric capacity. These commitments for 2001 through 2005 are estimated to total $147 million. During 2000, 1999 and 1998, electric capacity purchases were $34 million, $38 million, and $35 million, respectively.

The Registrant's insurance coverage for Callaway Nuclear Plant at December 31, 2000, was as follows:

Type and Source of Coverage
--------------------------------------------------------------------------------
(in millions)                                 Maximum                Maximum
                                            Coverages            Assessments
                                                                  For Single
                                                                   Incidents
--------------------------------------------------------------------------------
Public Liability:
     American Nuclear Insurers                 $  200                $  -
     Pool Participation                         9,338                  88  (a)
--------------------------------------------------------------------------------
                                               $9,538  (b)           $ 88
--------------------------------------------------------------------------------
Nuclear Worker Liability:
     American Nuclear Insurers                 $  200  (c)           $  3
--------------------------------------------------------------------------------
Property Damage:
     Nuclear Electric Insurance Ltd.           $2,750  (d)           $ 11
--------------------------------------------------------------------------------
Replacement Power:
     Nuclear Electric Insurance Ltd.           $  490  (e)           $  2
--------------------------------------------------------------------------------
(a) Retrospective premium under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended (Price- Anderson). Subject to retrospective assessment with respect to loss from an incident at any U.S. reactor, payable at $10 million per year. Price-Anderson expires in 2002.
(b)   Limit of liability for each incident under Price-Anderson.
(c) Industry limit for potential liability from workers claiming exposure to the hazard of nuclear radiation.
(d)   Includes premature decommissioning costs.
(e) Weekly indemnity of $3.5 million, for 52 weeks which commences after the first 12 weeks of an outage, plus $2.8 million per week for 110 weeks thereafter.
--------------------------------------------------------------------------------

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

Title IV of the Clean Air Act Amendments of 1990 required the Registrant to significantly reduce total annual sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions by the year 2000. By switching to low-sulfur coal, early banking of emission credits and installing advanced NOx reduction combustion technology, the Registrant is meeting these requirements.

In July 1997, the United States Environmental Protection Agency (EPA) issued regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia remanded the regulations back to the EPA for review. The EPA appealed the decision to the U.S. Supreme Court. On February 27, 2001, the U.S. Supreme Court reversed and remanded the case to the U.S. Court of Appeals for the District of Columbia for further evaluation and opinion. The Supreme Court ruled that Congress, in enacting Clean Air act provisions that authorized the EPA to determine air quality standards, did not unconstitutionally delegate legislative power to the agency. The Supreme Court also rejected industry arguments that the EPA should have considered implementation costs in setting air quality standards. The ruling reaffirms the EPA's authority to establish uniform air quality standards at a level that is sufficient to protect public health. However, the manner in which the EPA proposed to implement the proposed air quality standard for ozone was ruled unlawful and the Supreme Court ordered the remand of the EPA's implementation policy to the agency for further consideration. When the proposed ambient standards are ultimately enacted, such standards will require significant additional reductions in SO2 and NOx emissions from the Registrant's power plants. At this time, the Registrant is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

In an attempt to lower ozone levels across the eastern United States, the EPA issued regulations in September 1998 to reduce NOx emissions from coal-fired boilers and other sources in 22 states, including Missouri (where all of the Registrant's coal-fired power plant boilers are located). The regulations were challenged in a U. S. District Court. In March 2000, the Court upheld most of the regulations. However, the Court remanded the state of Missouri's regulations back to the EPA for revision. The Court further delayed the compliance date of the regulations until 2004. The final applicability of the regulations as they might apply to utility boilers in Missouri is still uncertain. The NOx emissions reductions already achieved on several of the Registrant's coal-fired power plants will help to reduce the costs of compliance with these regulations. However, the regulations will require the installation of selective catalytic reduction technology on some of the Registrant's units, as well as other additional controls.

Currently, the Registrant estimates that its additional capital expenditures to comply with the final NOx regulations could range from $125 million to $150 million over the period from 2001 to 2005. Associated operations and maintenance expenditures could increase $5 million to $8 million annually, beginning in 2005. The Registrant is exploring alternatives to comply with these new regulations in order to minimize, to the extent possible, its capital costs and operating expenses. The Registrant is unable to predict the ultimate impact of these standards on its future financial condition, results of operations or liquidity.

The Registrant is involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site. The Registrant has been identified by the federal or state governments as a potentially responsible party at several contaminated sites including two sites that have been listed or are proposed for listing on the National Priorities List.

The Registrant owns or is otherwise  responsible for one  manufactured gas plant
(MGP) site in Illinois, 10 MGP sites in Missouri and one MGP site in Iowa. The ICC permits the recovery of remediation and litigation costs associated with former MGP sites located in Illinois from the Registrant's Illinois electric and natural gas utility customers through environmental adjustment clause rate riders. To be recoverable, such costs must be prudently and properly incurred and are subject to annual reconciliation review by the ICC. Unlike Illinois, the Registrant does not have in effect in Missouri a rate rider mechanism, which permits remediation costs associated with MGP sites to be recovered from utility customers, and the Registrant has no retail utility operations in Iowa.

In June 2000, the EPA notified the Registrant and numerous other companies that certain properties in Sauget, Illinois, may contain soil and groundwater contamination. From approximately 1926 until 1976, the Registrant operated a power generating facility and currently owns and operates electric transmission facilities in the area. At this time, the Registrant is unable to predict the ultimate impact of the Sauget site on its financial position, results of operations or liquidity.

In September 2000, the United States Department of Justice was granted leave by the United States District Court - Southern District of Illinois to add numerous additional parties, including the Registrant, to a preexisting lawsuit between the government and Monsanto Chemical Company and others. The government seeks recovery of response costs under the Comprehensive Environmental Response Compensation Liability Act of 1980 (commonly known as CERCLA or Superfund), incurred in connection with federal Superfund site in Illinois. The Registrant believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or liquidity.

In addition, the Registrant's operations, or that of its predecessor companies, involve the use, disposal and, in appropriate circumstances, the cleanup of substances regulated under environmental protection laws. The Registrant is unable to determine the impact these actions may have on the Registrant's financial position, results of operation or liquidity.

The Registrant's union employees are represented by the International Brotherhood of Electrical Workers and the International Union of Operating Engineers. These employees comprise approximately 74% of the Registrant's workforce. New contracts with collective bargaining units representing approximately 46% of these employees were ratified in 1999 with terms expiring in 2002. New contracts with collective bargaining units representing approximately 54% of these employees were ratified in 2000 with terms expiring in 2003.

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

Electric utility rates charged to customers provide for recovery of Callaway Plant decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway site is assumed to be decommissioned using the DECON (immediate dismantlement) method. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $554 million in current year dollars and are expected to escalate approximately 4% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to depreciation expense over Callaway's service life and amounted to approximately $7 million in each of the years 2000, 1999 and 1998. Every three years, the MoPSC and ICC require the Registrant to file updated cost studies for decommissioning Callaway, and electric rates may be adjusted at such times to reflect changed estimates. The latest studies were filed in 1999. Costs collected from customers are deposited in an external trust fund to provide for Callaway's decommissioning. Fund earnings are expected to average approximately 9% annually through the date of decommissioning. If the assumed return on trust assets is not earned, the Registrant believes it is probable that any such earnings deficiency will be recovered in rates. Trust fund earnings, net of expenses, appear on the balance sheet as increases in the nuclear decommissioning trust fund and in the accumulated provision for nuclear decommissioning.

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

Carrying amounts and estimated fair values of the Registrant's financial instruments at December 31:
                                                2000                       1999
--------------------------------------------------------------------------------
(in millions)                               Carrying    Fair     Carrying  Fair
                                             Amount     Value    Amount    Value
--------------------------------------------------------------------------------
Preferred stock                               $155      $121      $155      $126
Long-term debt (including current portion)   1,760     1,777     1,894     1,872
--------------------------------------------------------------------------------

The Registrant has investments in debt and equity securities that are held in trust funds for the purpose of funding the nuclear decommissioning of Callaway Nuclear Plant (see Note 13 - Callaway Nuclear Plant). The Registrant has classified these investments in debt and equity securities as available for sale and has recorded all such investments at their fair market value at December 31, 2000 and 1999. In 2000, 1999 and 1998, the proceeds from the sale of investments were $61 million, $83 million and $29 million, respectively. Using the specific identification method to determine cost, the gross realized gains on those sales were approximately $1 million for 2000, $11 million for 1999 and $2 million for 1998. Net realized and unrealized gains and losses are reflected in the accumulated provision for nuclear decommissioning on the balance sheet, which is consistent with the method used by the Registrant to account for the decommissioning costs recovered in rates.

Costs and fair values of investments in debt and equity securities in the nuclear decommissioning trust fund at December 31 were as follows:
--------------------------------------------------------------------------------
2000 (in millions)                              Gross  Unrealized
Security Type                       Cost       Gain     (Loss)        Fair Value
--------------------------------------------------------------------------------
Debt Securities                      $71       $ 3       $ -               $74
Equity Securities                     52        61         -               113
Cash equivalents                       4         -         -                 4
--------------------------------------------------------------------------------
                                    $127       $64       $ -              $191
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1999 (in millions)                              Gross Unrealized
Security Type                       Cost       Gain     (Loss)        Fair Value
--------------------------------------------------------------------------------
Debt Securities                      $67       $ -     $   -               $67
Equity Securities                     45        73         -               118
Cash equivalents                       2         -         -                 2
--------------------------------------------------------------------------------
                                    $114       $73      $  -              $187
--------------------------------------------------------------------------------

The contractual maturities of investments in debt securities at December 31, 2000, were as follows:
--------------------------------------------------------------------------------
(in millions)                                       Cost             Fair Value
--------------------------------------------------------------------------------
1 year to 5 years                                     $7                     $7
5 years to 10 years                                   32                     34
Due after 10 years                                    32                     33
--------------------------------------------------------------------------------
                                                     $71                    $74
--------------------------------------------------------------------------------

Note 15 - Statement of Financial Accounting Standards No. 133

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of the derivatives and their designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income in stockholder's equity. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years, beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of SFAS 133. The Registrant is adopting SFAS 133 in the first quarter of 2001. The Registrant expects the impact of this standard to result in a cumulative charge as of January 1, 2001 of $5 million after income taxes to the income statement and a cumulative adjustment of $8 million to decrease stockholder's equity. However, the Derivatives Implementation Group (DIG), a committee of the FASB responsible for providing guidance on the implementation of SFAS 133, has not reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. The Registrant is unable to predict when this issue will ultimately be resolved and the impact the resolution will have on the Registrant's future financial position, results of operations or liquidity. Implementation of SFAS 133 will likely increase the volatility of the Registrant's earnings in future periods.


                                    PART III

ITEM    10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in AmerenUE's 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

               Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM    11.    EXECUTIVE COMPENSATION.

               Any information required to be reported by this item is included under "Executive Compensation" in AmerenUE's 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM    12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               Any information required to be reported by this item is included under "Security Ownership" in AmerenUE's 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM    13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Any information required to be reported by this item is included under "Item (1): Election of Directors" in AmerenUE's 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K.

      (a) The following documents are filed as a part of this report:

      1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants

     Pages Herein

          Report of Independent Accountants.............................     18
          Balance Sheet - December 31, 2000 and 1999....................     19
          Statement of Income - Years 2000, 1999, and 1998..............     20
          Statement of Cash Flows - Years 2000, 1999, and 1998..........     21
          Statement of Retained Earnings - Years 2000, 1999, and 1998...     22
          Notes to Financial Statements.................................     23
          Valuation and Qualifying Accounts (Schedule II)
             Years 2000, 1999, and 1998.................................     40


          Schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements.


          2.  Exhibits:  See EXHIBITS beginning on Page 42.

          (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated January 11, 2001 reporting the recording of a nonrecurring charge in the fourth quarter of 2000 as a result of its decision to withdraw from the Midwest ISO.

                             UNION ELECTRIC COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998





    Col.A                                       Col.B                         Col.C                        Col.D            Col.E
    -----                                       -----                         -----                        -----            -----
                                                                            Additions
                                                           -----------------------------------
                                                                    (1)                  (2)
                                             Balance at         Charged to                                                Balance at
                                              beginning          costs and           Charged to                            end of
Description                                   of period          expenses          other accounts       Deductions         period
------------                                  ----------         --------          --------------       ----------        ---------
                                                                                                         (Note)
Year ended December 31, 2000

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts          $5,308,463          $8,440,000                             $7,497,221       $6,251,242
                                             ==========          ===========                            ==========       ==========




Year ended December 31, 1999

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts          $6,678,422          $8,840,000                            $10,209,959       $5,308,463
                                             ==========          ==========                            ===========       ==========




Year ended December 31, 1998

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts          $3,645,328         $16,900,000                            $13,866,906      $6,678,422
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

                             UNION ELECTRIC COMPANY
                                  (Registrant)

                               CHARLES W. MUELLER
                                  President and
                             Chief Executive Officer

Date  March 30, 2001                            By   /s/ Steven R. Sullivan
     ---------------                                -------------------------
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

                Signature                           Title

/s/ C. W. Mueller             President, Chief Executive Officer and Director
CHARLES W. MUELLER                              (Principal Executive Officer)

/s/ Donald E. Brandt                       Senior Vice President and Director
DONALD E. BRANDT                                (Principal Financial Officer)

/s/ Warner L. Baxter                  Vice President, Controller and Director
WARNER L. BAXTER                               (Principal Accounting Officer)

/s/ Paul A. Agathen                                                  Director
PAUL A. AGATHEN

/s/ Gary L. Rainwater                                                Director
GARY L. RAINWATER



                      By     /s/ Steven R. Sullivan              March 30, 2001
                            -------------------------
                  (Steven R. Sullivan, Attorney-in Fact)

                                    EXHIBITS

                             Exhibits Filed Herewith

Exhibit No.                                    Description

4.1 - Supplemental Indenture dated February 1, 2000 to the Indenture of Mortgage and Deed of Trust of Union Electric Company d/b/a AmerenUE (the Company) dated June 15, 1937, as amended May 1, 1941.

12 - Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

24 -  Powers of Attorney.

                       Exhibits Incorporated By Reference

             The following exhibits heretofore have been filed with the Securities and Exchange Commission (SEC) pursuant to requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit, and they are hereby incorporated herein by reference.

Exhibit No.                                    Description

2 - Agreement and Plan of Merger, dated as of August 11, 1995, by and among the Company, CIPSCO Incorporated, Ameren Corporation (Ameren), and Arch Merger Inc. (June 30, 1995 Form 10-Q/A (Amendment No. 1), Exhibit 2(a)).

3(i)- Restated Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Missouri (1993 Form 10-K, Exhibit 3(i)).

3(ii) - By-Laws of the Company as amended to August 26, 1999 (September 30, 1999
        Form 10-Q, Exhibit 3(ii)).
4.2 - Order of the Securities and Exchange Commission dated October 16, 1945 in File No. 70-1154 permitting the issue of Preferred Stock, $3.70 Series (File No. 2-27474, Exhibit 3-E).

4.3 - Order of the Securities and Exchange Commission dated April 30, 1946 in File No. 70-1259 permitting the issue of Preferred Stock, $3.50 Series
     (File No. 2-27474, Exhibit 3-F).

4.4 - Order of the Securities and Exchange Commission dated October 20, 1949 in File No. 70-2227 permitting the issue of Preferred Stock, $4.00 Series (File No.2-27474, Exhibit 3-G).

4.5 - Indenture of Mortgage and Deed of Trust of the Company dated June 15, 1937, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941 (File No. 2-4940, Exhibit B-1).

4.6 - Supplemental Indentures to Mortgage

           Dated as of              File Reference                  Exhibit No.
           -----------              ---------------                 -----------
           March 1, 1967              2-58274                           2.9
           April 1, 1971              Form 8-K, April 1971              6
           February 1, 1974           Form 8-K, February 1974           3
           July 7, 1980               2-69821                           4.6
           May 1, 1990                Form 10-K, 1990                   4.6
           December 1, 1991           33-45008                          4.4
           December 4, 1991           33-45008                          4.5
           January 1, 1992            Form 10-K, 1991                   4.6
           October 1, 1992            Form 10-K, 1992                   4.6
           December 1, 1992           Form 10-K, 1992                   4.7
           February 1, 1993           Form 10-K, 1992                   4.8
           May 1, 1993                Form 10-K, 1993                   4.6
           August 1, 1993             Form 10-K, 1993                   4.7
           October 1, 1993            Form 10-K, 1993                   4.8
           January 1, 1994            Form 10-K, 1993                   4.9
           December 1, 1996           Form 10-K, 1996                   4.36

Exhibit No.                                    Description

      4.7 - Loan Agreement dated as of December 1, 1991 between the State Environmental Improvement and Energy Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1991 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee (1992 Form 10-K, Exhibit 4.37).

      4.8 - Loan Agreement dated as of December 1, 1992, between the State Environmental Improvement and Energy Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1992 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee (1992 Form 10-K, Exhibit 4.38).

      4.9 - Fuel Lease dated as of February 24, 1981 between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (1980 Form 10-K, Exhibit 10.20).

      4.10 - Amendments to Fuel Lease dated as of May 8, 1984 and October 15, 1984, respectively, between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (Registration No. 2-96198, Exhibit 4.28).

      4.11 - Amendment to Fuel Lease dated as of October 15, 1986 between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (September 30, 1986 Form 10-Q, Exhibit 4.3).

      4.12 - Credit Agreement dated as of August 15, 1989 among the Company, Certain Lenders, The First National Bank of Chicago, as Agent and Swiss Bank Corporation, Chicago Branch, as Co-Agent (September 30, 1989 Form 10-Q, Exhibit 4).

      4.13 - Series 1998A Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company (September 30, 1998 Form 10-Q, Exhibit 4.28).

      4.14 - Series 1998B Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company (September 30, 1998 Form 10-Q, Exhibit 4.29).

      4.15 - Series 1998C Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and the Company (September 30, 1998 Form 10-Q, Exhibit 4.30).

     10.1   - Ameren Long-Term Incentive Plan of 1998 (Ameren's 1998 Form 10-K,
              Exhibit 10.1).

     10.2   - Ameren Change of Control Severance Plan (Ameren's 1998 Form 10-K,
              Exhibit 10.2).

     10.3 - Ameren Deferred Compensation Plan for Members of the Ameren Leadership Team as amended and restated effective
              January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.1).

     10.4 - Ameren Deferred Compensation Plan for Members of the Board of Directors (Ameren's 1998 Form 10-K, Exhibit 10.4).

     10.5 - Ameren Executive Incentive Compensation Program Elective Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.2).

Exhibit No.                              Description

     10.6 - Amended Joint Dispatch Agreement among the Company, AmerenEnergy Generating Company and Central Illinois Public Service Company d/b/a AmerenCIPS (File No. 333-56594, Exhibit 10.4).


                         Exhibits Available Upon Request

             The following instrument defining the rights of holders of certain unregistered long-term debt of the Company has not been filed with the SEC but will be furnished upon request.

                  - Loan  Agreement  dated  as of  March 1,  2000,  between  the
                    Company and the State Environmental Improvement and Energy Resources Authority of the State of Missouri (EIERA) in connection with the EIERA's $186,500,000 Environmental Improvement Revenue Refunding Bonds (AmerenUE Project) ($63,500,000 Series 2000A, $63,000,000 Series 2000B, and
                    $60,000,000 Series 2000C) due March 1, 2035.

Note: Reports of the Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

         Reports of Ameren on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.