Form 10-Q
period 2001-06-30
UNION ELECTRIC CO
filed 2001-08-14
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 2001

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
   (State or other jurisdiction                         (I.R.S. Employer
    incorporation or organization                        Identification No.)


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


                               Yes          X    .       No              .
                                     ------------           --------------


Shares outstanding of each of registrant's classes of common stock as of August
  14, 2001: Common Stock, $5 par value, held by Ameren Corporation (parent company of Registrant) - 102,123,834

                             Union Electric Company

                                      Index

                                                                      Page No.

Part I      Financial Information

            Item 1.  Financial Statements (Unaudited)

                Balance Sheet
                  - June 30, 2001 and December 31, 2000                   10

                Statement of Income
                  - Three months, six months and 12 months ended
                     June 30, 2001 and 2000                               11

                Statement of Cash Flows
                  - Six months ended June 30, 2001 and 2000               12

                Statement of Common Stockholder's Equity
                  - Six months ended June 30, 2001 and
                    12 months ended December 31, 2000                     13

                Notes to Financial Statements                             14

            Item 2.  Management's Discussion and Analysis of               2
            Financial Condition and Results of Operations

            Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                              8

Part II     Other Information

            Item 4.  Submission of Matters to a Vote of Security
            Holders                                                       19

            Item 5.  Other Information                                    19

            Item 6.  Exhibits and Reports on Form 8-K                     19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

The unaudited financial statements of Union Electric Company (AmerenUE or the Registrant) appear on pages 10 through 18 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Registrant is a subsidiary of Ameren Corporation (Ameren), a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Registrant is a public utility operating company engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. The Registrant serves 1.2 million electric and 125,000 gas customers in a 24,500 square-mile area of Missouri and Illinois, including Metropolitan St. Louis.

The Registrant's financial statements include charges for services that Ameren Services Company (Ameren Services), a wholly owned subsidiary of Ameren, provides to the Registrant. Ameren Services provides shared support services for all Ameren companies. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

The following discussion and analysis should be read in conjunction with the Notes to the Financial Statements beginning on page 14, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements, and the Notes to the Financial Statements appearing in the Registrant's 2000 Form 10-K.

RESULTS OF OPERATIONS

Earnings
Second quarter 2001 earnings of $80 million decreased $4 million compared to 2000 second quarter earnings. Earnings for the six months ended June 30, 2001, decreased $5 million from the year ago period to $116 million. Earnings for the 12 months ended June 30, 2001 were $339 million, a $13 million decrease from the preceding 12-month period. Earnings fluctuated due to many conditions, primarily: sales growth, weather variations, credits to electric customers, electric rate reductions, gas rate increases, competitive market forces, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), expenses relating to the withdrawal from the electric transmission related Midwest Independent System Operator (Midwest ISO), adoption of a new accounting standard, changes in interest expense, and changes in income and property taxes.

The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 2001 and 2000 are detailed on the following pages.

Electric Operations

Electric Operating Revenues                                   Variations for periods ended June 30, 2001
                                                                from comparable prior-year periods
------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months              Six Months                  Twelve Months
                                                 ------------              ----------                  -------------
------------------------------------------------------------------------------------------------------------------------
Credit to electric customers                    $        30               $        25                $        (7)
Effect of abnormal weather                               16                        38                         61
Growth and other                                         13                        12                         20
Interchange sales                                        42                       103                        140
------------------------------------------------------------------------------------------------------------------------
                                                $       101                $      178                 $      214
------------------------------------------------------------------------------------------------------------------------

The $101 million increase in second quarter electric revenues compared to the year-ago quarter was primarily driven by an 8 percent increase in total kilowatthour sales. Residential, commercial and interchange sales increased 8 percent, 10 percent and 23 percent, respectively. These increases were partially offset by decreases in industrial and wholesale sales. The increase in revenues was also attributed to a reduction in the estimated credits to Missouri electric customers (see Note 2 under Notes to Financial Statements for further information).

Electric revenues for the first six months of 2001 increased $178 million compared to the same 2000 period primarily due to a 10 percent increase in total kilowatthour sales. Interchange sales increased 24 percent, while residential and commercial sales each increased 9 percent. These increases were partially offset by a decrease in wholesale sales. The increase in revenues was also attributed to a reduction in the estimated credits to Missouri electric customers (see Note 2 under Notes to Financial Statements for further information).

Electric revenues for the 12 months ended June 30, 2001 increased $214 million compared to the prior 12-month period. The increase in revenues was primarily due to a 36 percent increase in interchange sales, coupled with increases of 10 percent and 6 percent in residential and commercial sales, respectively.

Fuel and Purchased Power                                Variations for periods ended June 30, 2001
                                                               from comparable prior-year periods
----------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months              Six Months                Twelve Months
                                                 ------------              ----------                -------------
----------------------------------------------------------------------------------------------------------------------
Fuel:
     Generation                                  $        (9)              $        (4)              $      24
     Price                                                 7                        11                      (3)
     Generation efficiencies and other                    (1)                       (2)                     (3)
Purchased power variation                                 85                       124                     121
----------------------------------------------------------------------------------------------------------------------
                                                 $        82               $       129               $     139
----------------------------------------------------------------------------------------------------------------------

The increase in fuel and purchased power costs for the three-month, six-month and 12-month periods ended June 30, 2001 compared to the year ago comparable periods, was primarily due to increased purchased power resulting from higher sales volumes and the Callaway Nuclear Plant refueling, which occurred in the second quarter of 2001.

Gas Operations
Gas revenues for the six months and 12 months ended June 30, 2001 increased $27 million and $62 million, respectively, compared to the prior-year periods primarily due to increases in retail sales resulting from a return to more normal weather conditions, as compared to the same year ago periods, and higher gas costs recovered from customers through the Registrant's purchased gas adjustment clauses.

Gas costs for the six months and 12 months ended June 30, 2001 increased $25 million and $50 million, respectively, compared to the year-ago periods, primarily due to higher sales and gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and employee benefit cost increases and plant maintenance outages.

Other operations expenses for the three, six and 12 months ended June 30, 2001 increased $12 million, $37 million and $91 million, respectively, compared to the same year-ago periods primarily due to higher employee benefit costs due to changes in actuarial assumptions and investment performance of employee benefit plans' assets, increases in professional services and automated meter reading services.

Maintenance expenses for the three, six and 12 months ended June 30, 2001 increased $20 million, $26 million and $15 million, respectively, compared to the same year-ago periods primarily due to a refueling outage at the Registrant's Callaway Nuclear Plant during the second quarter of 2001. The spring 2001 refueling was completed in 45 days. There was no refueling in 2000.

Depreciation and amortization expense for the six months and 12 months ended June 30, 2001 increased $4 million and $9 million, respectively, compared to the prior year periods due to an increase in depreciable property.

Taxes
Income taxes decreased $13 million, $10 million and $23 million, for the three, six and 12 months ended June 30, 2001, respectively, due to lower pretax income.

Other tax expense increased $5 million for the six months ended June 30, 2001 primarily due to increases in gross receipts tax resulting from increases in electric sales, compared to the year-ago period.

Other tax expense increased $12 million for the 12 months ended June 30, 2001 due to increases in gross receipts tax and increased property tax assessments in the state of Missouri.

Other Income and Deductions
Miscellaneous, net increased $5 million for the 12 months ended June 30, 2001, compared to the year-ago period primarily due to prior period write-offs of certain nonregulated investments.

Interest Expense
Interest expense for the three months and six months ended June 30, 2001 decreased $4 million and $6 million, respectively, due to decreases in the nuclear fuel lease and commercial paper balances.

Balance Sheet
The $79 million decrease in intercompany notes receivable at June 30, 2001, compared to December 31, 2000, reflects changes in funds invested in a regulated money pool (see "Liquidity and Capital Resources" below and Note 3 under Notes to Financial Statements for further information).

Changes in accounts and wages payable and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers, including Ameren Services.

The decrease in other current liabilities of $44 million is primarily due to the reduction in the estimated credit that the Registrant expects to pay its Missouri electric customers (see Note 2 under Notes to Financial Statements for further information).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $226 million for the six months ended June 30, 2001, compared to $161 million during the same 2000 period.

Cash flows used in investing activities totaled $179 million and $171 million for the six months ended June 30, 2001 and 2000, respectively. Construction expenditures for the six months ended June 30, 2001, for constructing new or improving existing facilities were $252 million. In addition, the Registrant expended $13 million for the acquisition of nuclear fuel. The Registrant has made commitments to purchase four combustion turbine generating units totaling 192 megawatts to be located in Missouri and a 50 megawatt unit to be located at the Venice, Illinois plant that are expected to be operational by summer 2002. The cost of those units is approximately $125 million.

Cash flows used in financing activities totaled $61 million for the six months ended June 30, 2001, compared to $106 million during the same 2000 period. The Registrant's principal financing activities for the period included the issuance and redemption of long-term debt and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At June 30, 2001, the Registrant had committed bank lines of credit aggregating $151 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At June 30, 2001, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2002 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused, and $135 million was available at June 30, 2001. In addition, the Registrant has the ability to borrow up to approximately $488 million from Ameren or from two of Ameren's other subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and Ameren Services, through a regulated money pool agreement. The total amount available to the Registrant at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenCIPS or Ameren Services but increased to the extent AmerenCIPS or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Registrant, AmerenCIPS and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three months and six months ended June 30, 2001, the average interest rate for the regulated money pool was 4.38 percent and 4.94 percent, respectively. As of June 30, 2001, the Registrant had loaned $177 million to the regulated money pool and at least $104 million was available through the regulated money pool subject to reduction for borrowings by AmerenCIPS or Ameren Services.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At June 30, 2001, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the six months ended June 30, 2001, included redemptions under the lease for nuclear fuel of $64 million, offset by $3 million of issuances. At June 30, 2001, $53 million was financed under the lease.

During the course of Ameren's resource planning, several alternatives, in addition to the Missouri and Venice plant capacity additions described above, are being considered to satisfy anticipated regulatory load requirements for 2001 and beyond for the Registrant, AmerenCIPS and AmerenEnergy Resources Company (Resources Company), the Ameren subsidiary which holds its nonregulated generation operations. The Registrant has purchased 500 megawatts of capacity and energy for the summer of 2001 (450 megawatts from AmerenEnergy Marketing Company (Marketing Company), a subsidiary of Resources Company). Alternatives being considered for the summer of 2002 and beyond include the purchase of capacity and energy, among other things. The Registrant is reviewing three combustion turbine generating units, which had been planned for commercial operation in 2004 and 2005 by Resources Company, to determine if they can be used by the Registrant instead of Resources Company, in order to fulfill the Registrant's generating capacity needs. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

In May 2001, the Missouri Public Service Commission (MoPSC) filed pleadings with the Federal Energy Regulatory Commission (FERC) and the SEC relating to the Registrant's agreement to purchase 450 megawatts of capacity and energy from Marketing Company. The Missouri Office of Public Counsel (OPC) also filed pleadings with the FERC in this matter. The MoPSC's FERC pleading was filed in a proceeding initiated by Marketing Company for approval of its power sales agreement with the Registrant. Such pleading requested the FERC to reject Marketing Company's proposed market based rates alleging concerns about affiliate abuse and the overall competitiveness of the market and requested the FERC to set for hearing the appropriate level of cost-based rates, or in the alternative, set for hearing whether Marketing Company has demonstrated that its proposed market-based rates will be just and reasonable. In its pleading, the OPC submitted similar comments. In June 2001, the FERC issued an order which accepted the power sales agreement (with minor modifications), without hearing or suspension, and rejected the pleadings of the MoPSC and the OPC. In July 2001, the MoPSC filed with the FERC a request for clarification of its June 2001 order in the following two respects: (1) that it does not insulate the power sales agreement from a finding of invalidity by the SEC under PUHCA and (2) that it does not preempt the MoPSC from inquiring into the reasonableness of the Registrant's decision to enter into the agreement. To date, the FERC has not responded to the MoPSC's request for clarification. Under the terms of the FERC's June 2001 order, the power sales agreement became effective June 1, 2001.

The MoPSC's SEC pleading requests an investigation into the contractual relationship between the Registrant, Marketing Company and AmerenEnergy Generating Company (Generating Company), another subsidiary of Resources Company, in the context of the 450 megawatt power sales agreement and requests that the SEC find that such relationship violates a provision of PUHCA which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated exempt wholesale generator, like Generating Company. In this case, the MoPSC's approval of the power sales agreement was not requested under PUHCA because Generating Company is not a party to the agreement. As a remedy, the MoPSC proposes that the SEC require the Registrant to contract directly with Generating Company and submit such contract to the MoPSC for review. The SEC has not responded to this matter to date.

At this time, management is unable to predict the outcome of these proceedings or the ultimate impact on the Registrant's future financial position, results of operation or liquidity.

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

RATE MATTERS

On June 30, 2001, the Registrant's experimental alternative regulation plan (the
Plan) for its Missouri electric customers expired (see Note 2 under Notes to Financial Statements for further information about the Plan). With the Plan's expiration, on July 2, 2001, the MoPSC staff filed with the MoPSC an excess earnings complaint against the Registrant that proposes to reduce the Registrant's annual electric revenues ranging from $213 million to $250 million. Factors contributing to the MoPSC staff's recommendation include return on equity (ROE), revenues and customer growth, depreciation rates and other cost of service expenses. The ROE incorporated into the MoPSC staff's recommendation ranges from 9.04 percent to 10.04 percent. Evidentiary hearings on the MoPSC staff's recommendation will be conducted before the MoPSC. To date, hearings have not been scheduled. The MoPSC is not bound by the MoPSC staff's recommendation. Depending on the outcome of the MoPSC's decision, further appeals in the courts may be warranted. As a result, a final decision on this matter may not occur until 2002. The Registrant is preparing to vigorously contest the MoPSC staff's recommendation in proceedings before the MoPSC. At this time, the Registrant can not predict the outcome of this complaint proceeding, or its impact on the Registrant's financial position, results of operations or liquidity; however, the impact could be material.

In the interim, the Registrant expects to continue negotiations with all pertinent parties with the intent to continue with a form of incentive regulation similar to the Plan. The Registrant can not predict the outcome of these negotiations and their impact on the Registrant's financial position, results of operations or liquidity.

See Note 2 under Notes to Financial Statements for further discussion of Rate Matters.

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

The Illinois Law, among other things, requires the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers in Illinois were offered choice on December 31, 2000. Commercial and industrial customers in Illinois represent approximately 7 percent of the Registrant's total sales. As of June 30, 2001, the impact of retail direct access on the Registrant's financial condition, results of operations or liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

Missouri
During the legislative session that ended in May 2001, the Registrant was participating in discussions with the Missouri legislature regarding legislation that would not restructure the electric industry in Missouri, but would allow utilities to transfer generation assets to an affiliated generating company. In addition, the legislation would have allowed the State's largest nonresidential customers to choose their electric supplier, among other things. No electric industry legislation was passed during the legislative session.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest ISO and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $17 million ($10 million after taxes), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in the first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. Additional regulatory approvals of the SEC, FERC, MoPSC and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational by the end of 2001. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

ACCOUNTING MATTERS

In January 2001, the Registrant implemented Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact of that adoption resulted in the Registrant recording a cumulative effect charge of $5 million after taxes to the income statement, and a cumulative adjustment of $8 million after income taxes to other comprehensive income (OCI), which reduced stockholder's equity. (See Note 4 under Notes to Financial Statements for further information.) In June 2001, the Derivatives Implementation Group (DIG), a committee of the Financial Accounting Standards Board (FASB) responsible for providing guidance on the implementation of SFAS 133, reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. Specifically, the DIG concluded that power purchase or sales agreements (both forward contracts and option contracts) may meet an exception for normal purchases and sales accounting treatment if certain criteria are met. At this time, the Registrant is evaluating the impact of the DIG's decision to determine its effect on the Registrant's future financial condition, results of operations, or liquidity upon application.

The DIG is currently reviewing the accounting treatment for fuel contracts that combine a forward contract and a purchased option contract. The DIG has not reached a conclusion on whether or not these contracts qualify under the scope exception in SFAS 133 for normal purchases and sales. The Registrant is unable to predict when this issue will be ultimately resolved and the impact that the resolution will have on the Registrant's future financial condition, results of operations or liquidity; however, it could be material.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to record the assets and liabilities of the acquired enterprise at fair market value rather than historical cost. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 141 and SFAS 142 are not expected to have a material effect on the Registrant's financial position, results of operations or liquidity upon adoption. At this time, the Registrant is unable to determine the impact of SFAS 143 on its financial position, results of operations or liquidity upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

If interest rates increase one percentage point in 2002, as compared to 2001, the Registrant's interest expense would increase by approximately $5 million, and net income would decrease by approximately $3 million. This amount has been determined using the assumptions that the Registrant's outstanding variable-rate debt and commercial paper, as of June 30, 2001, continued to be outstanding throughout 2002, and that the average interest rates for these instruments increased one percentage point over 2001. The estimate does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas, fuel and electricity. Several techniques are utilized to mitigate the Registrant's risk, including utilizing derivative financial instruments. A derivative is a contract that has its value dependent on, or derived from, the value of some underlying asset. The derivative financial instruments that the Registrant uses (primarily forward contracts, futures contracts and option contracts) are dictated by risk management policies.

With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has purchased gas adjustment clauses (PGAs) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

Ameren has a subsidiary, AmerenEnergy Fuels and Services Company, a wholly owned subsidiary of Resources Company, which is responsible for providing fuel procurement and gas supply services on behalf of Ameren's operating subsidiaries, and for managing fuel and natural gas price risks. Fixed price forward contracts, as well as futures and options, are all instruments, which may be used to manage these risks. The majority of the Registrant's fuel supply contracts are physical forward contracts. Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices. All of the required coal for the Registrant's coal plants has been acquired at fixed prices for 2001. In addition, at least 80 percent of the coal requirements through 2005 are covered by long-term contracts. The Registrant has recently experienced some delays in its coal deliveries due to certain transportation and operating constraints in the system. The Registrant is working closely with the transportation companies and monitoring its operating practices in order to maintain adequate levels of coal inventory for future operating purposes.

With regard to the Registrant's exposure to commodity price risk for purchased power and excess electricity sales, Ameren has a subsidiary, AmerenEnergy, Inc., (AmerenEnergy), which has as its primary responsibility managing market risks associated with changing market prices for electricity purchased and sold on behalf of the Registrant.

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

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of June 30, 2001, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is, in large part, mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its electric rates.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future, due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in Alliance RTO; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; wholesale pricing for electricity; business and economic conditions; the impact of the adoption of new accounting standards; interest rates; weather conditions; fuel availability; generation plant construction, installation and performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; cost and availability of transmission capacity for the energy generated by the Registrant's generating facilities or required to satisfy energy sales made by the Registrant; and legal and administrative proceedings.

                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                                                    June 30,           December 31,
ASSETS                                                                                2001                 2000
------                                                                         ---------------      ----------------
Property and plant, at original cost:
   Electric                                                                      $9,616,855            $9,449,275
   Gas                                                                              245,147               236,139
   Other                                                                             37,062                37,140
                                                                               ---------------      ----------------
                                                                                  9,899,064             9,722,554
   Less accumulated depreciation and amortization                                 4,684,187             4,571,292
                                                                               ---------------      ----------------
                                                                                  5,214,877             5,151,262
Construction work in progress:
   Nuclear fuel in process                                                           84,528               117,789
   Other                                                                            207,049               111,527
                                                                               ---------------      ----------------
         Total property and plant, net                                            5,506,454             5,380,578
                                                                               ---------------      ----------------
Investments and other assets:
   Nuclear decommissioning trust fund                                               187,210               190,625
   Other                                                                             73,513                65,811
                                                                               ---------------      ----------------
         Total investments and other assets                                         260,723               256,436
                                                                               ---------------      ----------------
Current assets:
   Cash and cash equivalents                                                          5,209                19,960
   Accounts receivable - trade (less allowance for doubtful
         accounts of $4,159 and $6,251, respectively)                               317,141               277,947
   Other accounts and notes receivable                                               36,941                28,216
   Intercompany notes receivable                                                    177,010               255,570
   Materials and supplies, at average cost -
      Fossil fuel                                                                    67,869                52,155
      Other                                                                          83,465                82,161
   Other                                                                             13,043                16,757
                                                                               ---------------      ----------------
         Total current assets                                                       700,678               732,766
                                                                               ---------------      ----------------
Regulatory assets:
   Deferred income taxes                                                            601,203               599,973
   Other                                                                            140,134               146,373
                                                                               ---------------      ----------------
         Total regulatory assets                                                    741,337               746,346
                                                                               ---------------      ----------------
Total Assets                                                                     $7,209,192            $7,116,126
                                                                               ===============      ================

CAPITAL AND LIABILITIES
-----------------------
Capitalization:
   Common stock, $5 par value, 150,000,000 shares authorized -
     102,123,834 shares outstanding                                                $510,619              $510,619
   Other paid-in capital, principally premium on
     common stock                                                                   701,896               701,896
   Retained earnings                                                              1,333,187             1,358,137
   Accumulated other comprehensive income                                            (3,610)                 -
                                                                               ---------------      ----------------
        Total common stockholder's equity                                         2,542,092             2,570,652
   Preferred stock not subject to mandatory redemption                              155,197               155,197
   Long-term debt                                                                 1,844,779             1,760,439
                                                                               ---------------      ----------------
         Total capitalization                                                     4,542,068             4,486,288
                                                                               ---------------      ----------------
Current liabilities:
   Accounts and wages payable                                                       263,616               293,511
   Accumulated deferred income taxes                                                 23,131                30,325
   Taxes accrued                                                                    166,749                86,125
   Other                                                                            152,183               196,127
                                                                               ---------------      ----------------
         Total current liabilities                                                  605,679               606,088
                                                                               ---------------      ----------------
Accumulated deferred income taxes                                                 1,339,547             1,315,109
Accumulated deferred investment tax credits                                         132,320               132,922
Regulatory liability                                                                142,091               148,643
Other deferred credits and liabilities                                              447,487               427,076
                                                                               --------------       ----------------
Total Capital and Liabilities                                                    $7,209,192            $7,116,126
                                                                               ==============       ================

See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)

                                          Three Months Ended           Six Months Ended         Twelve Months Ended
                                                June 30,                   June 30,                  June 30,
                                       -----------------------      ----------------------    -----------------------
                                        2001          2000           2001          2000           2001         2000
                                        ----          ----           ----          ----           ----         ----
 OPERATING REVENUES:
    Electric                          $765,032      $664,416      $1,361,897    $1,183,529    $2,768,364    $2,554,173
    Gas                                 18,046        18,095          87,282        60,172       156,351        94,446
    Other                                  203          -                310           -             310           -
                                     ----------    ----------     -----------   -----------   -----------  ------------
       Total operating revenues        783,281       682,511       1,449,489     1,243,701     2,925,025     2,648,619

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power        261,338       179,176         480,639       351,614       857,537       718,731
       Gas                              11,422         9,849          56,998        32,448       106,073        56,560
       Other                            132,283      120,668         262,734       225,393       537,640       446,697
                                      ---------    ---------      -----------    ----------   -----------   -----------
                                        405,043      309,693         800,371       609,455     1,501,250     1,221,988
     Maintenance                        100,475       80,400         158,980       132,660       276,350       261,555
     Depreciation and amortization       69,616       67,337         138,438       134,403       274,411       265,342
     Income taxes                        48,217       60,872          79,229        89,484       216,545       239,273
               Other taxes               53,311       50,196         103,175        97,911       214,724       202,584
                                      ----------   ----------     -----------    -----------  ------------  -----------
       Total operating expenses         676,662      568,498       1,280,193     1,063,913     2,483,280     2,190,742

 OPERATING INCOME                       106,619      114,013         169,296       179,788       441,745       457,877

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                2,218        1,600           3,823         2,829         6,292         5,111
    Miscellaneous, net                    1,991        2,662           9,028         5,541        19,933        14,474
                                      -----------  -----------    ------------   -----------   ------------  ----------
       Total other income and
       (deductions)                       4,209        4,262          12,851         8,370        26,225        19,585


 INCOME BEFORE
    INTEREST CHARGES                    110,828      118,275         182,147       188,158       467,970       477,462

 INTEREST CHARGES:
    Interest                             29,910       33,548          60,465        66,014       123,733       124,014
    Allowance for borrowed funds used
       during construction               (1,540)      (2,125)         (3,825)       (3,944)       (8,193)       (7,480)
                                      ----------   -----------    -----------    -----------   -----------   -----------
    Net interest charges                 28,370       31,423          56,640        62,070       115,540       116,534

 INCOME BEFORE CUMULATIVE
     EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                82,458       86,852         125,507       126,088       352,430       360,928
                                      ----------   -----------     ----------    ------------  -----------   -----------

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE, NET
    OF INCOME TAXES                         -            -           (4,848)           -          (4,848)          -
                                      ----------   -----------    ------------   ------------   ----------   -----------

 NET INCOME                              82,458       86,852        120,659        126,088        347,582      360,928

 PREFERRED STOCK DIVIDENDS                2,205        2,205          4,409          4,409          8,817        8,817
                                      ----------   -----------    ------------   ------------   ----------   -----------

NET INCOME AFTER PREFERRED
    STOCK DIVIDENDS                     $80,253      $84,647       $116,250       $121,679       $338,765     $352,111
                                      ==========   ===========    ============   ============   ==========   ===========

 See Notes to Financial Statements.
                                       11

                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)

                                                                         Six Months Ended
                                                                              June 30,
                                                                      --------------------
                                                                     2001                2000
                                                                     ----                ----
Cash Flows From Operating:
   Net income                                                      $120,659            $126,088

   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Cumulative effect of change in accounting principle           4,848                 -
        Depreciation and amortization                               132,369             128,429
        Amortization of nuclear fuel                                 12,497              18,342
        Allowance for funds used during construction                 (7,648)             (6,773)
        Deferred income taxes, net                                   14,508               6,725
        Deferred investment tax credits, net                           (602)             (2,925)
        Changes in assets and liabilities:
           Receivables, net                                         (47,919)            (89,935)
           Materials and supplies                                   (17,018)             15,462
           Accounts and wages payable                               (29,895)            (46,124)
           Taxes accrued                                             80,624              59,656
           Other, net                                               (36,850)            (47,586)
                                                                  -----------         -----------
Net cash provided by operating activities                           225,573             161,359

Cash Flows From Investing:
   Construction expenditures                                       (252,478)           (166,283)
   Allowance for funds used during construction                       7,648               6,773
   Nuclear fuel expenditures                                        (12,620)             (8,449)
   Intercompany notes receivable                                     78,560              (3,420)
                                                                  -----------         -----------
Net cash used in investing activities                              (178,890)           (171,379)
Cash Flows From Financing:
   Dividends on common stock                                       (141,200)           (138,150)
   Dividends on preferred stock                                      (4,409)             (4,409)
   Redemptions -
         Nuclear fuel lease                                         (64,122)             (3,933)
         Long-term debt                                                 -              (186,500)
   Issuances -
         Nuclear fuel lease                                           2,497               5,656
         Long-term debt                                             145,800             221,650
                                                                  -----------         -----------
Net cash used in financing activities                               (61,434)           (105,686)

Net change in cash and cash equivalents                             (14,751)           (115,706)
Cash and cash equivalents at beginning of year                       19,960             117,308
                                                                  -----------         -----------
Cash and cash equivalents at end of period                         $  5,209            $  1,602
                                                                  ===========         ===========

Cash paid during the periods:
   Interest (net of amount capitalized)                             $53,480             $58,958
   Income taxes, net                                                $31,272             $69,868

See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                    UNAUDITED
                             (Thousands of Dollars)



                                         Six Months Ended          Year Ended
                                          June 30, 2001        December 31, 2000
                                      ---------------------  -------------------

Common stock                              $  510,619               $   510,619

Other paid-in capital                        701,896                   701,896


Retained earnings
   Beginning balance                       1,358,137                 1,221,167
   Net income                                120,659                   353,011
   Common stock dividends                   (141,200)                 (207,224)
   Preferred stock dividends                  (4,409)                   (8,817)
                                      ---------------------  -------------------
                                           1,333,187                 1,358,137

Accumulated other comprehensive income
   Beginning balance                             -                         -
   Change in current period                   (3,610)                      -
                                      ---------------------  -------------------
                                              (3,610)                      -
                                      ---------------------  -------------------
Total common stockholder's equity      $   2,542,092             $   2,570,652
                                      =====================  ===================


Comprehensive income, net of tax
   Net income                          $     120,659             $     353,011
   Cumulative effect of
   accounting change, net of taxes            (7,881)                      -

   Unrealized net gain on
   derivative hedging instruments              4,271                       -
                                     ---------------------   -------------------
                                       $     117,049             $     353,011
                                     =====================   ===================


See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001

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

Interim Financial Statements
Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the SEC. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 2000 Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

In the opinion of the Registrant, the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented.

Reclassifications
Certain reclassifications have been made to prior years' financial statements to conform with 2001 reporting.

Factors Affecting Business
Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 2001 and 2000, are not necessarily indicative of trends for any three-month, six-month or 12-month period.

Note 2 - Regulatory Matters

Missouri
In July 1995, the Missouri Public Service Commission (MoPSC) approved an agreement establishing contractual obligations involving the Registrant's Missouri retail electric rates. Included was a three-year experimental alternative regulation plan (the Original Plan) that ran from July 1, 1995 through June 30, 1998, which provided that earnings in those years in excess of a 12.61 percent regulatory return on equity be shared equally between customers and stockholders, and earnings above a 14 percent regulatory return on equity be credited to customers. The formula for computing the credit used twelve-month results ending June 30, rather than calendar year earnings.

A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the merger of the Registrant and CIPSCO Incorporated that formed Ameren. Like the Original Plan, the New Plan requires that earnings over a 12.61 percent regulatory return on equity up to a 14 percent regulatory return on equity be shared equally between customers and stockholders. The New Plan also returns to customers 90 percent of all earnings above a 14 percent regulatory return on equity up to a 16 percent regulatory return on equity. Earnings above a 16 percent regulatory return on equity are credited entirely to customers. The New Plan ran from July 1, 1998 through June 30, 2001. During the three months ended June 30, 2001, the Registrant reduced the estimated total credit for the plan year ended June 30, 2001 that the Registrant expects to pay its Missouri electric customers by $25 million. In total, the Registrant has recorded an estimated credit of $40 million as of June 30, 2001 for the plan year ended June 30, 2001, compared to an estimated $35 million credit recorded as of June 30, 2000, for the plan year ended June 30, 2000. These credits were reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ended June 30, 2001.

With the New Plan's expiration on June 30, 2001, on July 2, 2001, the MoPSC staff filed with the MoPSC an excess earnings complaint against the Registrant that proposes to reduce the Registrant's annual electric revenues ranging from $213 million to $250 million. Factors contributing to the MoPSC staff's recommendation include return on equity (ROE), revenues and customer growth, depreciation rates and other cost of service expenses. The ROE incorporated into the MoPSC staff's recommendation ranges from 9.04 percent to 10.04 percent. Evidentiary hearings on the MoPSC staff's recommendation will be conducted before the MoPSC. To date, hearings have not been scheduled. The MoPSC is not bound by the MoPSC staff's recommendation. Depending on the outcome of the MoPSC's decision, further appeals in the courts may be warranted. As a result, a final decision on this matter may not occur until 2002. The Registrant is preparing to vigorously contest the MoPSC staff's recommendation in proceedings before the MoPSC. At this time, the Registrant can not predict the outcome of this complaint proceeding, or its impact on the Registrant's financial position, results of operations or liquidity; however, the impact could be material.

In the interim, the Registrant expects to continue negotiations with all pertinent parties with the intent to continue with a form of incentive regulation similar to the New Plan. The Registrant can not predict the outcome of these negotiations and their impact on the Registrant's financial position, results of operations or liquidity.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $17 million ($10 million after taxes), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. Additional regulatory approvals of the SEC, FERC, MoPSC and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational by the end of 2001. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Note 3 - Related Party Transactions

The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $27 million and $20 million, respectively, as of June 30, 2001 and December 31, 2000. Intercompany payables included in accounts and wages payable totaled approximately $94 million and $27 million, respectively, as of June 30, 2001 and December 31, 2000.

Also, the Registrant has the ability to borrow up to approximately $488 million from Ameren, AmerenCIPS or Ameren Services through a regulated money pool agreement. The total amount available to the Registrant at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenCIPS or Ameren Services but increased to the extent AmerenCIPS or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Registrant, AmerenCIPS and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three months and six months ended June 30, 2001, the average interest rate for the regulated money pool was 4.38 percent and 4.94 percent, respectively. Intercompany interest income for the quarters ended June 30, 2001 and 2000 was approximately $2 million and $3 million, respectively. For the six-month periods ended June 30, 2001 and 2000, intercompany interest income was approximately $5 million for each period. For the 12-month periods ended June 30, 2001 and 2000, intercompany interest income was approximately $11 million and $8 million, respectively. As of June 30, 2001, the Registrant had outstanding intercompany receivables of $177 million and at least $104 million was available through the regulated money pool subject to reduction for borrowings by AmerenCIPS or Ameren Services.

Note 4 - Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" became effective on January 1, 2001. SFAS 133 established accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of derivatives and their designation as either a fair value hedge or a cash flow hedge determines when the gains or losses on the derivatives are to be reported in earnings and when they are reported as a component of other comprehensive income (OCI) in stockholder's equity. In accordance with the transition provisions of SFAS 133, the Registrant recorded a cumulative effect charge of $5 million after income taxes to the income statement, comprised of $1 million for ineffective portion of cash flow hedges and $4 million for discontinued hedges. The Registrant also recorded a cumulative effect adjustment of $8 million after income taxes, representing the effective portion of designated cash flow hedges, to OCI, which reduced stockholder's equity. The Registrant expects that by the end of 2001 it will reclassify to earnings all of the transition adjustment that was recorded in accumulated OCI. Gains and losses on derivatives that arose prior to the initial application of SFAS 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and were not included in the transition adjustments described above.

All derivatives are recognized on the balance sheet at their fair value. On the date that the Registrant enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (3) an instrument that is held for trading or non-hedging purposes (a "non-hedging" instrument). The Registrant reevaluates its classification of individual derivative transactions daily. The Registrant designates or de-designates derivative transactions as hedges based on many factors including changes in expectations of economic generation availability and changes in projected sales commitments. Changes in the fair value of derivatives are captured and reported based on the anticipated use of the derivative. If a derivative is designated as a cash flow hedge, the effective portion will not be reflected in the income statement. If the derivative is subsequently designated as a non-hedging instrument, any further change in fair value will be reflected in the income statement, with any previously deferred change in fair value remaining in accumulated OCI until the indicated delivery period. If, on the other hand, the derivative had been designated as a non-hedging transaction and subsequently designated as a cash flow hedge, the initial change in fair value between the transaction date and the hedge designation date will be recorded in income, and the effective portion of any further change will be deferred in OCI. Changes in the fair value of derivatives designated as fair value hedges and changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments) are recorded in current-period earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the changes in the fair value of the hedged item) is recorded in current-period earnings. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

The Registrant utilizes derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. The Registrant's risk management objective is to optimize the return from its physical generating assets, while managing exposures to volatile energy commodity prices and emission allowances within prudent risk management policies, which are established by a Risk Management Steering Committee (RMSC) comprised of senior-level Ameren officers. Price fluctuations in natural gas, fuel and electricity cause (1) an unrealized appreciation or depreciation of the Registrant's firm commitments to purchase when purchase prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the Registrant uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. Ameren primarily uses derivatives to optimize the value of its physical and contractual positions. Ameren continually assesses its supply and delivery commitment positions against forward market prices and internally forecast forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general these transactions serve to reduce price risk for the Registrant. Additionally, the Registrant is authorized to engage in certain transactions that serve to increase the organization's exposure to price, credit and operational risk for expected gains. All transactions are continuously monitored and valued by the RMSC to assure compliance with Ameren policies. The RMSC employs a variety of risk measurement techniques and position limits including value at risk, credit value at risk, stress testing, effectiveness testing along with qualitative measures to establish transaction parameters and measure transaction compliance.

By using derivative financial instruments, the Registrant is exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under contractual terms. Credit risk management is based upon consideration and measurement of four factors: (1) accounts receivable; (2) mark to market; (3) probability of default; and (4) the recovery rate of the defaulted position that is likely to be recovered. The Registrant manages its credit (or repayment) risk in derivative instruments by
(1) using both portfolio limits, i.e. no more than prescribed dollar amounts exposed to companies within various credit categories as well as limiting exposures to individual companies; (2) monitoring the financial condition of its counterparties; and (3) enhancing credit quality through contractual terms such as netting, required collateral postings, letters of credit and parental guaranties.

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

Cash Flow Hedges
The Registrant routinely enters into forward purchase and sales contracts for electricity based on forecasted levels of excess economic generation. The amount of excess economic generation varies throughout the year and is monitored by the RMSC. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. The Registrant formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions. The Registrant also formally assesses (both at hedge's inception and on an ongoing basis) whether the derivatives used in hedging transactions have historically been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods.

For the three months and six months ended June 30, 2001, the net loss, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery, was immaterial. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

As of June 30, 2001, all $4 million of the deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reversed during the next twelve months. The derivative losses will be reversed upon delivery of the commodity being hedged.

Other Derivatives
The Registrant enters into option transactions to manage the Registrant's positions in sulfur dioxide (SO2) allowances. In addition, the Registrant enters into option transactions to manage the Registrant's coal purchasing prices and to manage the cost of electricity by selling puts at prices below the marginal cost of generation. These transactions are treated as non-hedge transactions under SFAS 133; therefore, the net change in the market value of SO2 options is recorded as electric revenues and the net change in the market value of coal options is recorded as fuel and purchased power in the statement of income.

Other
As of June 30, 2001, the Registrant has recorded the fair value of derivative financial instrument assets of $16 million in Other Assets and derivative financial instrument liabilities of $29 million in Other Deferred Credits and Liabilities.

The Registrant has entered into fixed-price forward contracts for the purchase of coal and natural gas. While these contracts meet the definition of a derivative under SFAS 133, the Registrant records these transactions as normal purchases and normal sales because the contracts are expected to result in physical delivery.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of stockholders of the Registrant held on April 24, 2001, the following matter was presented to the meeting for a vote and the results of such voting are as follows:

         Item (1)  Election of Directors.

                                                                                                        Non-Voted
         Name                                       For                          Withheld                 Brokers
         ----                                       ----                         ---------                ---------
         Paul A. Agathen                            104,019,088                  16,738                     0
         Warner L. Baxter..................         104,018,488                  17,346                     0
         Donald E. Brandt..................         104,020,527                  17,132                     0
         Charles W. Mueller................         104,019,194                  15,688                     0
         Gary L. Rainwater.................         104,019,084                  16,742                     0

ITEM 5.  OTHER INFORMATION.

         Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2002 annual meeting of stockholders must be received by the Registrant by November 30, 2001.

         In addition, under the Registrant's By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. For the Registrant's 2002 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 23, 2002 or earlier than January 24, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)(i)  Exhibits.

                 12    -  Computation of Ratio of Earnings to Fixed Charges and
                          Preferred Stock Dividend Requirements, 12 Months Ended
                          June 30, 2001.

         (a)(ii) Exhibits Incorporated by Reference.

                 10.1  -  Alliance Agreement establishing the Alliance
                          Independent Transmission System Operator, Inc., Alliance Transmission Company, Inc. and Alliance Transmission Company, LLC and Amendment to admit AmerenCIPS and AmerenUE (June 30, 2001 Ameren Corporation Form 10-Q, Exhibit 10.1).

         (b)     Reports on Form 8-K.  None.

         Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and Form 10-K are on file with the SEC under File Number 1-14756.


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


Date:  August 14, 2001

                                                                    Exhibit 12

                             UNION ELECTRIC COMPANY
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
                      PREFERRED STOCK DIVIDEND REQUIREMENTS

                                                                                                      12 Months
                                                                                                        Ended
                                       Year Ended December 31,                                         June 30,
                                      --------------------------------------------------------------------------

                                            1996         1997        1998        1999        2000        2001
                                            ----         ----        ----        ----        ----        ----

                                                        Thousands of Dollars Except Ratios

Net Income                                 $304,876    $301,655    $320,070    $349,252    $353,011    $347,582
Add- Extraordinary items net of tax               -      26,967           -           -           -           -
                                          ----------   ---------   ---------   ---------   ---------   ---------
Net income from continuing operations       304,876     328,622     320,070     349,252     353,011     347,582

                                          ----------   ---------   ---------   ---------   ---------   ---------
   Taxes based on income                    196,210     199,763     212,554     226,696     224,149     216,541
                                          ----------   ---------   ---------   ---------   ---------   ---------


Net income before income taxes              501,086     528,385     532,624     575,948     577,160     564,123
                                          ----------   ---------   ---------   ---------   ---------   ---------


Add- fixed charges:
   Interest on long term debt               120,547     125,705     124,766     117,899     121,763     116,115
   Other interest                             7,828       9,299       1,660      (1,342)      4,219       4,331
   Rentals                                    3,458       3,727       3,416       3,899       3,928       3,610
   Amortization of net debt premium,
   discount, expenses and losses              4,269       3,672       3,522       3,421       3,300       3,286

                                          ----------   ---------   ---------   ---------   ---------   ---------
Total fixed charges                         136,102     142,403     133,364     123,877     133,210     127,342
                                          ----------   ---------   ---------   ---------   ---------   ---------

Earnings available for fixed charges        637,188     670,788     665,988     699,825     710,370     691,465
                                          ==========   =========   =========   =========   =========   =========

Ratio of earnings to fixed charges             4.68        4.71        4.99        5.64        5.33        5.42
                                          ==========   =========   =========   =========   =========   =========


Earnings required for preferred dividends:
   Preferred stock dividends                 13,249       8,817       8,817       8,817       8,817       8,817
   Adjustment to pre-tax basis                7,363       4,257       4,649       4,544       4,439       4,362
                                          ----------   ---------   ---------   ---------   ---------   ---------
                                             20,612      13,074      13,466      13,361      13,256      13,179

Fixed charges plus preferred stock
 dividend requirements                      156,714     155,477     146,830     137,238     146,466     140,521
                                          ==========   =========   =========   =========   =========   =========

Ratio of earnings to fixed charges plus
    preferred stock dividend requirements      4.06        4.31        4.53        5.09        4.85        4.92
                                          ==========   =========   =========   =========   =========   =========
