Form 10-Q
period 2001-09-30
UNION ELECTRIC CO
filed 2001-11-14
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 2001

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


                                    Yes      X     .       No             .
                                        ------------          ------------




Shares outstanding of each of registrant's classes of common stock as of November 13, 2001: Common Stock, $5 par value, held by Ameren Corporation (parent company of Registrant) - 102,123,834

                             Union Electric Company

                                      Index

                                                                      Page No.

Part I      Financial Information

            Item 1.  Financial Statements (Unaudited)

               Balance Sheet
               - September 30, 2001 and December 31, 2000                11

               Statement of Income
               - Three months, nine months and 12 months ended
                 September 30, 2001 and 2000                             12

               Statement of Cash Flows
               - Nine months ended September 30, 2001 and 2000           13

               Statement of Common Stockholder's Equity
               - Nine months ended September 30, 2001 and                14
                 12 months ended December 31, 2000.

               Notes to Financial Statements                             15

            Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 2

            Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                             8




Part II     Other Information

            Item 1.  Legal Proceedings                                   20

            Item 5.  Other Information                                   20

            Item 6.  Exhibits and Reports on Form 8-K                    20

                    PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

The unaudited financial statements of Union Electric Company (AmerenUE or the Registrant) appear on pages 11 through 19 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Registrant is a subsidiary of Ameren Corporation (Ameren), a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Both Ameren and its subsidiaries are subject to the regulatory provisions of PUHCA. The Registrant is a public utility operating company engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. The Registrant serves 1.2 million electric and 125,000 gas customers in a 24,500 square-mile area of Missouri and Illinois, including Metropolitan St. Louis.

The Registrant's financial statements include charges for services that Ameren Services Company (Ameren Services), a wholly owned subsidiary of Ameren, provides to the Registrant. Ameren Services provides shared support services for all Ameren companies. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

The following discussion and analysis should be read in conjunction with the Notes to the Financial Statements beginning on page 15, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements, and the Notes to the Financial Statements appearing in the Registrant's 2000 Form 10-K.

RESULTS OF OPERATIONS

Earnings
Third quarter 2001 earnings of $201 million were comparable to 2000 third quarter earnings. Earnings for the nine months ended September 30, 2001, decreased $7 million from the year ago period to $317 million. Earnings for the 12 months ended September 30, 2001 were $337 million, a $10 million decrease from the preceding 12-month period. Earnings fluctuated due to many conditions, primarily: sales growth, weather variations, credits to electric customers, electric rate reductions, gas rate increases, competitive market forces, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), expenses relating to the withdrawal from the electric transmission related Midwest Independent System Operator (Midwest ISO), adoption of a new accounting standard, changes in interest expense, and changes in income and property taxes.

The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 2001 and 2000 are detailed on the following pages.


Electric Operations
Electric Operating Revenues                               Variations for periods ended September  30, 2001
                                                                from comparable prior-year periods
-------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                              Three Months            Nine Months                 Twelve Months
                                                   ------------            -----------                 -------------
-------------------------------------------------------------------------------------------------------------------------
Credit to customers                                $    20                 $   45                      $   31
Effect of abnormal weather                               9                     47                          77
Growth and other                                        16                     28                          28
Interchange sales                                      126                    230                         282
-------------------------------------------------------------------------------------------------------------------------
                                                   $   171                 $  350                      $  418
-------------------------------------------------------------------------------------------------------------------------

The $171 million increase in third quarter electric revenues compared to the year-ago quarter was primarily driven by a 19 percent increase in total kilowatthour sales. Weather-sensitive residential and commercial sales increased 2 percent and 5 percent, respectively, due to warmer summer weather and moderate growth, compared to the prior year. During the period, interchange sales increased significantly; however, lower electric margins were realized on these sales due to lower energy prices and less low-cost generation available for sale, resulting primarily from increased demand from native load customers. These increases were partially offset by decreases in industrial and wholesale sales. Revenues were also favorably impacted by a reduction in the estimated credits to Missouri electric customers (see Note 2 under Notes to Financial Statements for further information). Interchange revenues for each of the three months ended September 30, 2001 and 2000 included sales to related parties of $17 million.

Electric revenues for the first nine months of 2001 increased $350 million compared to the same 2000 period primarily due to a 13 percent increase in total kilowatthour sales. Interchange sales increased 41 percent, while residential and commercial sales increased 6 percent and 7 percent, respectively. These increases were partially offset by decreases in industrial and wholesale sales. The increase in revenues was also attributed to a reduction in the estimated credits to Missouri electric customers (see Note 2 under Notes to Financial Statements for further information). Interchange revenues for the nine-month periods ended September 30, 2001 and 2000 included sales to related parties of $57 million and $48 million, respectively.

Electric revenues for the 12 months ended September 30, 2001 increased $418 million compared to the prior 12-month period. The increase in revenues was primarily due to a 49 percent increase in interchange sales, coupled with a 10 percent and 11 percent increase in weather-sensitive residential and commercial sales, respectively. These increases were partially offset by a decrease in industrial and wholesale sales. The increase in revenues was also attributed to a reduction in the estimated credits to Missouri electric customers (see Note 2 under Notes to Financial Statements for further information). Interchange revenues for the 12-month periods ended September 30, 2001 and 2000 included sales to related parties of $81 million and $53, respectively.


Fuel and Purchased Power                                Variations for periods ended September 30, 2001
                                                               from comparable prior-year periods
----------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months              Nine Months                Twelve Months
                                                 ------------              -----------                -------------
----------------------------------------------------------------------------------------------------------------------
Fuel:
     Generation                                   $    -                  $    (3)                     $    19
     Price                                             3                       13                            7
     Generation efficiencies and other                (5)                      (7)                          (9)
Purchased power variation                            187                      311                          337
----------------------------------------------------------------------------------------------------------------------
                                                  $  185                  $   314                      $   354
----------------------------------------------------------------------------------------------------------------------

The $185 million increase in fuel and purchased power for the three-month period ended September 30, 2001 compared to the prior year period was primarily driven by increased purchased power resulting from higher sales volume and higher fuel costs. Intercompany power purchases from joint dispatch and other agreements approximated $78 million and $27 million for the three months ended September 30, 2001 and 2000, respectively.

The increase in fuel and purchased power costs for the nine-month and 12-month periods ended September 30, 2001, compared to the year ago periods, was primarily driven by increased purchased power resulting from higher sales volumes and the Callaway Nuclear Plant refueling, which occurred in the second quarter of 2001. Intercompany power purchases from joint dispatch and other agreements approximated $122 million and $82 million for the nine months ended September 30, 2001 and 2000, respectively. Intercompany power purchases from joint dispatch and other agreements approximated $138 million and $102 million for the 12 months ended September 30, 2001 and 2000, respectively.

Gas Operations
Gas revenues for the three months ended September 30, 2001, increased $8 million compared to the prior year period, primarily due to gas costs recovered through the Registrant's purchased gas adjustment clause in its Missouri jurisdiction pursuant to which the Registrant recovers gas costs from its Missouri customers. Gas revenues for the nine months and 12 months ended September 30, 2001 increased $35 million and $69 million, respectively, compared to the year-ago periods, primarily due to increases in retail sales resulting from a return to more normal weather conditions and higher gas costs recovered through the Registrant's purchased gas adjustment clauses.

Gas costs for the three months ended September 30, 2001 decreased $3 million compared to the prior year period due to lower gas prices. Gas costs for the nine and 12 months ended September 30, 2001 increased $22 million and $44 million, respectively, compared to the year-ago periods, primarily due to higher sales and gas prices.

Other Operating Expenses
Other operating expenses consist primarily of wages, employee benefits, professional services and expenses associated with support services provided by Ameren Services. Other operating expense variations reflected recurring factors such as growth, inflation, labor and employee benefit cost increases and plant maintenance outages.

Other operations expenses for the three months ended September 30, 2001 were comparable to the three months ended September 30, 2000. Other operations expenses for the nine months ended September 30, 2001 increased $38 million, compared to the same year-ago period primarily due to higher employee benefit costs resulting from changes in actuarial assumptions and investment performance of employee benefit plans' assets as well as increases in professional services. Other operations expenses for the 12 months ended September 30, 2001 increased $92 million, compared to the same year-ago period primarily due to higher employee benefit costs resulting from changes in actuarial assumptions and investment performance of employee benefit plans' assets as well as increases in professional services and injuries and damages (due to claims experience). In addition, a nonrecurring charge of $17 million was recorded in the fourth quarter of 2000 for the withdrawal from the Midwest ISO.

Support services provided by Ameren Services are based on actual costs incurred. For each of the three months ended September 30, 2001 and 2000, other operating expenses provided by Ameren Services totaled $39 million. For the nine months ended September 30, 2001 and 2000, support services provided by Ameren Services totaled $129 million and $111 million, respectively.

Maintenance expenses for the three months ended September 30, 2001 were comparable to the three months ended September 30, 2000. Maintenance expenses for the nine months ended September 30, 2001 increased $26 million compared to the prior year period due to a refueling outage at the Registrant's Callaway Nuclear Plant during the second quarter of 2001. The spring 2001 refueling was completed in 45 days. There was no refueling in 2000. Maintenance expenses for the 12 months ended September 30, 2001 increased $10 million primarily resulting from an increase in the spring 2001 Callaway Nuclear Plant refueling expense compared to fall 1999, partially offset by a reduction in fossil power plant maintenance.

Depreciation and amortization expense for the three, nine and 12 months ended September 30, 2001 increased $2 million, $6 million and $10 million, respectively, compared to the prior year periods due to an increase in depreciable property.

Taxes
Income taxes increased $3 million for the third quarter due to higher pretax income. Income taxes decreased $8 million and $15 million, for the nine and 12 months ended September 30, 2001, respectively, due to lower pretax income.

Other tax expense increased $5 million and $9 million for the nine and 12 months ended September 30, 2001, respectively, primarily due to increases in gross receipts tax resulting from increases in electric sales, compared to the year-ago periods.

Other Income and Deductions
The variation in miscellaneous net for the nine and 12 months ended September 30, 2001, compared to the year-ago periods is primarily due to prior period write-offs of certain non-regulated investments.

Balance Sheet
The $64 million increase in trade accounts receivable at September 30, 2001, compared to the previous year-end, was due primarily to higher revenues in August and September 2001 compared to November and December 2000.

The $165 million decrease in intercompany notes receivable at September 30, 2001, compared to December 31, 2000, reflects changes in funds invested in a regulated money pool (see "Liquidity and Capital Resources" below and Note 3 under Notes to Financial Statements for further information).

Changes in other accounts and notes receivable, accounts and wages payable and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers and receipts from customers, including Ameren Services.

The decrease in other current liabilities of $50 million is primarily due to the reduction in the estimated credit that the Registrant expects to pay its Missouri electric customers (see Note 2 under Notes to Financial Statements for further information).


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $554 million for the nine months ended September 30, 2001, compared to $652 million during the same 2000 period.

Cash flows used in investing activities totaled $245 million and $224 million for the nine months ended September 30, 2001 and 2000, respectively. Construction expenditures for the nine months ended September 30, 2001, for constructing new or improving existing facilities were $409 million. In addition, the Registrant expended $15 million for the acquisition of nuclear fuel. In the second quarter 2001, the Registrant made commitments to purchase four combustion turbine generating units totaling 192 megawatts to be located in Missouri and a 50 megawatt unit to be located at the Venice, Illinois plant that are expected to be operational by summer 2002. The cost of those units was approximately $125 million.

Cash flows used in financing activities totaled $270 million for the nine months ended September 30, 2001, compared to $367 million during the same 2000 period. The Registrant's principal financing activities for the period included the issuance and redemption of long-term debt and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At September 30, 2001, the Registrant had committed bank lines of credit aggregating $136 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At September 30, 2001, the Registrant had no outstanding short-term borrowings.

The Registrant also has a bank credit agreement due 2002 which permits the borrowing of up to $300 million, all of which was unused and $230 million was available at September 30, 2001. In addition, the Registrant has the ability to borrow up to approximately $488 million from Ameren or from two of Ameren's other subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and Ameren Services, through a regulated money pool agreement. The total amount available to the Registrant at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenCIPS or Ameren Services but increased to the extent AmerenCIPS or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Registrant, AmerenCIPS and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three months and nine months ended September 30, 2001, the average interest rate for the regulated money pool was 3.67 percent and 4.51 percent, respectively. As of September 30, 2001, the Registrant had loaned $91 million to the regulated money pool and at least $58 million was available through the regulated money pool subject to reduction for borrowings by AmerenCIPS or Ameren Services.

Additionally, the Registrant has a lease agreement that provides for the financing of nuclear fuel. At September 30, 2001, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the nine months ended September 30, 2001, included redemptions under the lease for nuclear fuel of $64 million, offset by $3 million of issuances. At September 30, 2001, $53 million was financed under the lease.

During the course of Ameren's resource planning, several alternatives, in addition to the Missouri and Venice plant capacity additions described above, are being considered to satisfy anticipated regulatory load requirements for 2001 and beyond for the Registrant, AmerenCIPS and AmerenEnergy Resources Company (Resources Company), the Ameren subsidiary which holds its nonregulated generating operations. The Registrant purchased 500 megawatts of capacity and energy for the summer of 2001 (450 megawatts from AmerenEnergy Marketing Company (Marketing Company), a subsidiary of Resources Company). Alternatives being considered for the summer of 2002 and beyond include the purchase of up to 500 megawatts of capacity and energy, among other things. The Registrant is reviewing four combustion turbine generating units, which had been planned for commercial operation in 2004 and 2005 by Resources Company, to determine if they can be used by the Registrant instead of Resources Company, in order to fulfill the Registrant's generating capacity needs. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

In May 2001, the Missouri Public Service Commission (MoPSC) filed pleadings with the Federal Energy Regulatory Commission (FERC) and the SEC relating to the Registrant's agreement to purchase 450 megawatts of capacity and energy from Marketing Company. The Missouri Office of Public Counsel (OPC) also filed pleadings with the FERC in this matter. The MoPSC's FERC pleading was filed in a proceeding initiated by Marketing Company for approval of its power sales agreement with the Registrant. Such pleading requested the FERC to reject Marketing Company's proposed market based rates alleging concerns about affiliate abuse and the overall competitiveness of the market and requested the FERC to set for hearing the appropriate level of cost-based rates, or in the alternative, set for hearing whether Marketing Company has demonstrated that its proposed market-based rates will be just and reasonable. In its pleading, the OPC submitted similar comments. In June 2001, the FERC issued an order which accepted the power sales agreement (with minor modifications), without hearing or suspension, and rejected the pleadings of the MoPSC and the OPC. In July 2001, the MoPSC filed with the FERC a request for clarification of its June 2001 order in the following two respects: (1) that it does not insulate the power sales agreement from a finding of invalidity by the SEC under PUHCA and (2) that it does not preempt the MoPSC from inquiring into the reasonableness of the Registrant's decision to enter into the agreement. On September 14, 2001, the FERC issued an order granting the MoPSC's request for clarification. Under the terms of the FERC's June 2001 order, the power sales agreement became effective June 1, 2001.

The  MoPSC's  SEC  pleading  requests  an  investigation  into  the  contractual relationship between the Registrant, Marketing Company and AmerenEnergy Generating Company (Generating Company), another subsidiary of Resources Company, in the context of the 450 megawatt power sales agreement and requests that the SEC find that such relationship violates a provision of PUHCA which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated exempt wholesale generator, like Generating Company. In this case, the MoPSC's approval of the power sales agreement was not requested under PUHCA because Generating Company is not a party to the agreement. As a remedy, the MoPSC proposes that the SEC require the Registrant to contract directly with Generating Company and submit such contract to the MoPSC for review. The SEC has not responded to this matter to date. At this time, management is unable to predict the outcome of this proceeding or the ultimate impact on the Registrant's future financial position, results of operation or liquidity.

The Registrant, in the ordinary course of business, explores opportunities to reduce its costs in order to remain competitive in the marketplace. Areas where the Registrant focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, over the past two years, the Registrant has reached agreements with all of its major collective bargaining units which will permit the Registrant to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel sources for use at the Registrant's fossil power plants, as well as restructuring or terminating existing contracts with suppliers.

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

RATE MATTERS

On June 30, 2001, the Registrant's experimental alternative regulation plan (the
Plan) for its Missouri electric customers expired (see Note 2 under Notes to Financial Statements for further information about the Plan). With the Plan's expiration, on July 2, 2001, the MoPSC staff filed with the MoPSC an excess earnings complaint against the

Registrant that proposes to reduce the Registrant's annual electric revenues ranging from $213 million to $250 million. Factors contributing to the MoPSC staff's recommendation include return on equity (ROE), revenues and customer growth, depreciation rates and other cost of service expenses. The ROE incorporated into the MoPSC staff's recommendation ranges from 9.04 percent to
10.04 percent. The MoPSC has not yet determined a schedule for evidentiary hearings on the MoPSC staff's recommendation. The MoPSC is not bound by the MoPSC staff's recommendation. Depending on the outcome of the MoPSC's decision, further appeals in the courts may be warranted.

In the interim, the Registrant is preparing to vigorously contest the MoPSC staff's recommendation and expects to continue negotiations with all pertinent parties with the intent to continue with an incentive regulation plan, similar in form to the Plan. The Registrant can not predict the outcome of these negotiations and their impact on the Registrant's financial position, results of operations or liquidity; however, the impact could be material.

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

The Illinois Law, among other things, requires the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers in Illinois were offered choice on December 31, 2000. Commercial and industrial customers in Illinois represent approximately 7 percent of the Registrant's total sales. As of September 30, 2001, the impact of retail direct access on the Registrant's financial condition, results of operations or liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

Missouri
During the legislative session that ended in May 2001, the Registrant participated in discussions with the Missouri legislature regarding legislation that would not restructure the electric industry in Missouri, but would allow utilities to transfer generation assets to an affiliated generating company. In addition, the legislation would have allowed the State's largest nonresidential customers to choose their electric supplier, among other things. No electric industry legislation was passed during the legislative session.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest ISO and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $17 million ($10 million after taxes), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in the first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. In the second quarter of 2001, the settlement agreement was approved by the FERC. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. Additional regulatory approvals of the SEC, FERC, MoPSC and the Illinois Commerce

Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational within 90-120 days after the FERC's approval. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operations or liquidity.

ACCOUNTING MATTERS

In January 2001, the Registrant implemented Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact of that adoption resulted in the Registrant recording a cumulative effect charge of $5 million after taxes to the income statement, and a cumulative adjustment of $8 million after income taxes to other comprehensive income (OCI), which reduced stockholder's equity. (See Note 4 under Notes to Financial Statements for further information.) In June 2001, the Derivatives Implementation Group (DIG), a committee of the Financial Accounting Standards Board (FASB) responsible for providing guidance on the implementation of SFAS 133, reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. Specifically, the DIG concluded that power purchase or sales agreements (both forward contracts and option contracts) may meet an exception for normal purchases and sales accounting treatment if certain criteria are met. This guidance was effective beginning July 1, 2001 and did not have a material impact on the Registrant's financial condition, results of operations or liquidity upon adoption. However, in October 2001, the DIG revised this guidance, with the revisions effective January 1, 2002. At this time, the Registrant is evaluating the impact of the DIG's revisions to determine the effect on the Registrant's future financial condition, results of operations, or liquidity upon application.

In September 2001, the DIG issued guidance regarding the accounting treatment for fuel contracts that combine a forward contract and a purchased option contract. The DIG concluded that contracts containing both a forward contract and a purchased option contract are not eligible to qualify for the normal purchases and sales exception under SFAS 133. This guidance is effective in second quarter 2002. The Registrant is evaluating the impact of this guidance on its future financial condition, results of operations or liquidity; however, the impact could be material.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to record the assets and liabilities of the acquired enterprise at fair market value rather than historical cost. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 141 and SFAS 142 are not expected to have a material effect on the Registrant's financial position, results of operations or liquidity upon adoption. At this time, the Registrant is assessing the impact of SFAS 143 on its financial position, results of operations or liquidity upon adoption.

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

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates associated with its issuance of both long-term and short-term variable-rate debt and commercial paper. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2002 as compared to 2001, the Registrant's interest expense would increase by approximately $5 million and net income would decrease by approximately $3 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt as of September 30, 2001, continued to be outstanding throughout 2002, and that the average interest rates for these instruments increased one percentage point over 2001. The estimate does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

With regard to the Registrant's exposure to commodity price risk for purchased power and excess electricity sales, Ameren has a subsidiary, AmerenEnergy, Inc. (AmerenEnergy), which has as its primary responsibility managing market risks associated with the changing market prices for electricity purchased and sold on behalf of the Registrant.

Although the Registrant cannot completely eliminate the effects of gas price volatility, its strategy is designed to minimize the effect of market conditions on the results of operations. The Registrant's gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures, including fixed price, indexed price and embedded price hedges such as caps and collars. The Registrant's strategy also utilizes physical assets through storage, operator and balancing agreements to minimize price volatility. The Registrant's electric marketing strategy is to extract additional value from its generation facilities by selling energy in excess of needs for term sales and purchasing energy when the market price is less than the cost of generation. The

Registrant's primary use of derivatives has been limited to transactions that are expected to reduce price risk exposure for the Registrant.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of September 30, 2001, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q, which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future, due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in Alliance RTO; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; wholesale pricing for electricity; business and economic conditions; the impact of the adoption of new accounting standards; interest rates; weather conditions; fuel availability; generation plant construction, installation and performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; competition from other generating facilities including new facilities that may be developed in the future; cost and availability of transmission capacity for the energy generated by the Registrant's generating facilities or required to satisfy energy sales made by the Registrant; and legal and administrative proceedings.

                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                                 September 30,          December 31,
ASSETS                                                                2001                 2000
------                                                         --------------        --------------
Property and plant, at original cost:
  Electric                                                         $9,672,334            $9,449,275
  Gas                                                                 250,034               236,139
  Other                                                                37,169                37,140
                                                               --------------        --------------
                                                                    9,959,537             9,722,554
   Less accumulated depreciation and amortization                   4,747,725             4,571,292
                                                               --------------        --------------
                                                                    5,211,812             5,151,262
Construction work in progress:
  Nuclear fuel in process                                              87,171               117,789
  Other                                                               292,651               111,527
                                                               --------------        --------------
     Total property and plant, net                                  5,591,634             5,380,578
                                                               --------------        --------------
Investments and other assets:
  Nuclear decommissioning trust fund                                  174,478               190,625
  Other                                                                71,948                65,811
                                                               --------------        --------------
     Total investments and other assets                               246,426               256,436
                                                               --------------        --------------
Current assets:
  Cash and cash equivalents                                            58,336                19,960
  Accounts receivable - trade (less allowance for doubtful
    accounts of $7,315 and $6,251, respectively)                      342,195               277,947
  Other accounts and notes receivable                                  45,141                28,216
  Intercompany notes receivable                                        90,860               255,570
  Materials and supplies, at average cost -
   Fossil fuel                                                         76,016                52,155
   Other                                                               85,167                82,161
  Other                                                                15,266                16,757
                                                               --------------        --------------
      Total current assets                                            712,981               732,766
                                                               --------------        --------------
Regulatory assets:
  Deferred income taxes                                               602,353               599,973
  Other                                                               137,190               146,373
                                                               --------------        --------------
     Total regulatory assets                                          739,543               746,346
                                                               --------------        --------------
Total Assets                                                       $7,290,584            $7,116,126
                                                               ==============        ==============

CAPITAL AND LIABILITIES
-----------------------
Capitalization:
  Common stock, $5 par value, 150,000,000 shares authorized -
   102,123,834 shares outstanding                                    $510,619              $510,619
   Other paid-in capital, principally premium on
    common stock                                                      701,896               701,896
   Retained earnings                                                1,392,277             1,358,137
   Accumulated other comprehensive income                              (1,428)                 -
                                                               --------------        --------------
      Total common stockholder's equity                             2,603,364             2,570,652
   Preferred stock not subject to mandatory redemption                155,197               155,197
   Long-term debt                                                   1,710,526             1,760,439
                                                               --------------        --------------
      Total capitalization                                          4,469,087             4,486,288
                                                               --------------        --------------
Current liabilities:
   Accounts and wages payable                                         281,043               293,511
   Accumulated deferred income taxes                                   27,751                30,325
   Taxes accrued                                                      312,044                86,125
   Other                                                              146,518               196,127
                                                               --------------        --------------
      Total current liabilities                                       767,356               606,088
                                                               --------------        --------------
Accumulated deferred income taxes                                   1,342,214             1,315,109
Accumulated deferred investment tax credits                           130,731               132,922
Regulatory liability                                                  140,232               148,643
Other deferred credits and liabilities                                440,964               427,076
                                                               --------------        --------------
Total Capital and Liabilities                                      $7,290,584            $7,116,126
                                                               ==============        ==============

See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)

                                          Three Months Ended             Nine Months Ended           Twelve Months Ended
                                             September 30,                  September 30,               September 30,

                                        ----------------------        -----------------------      -----------------------
                                           2001         2000             2001          2000           2001         2000
                                           ----         ----             ----          ----           ----         ----
 OPERATING REVENUES:
    Electric                           $1,034,296     $862,918        $2,396,193    $2,046,447        $2,939,742    $2,521,762
    Gas                                    18,915       11,173           106,197        71,345           164,093        95,077
    Other                                     113          -                 423           -                 423           -
                                      -----------     --------       -----------   -----------        ----------    ----------
 Total operating revenues               1,053,324      874,091         2,502,813     2,117,792         3,104,258     2,616,839

  OPERATING EXPENSES:
   Operations
    Fuel and purchased power              377,991      193,152           858,630       544,766         1,042,376       688,689
    Gas                                     7,533       10,356            64,531        42,804           103,250        59,137
    Other                                 125,318      124,644           388,052       350,037           538,314       446,300
                                      -----------     --------       -----------   -----------        ----------    ----------
                                          510,842      328,152         1,311,213       937,607         1,683,940     1,194,126
  Maintenance                              55,330       56,057           214,310       188,717           275,623       265,725
  Depreciation and amortization            70,176       67,942           208,614       202,345           276,645       266,669
  Income taxes                            133,600      130,989           212,829       220,473           219,156       234,310
  Other taxes                              62,637       62,826           165,812       160,737           214,535       205,714
                                      -----------     --------       -----------   -----------        ----------    ----------
   Total operating expenses               832,585      645,966         2,112,778     1,709,879         2,669,899     2,166,544

 OPERATING INCOME                         220,739      228,125           390,035       407,913           434,359       450,295

 OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used
   during construction                       4,105       1,250             7,928         4,079             9,147         5,212
  Miscellaneous, net                         4,491       4,475            13,519        10,016            19,949        17,016
                                       -----------    --------       -----------   -----------        ----------    ----------
    Total other income and (deductions)      8,596       5,725            21,447        14,095            29,096        22,228

 INCOME BEFORE
  INTEREST CHARGES                         229,335     233,850           411,482       422,008           463,455       472,523

 INTEREST CHARGES:
  Interest                                  28,500      31,846            88,965        97,860           120,387       124,091
  Allowance for borrowed funds used
    during construction                     (1,959)     (2,083)           (5,784)       (6,027)           (8,069)       (7,856)
                                       -----------    --------       -----------   -----------        ----------    ----------
     Net interest charges                   26,541      29,763            83,181        91,833           112,318       116,235
                                       -----------    --------       -----------   -----------        ----------    ----------

 INCOME BEFORE CUMULATIVE
     EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                  202,794     204,087           328,301       330,175           351,137       356,288

 CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE, NET
  OF INCOME TAXES                             -           -               (4,848)         -               (4,848)          -
                                       -----------    --------       -----------   -----------        ----------    ----------

 NET INCOME                                202,794     204,087           323,453       330,175           346,289       356,288

 PREFERRED STOCK DIVIDENDS                   2,204       2,204             6,613         6,613             8,817         8,817
                                       -----------   ---------       -----------   -----------        ----------    ----------

 NET INCOME AFTER PREFERRED
 STOCK DIVIDENDS                          $200,590    $201,883          $316,840      $323,562          $337,472      $347,471
                                       ===========   =========       ===========   ===========        ==========    ==========

See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)


                                                                     Nine Months Ended
                                                                        September 30,
                                                                ---------------------------------
                                                                   2001                 2000
                                                                   ----                 ----
Cash Flows From Operating:
 Net income                                                       $323,453             $330,175
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Cumulative effect of change in accounting principle               4,848                 -
   Depreciation and amortization                                   199,415              193,383
   Amortization of nuclear fuel                                     21,084               27,714
   Allowance for funds used during construction                    (13,712)             (10,106)
   Deferred income taxes, net                                       17,094                6,913
   Deferred investment tax credits, net                             (2,191)              (4,328)
   Changes in assets and liabilities:
    Receivables, net                                               (81,173)             (89,944)
    Materials and supplies                                         (26,867)              10,884
    Accounts and wages payable                                     (81,568)              14,406
    Taxes accrued                                                  225,919              138,443
    Other, net                                                     (32,377)              34,889
                                                                  ---------            ---------
Net cash provided by operating activities                          553,925              652,429

Cash Flows From Investing:
 Construction expenditures                                        (408,610)            (230,023)
 Allowance for funds used during construction                       13,712               10,106
 Nuclear fuel expenditures                                         (14,988)             (11,691)
 Intercompany notes receivable                                     164,710                7,650
                                                                  ---------            ---------
Net cash used in investing activities                             (245,176)            (223,958)

Cash Flows From Financing:
 Dividends on common stock                                        (213,600)            (207,224)
 Dividends on preferred stock                                       (6,613)              (6,613)
 Redemptions -
    Nuclear fuel lease                                             (64,122)              (8,276)
    Long-term debt                                                    -                (338,650)
 Issuances -
    Nuclear fuel lease                                               3,062                7,270
    Long-term debt                                                  10,900              186,500
                                                                  ---------            ---------
Net cash used in financing activities                             (270,373)            (366,993)

Net change in cash and cash equivalents                             38,376               61,478
Cash and cash equivalents at beginning of year                      19,960              117,308
                                                                  ---------            ---------
Cash and cash equivalents at end of period                        $ 58,336             $178,786
                                                                  =========            =========

Cash paid during the periods:
 Interest (net of amount capitalized)                             $ 73,170             $ 80,537
 Income taxes, net                                                $ 40,744             $114,548


See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                    UNAUDITED
                             (Thousands of Dollars)


                                                              Nine Months Ended                 Year Ended
                                                              September 30, 2001            December 31, 2000
                                                            ---------------------          -------------------
Common stock                                                   $   510,619                    $   510,619

Other paid-in capital                                              701,896                        701,896



Retained earnings
 Beginning balance                                               1,358,137                      1,221,167
 Net income                                                        323,453                        353,011
 Common stock dividends                                           (282,700)                      (207,224)
 Preferred stock dividends                                          (6,613)                        (8,817)
                                                            ---------------------          -------------------
                                                                 1,392,277                      1,358,137

Accumulated other comprehensive income
 Beginning balance                                                    -                              -
 Change in current period                                           (1,428)                          -
                                                            ---------------------          -------------------
                                                                    (1,428)                          -
                                                            ---------------------          -------------------
Total common stockholder's equity                              $ 2,603,364                    $ 2,570,652
                                                            =====================          ===================

Comprehensive income, net of tax
 Net income                                                    $   323,453                    $   353,011
 Cumulative effect of accounting change, net of taxes               (7,881)                          -
 Unrealized net gain on derivative hedging instruments               6,453                           -
                                                            ---------------------          -------------------
                                                               $   322,025                    $   353,011
                                                            =====================          ===================


See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2001

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
Union Electric Company (AmerenUE or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren is the parent company of the following operating subsidiaries: the Registrant, Central Illinois Public Service Company (AmerenCIPS), and AmerenEnergy Generating Company, a wholly owned subsidiary of AmerenEnergy Resources Company. Both Ameren and its subsidiaries are subject to the regulatory provisions of PUHCA. The Registrant is a  public  utility  engaged  principally  in  the  generation,  transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. Contracts among the Registrant and other Ameren subsidiaries--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company (Ameren Services). The Registrant serves 1.2 million electric and 125,000 gas customers in a 24,500 square-mile area of Missouri and Illinois, including Metropolitan St. Louis.

The Registrant also has a 40 percent interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and/or operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

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

Factors Affecting Business
Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 2001 and 2000, are not necessarily indicative of trends for any three-month, nine-month or 12-month period.

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

A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the merger of the Registrant and CIPSCO Incorporated that formed Ameren. Like the Original Plan, the New Plan required that earnings over a 12.61 percent regulatory return on equity up to a 14 percent regulatory return on equity be shared equally between customers and stockholders. The New Plan also returned to customers 90 percent of all earnings above a 14 percent regulatory return on equity up to a 16 percent regulatory return on equity. Earnings above a 16 percent regulatory return on equity were credited entirely to customers. The New Plan ran from July 1, 1998 through June 30, 2001. As of September 30, 2001, the Registrant recorded an estimated credit of $40 million for the plan year ended June 30, 2001 compared to $35 million in the prior period. These credits were reflected as a reduction in electric revenues in the periods accrued. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ended June 30, 2001.

With the New Plan's expiration on June 30, 2001, on July 2, 2001, the MoPSC staff filed with the MoPSC an excess earnings complaint against the Registrant that proposes to reduce the Registrant's annual electric revenues ranging from $213 million to $250 million. Factors contributing to the MoPSC staff's recommendation include return on equity (ROE), revenues and customer growth, depreciation rates and other cost of service expenses. The ROE incorporated into the MoPSC staff's recommendation ranges from 9.04 percent to 10.04 percent. The MoPSC has not yet determined a schedule for evidentiary hearings on the MoPSC staff's recommendation. The MoPSC is not bound by the MoPSC staff's recommendation. Depending on the outcome of the MoPSC's decision, further appeals in the courts may be warranted.

In the interim, the Registrant is preparing to vigorously contest the MoPSC staff's recommendation and expects to continue negotiations with all pertinent parties with the intent to continue with an incentive regulation plan, similar to the New Plan. The Registrant can not predict the outcome of these negotiations and their impact on the Registrant's financial position, results of operations or liquidity; however, the impact could be material.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $17 million ($10 million after taxes), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. In the second quarter of 2001, the settlement agreement was approved by the FERC. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. Additional regulatory approvals of the SEC, FERC, MoPSC and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational within 90-120 days after the FERC's approval. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operations or liquidity.

Note 3 - Related Party Transactions

The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. For the three, nine and 12 months ended September, 30, 2001, intercompany power purchases from joint dispatch and other agreements were approximately $78 million, $122 million and $138 million, respectively, compared to $27 million, $82 million and $102 million for the three, nine and 12 months ended September 30, 2000, respectively. Intercompany power sales for the three, nine and 12 months ended September 30, 2001 were approximately $17 million, $57 million and $81 million, compared to $17 million, $48 million and $53 million for the three, nine and 12 months ended September 30, 2000, respectively. Intercompany receivables included in other accounts and notes receivable were approximately $32 million and $20 million, respectively, as of September 30, 2001 and December 31, 2000. Intercompany payables included in accounts and wages payable totaled approximately $117 million and $27 million, respectively, as of September 30, 2001 and December 31, 2000.

Other operating expenses consist primarily of wages, employee benefits, professional services and expenses associated with support services provided by Ameren Services. The support services provided by Ameren Services are based on actual costs incurred. For each of the three months ended September 30, 2001 and 2000, other operating expenses provided by Ameren Services totaled $39 million. For the nine months ended September 30, 2001 and 2000, support services provided by Ameren Services totaled $129 million and $111 million, respectively.

Also, the Registrant has the ability to borrow up to approximately $488 million from Ameren, AmerenCIPS or Ameren Services through a regulated money pool agreement. The total amount available to the Registrant at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenCIPS or Ameren Services but increased to the extent AmerenCIPS or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Registrant, AmerenCIPS and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three and nine month periods ended September 30, 2001, the average interest rate for the regulated money pool was 3.67 percent and 4.51 percent, respectively. Intercompany interest income for the quarters ended September 30, 2001 and 2000 was approximately $1 million and $3 million, respectively. For the nine-month periods ended September 30, 2001 and 2000, intercompany interest income was approximately $7 million for each period. For the 12-month periods ended September 30, 2001 and 2000, intercompany interest income was approximately $10 million and $9 million, respectively. As of September 30, 2001, the Registrant had outstanding intercompany receivables of $91 million and at least $58 million was available through the regulated money pool subject to reduction for borrowings by AmerenCIPS or Ameren Services.

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

The Registrant utilizes derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. The Registrant's risk management objective is to optimize the return from its physical generating assets, while managing exposures to volatile energy commodity prices and emission allowances within prudent risk management policies, which are established by a Risk Management Steering Committee (RMSC) comprised of senior-level Ameren officers. Price fluctuations in natural gas, fuel and electricity cause (1) an unrealized appreciation or depreciation of the Registrant's firm commitments to purchase when purchase prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the Registrant uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. Ameren primarily uses derivatives to optimize the value of its physical and contractual positions. Ameren continually assesses its supply and delivery commitment positions against forward market prices and internally forecasts forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general these transactions serve to reduce price risk for the Registrant. Additionally, the Registrant is authorized to engage in certain transactions that serve to increase the organization's exposure to price, credit and operational risk for expected gains. All transactions are continuously monitored and valued by the RMSC to assure compliance with Ameren policies. The RMSC employs a variety of risk measurement techniques and position limits including value at risk, credit value at risk, stress testing, effectiveness testing along with qualitative measures to establish transaction parameters and measure transaction compliance.

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

For the three months ended September 30, 2001, the net gain which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery, was immaterial. For the nine months ended September 30, 2001, the net gain which represented the impact of the discontinued cash flow hedges, the ineffective portion of the cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery, was $5 million. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

As of September 30, 2001, the entire deferred net loss on derivative instruments accumulated in other comprehensive income was immaterial and is expected to be reversed during the next twelve months. The derivative losses will be reversed upon delivery of the commodity being hedged.

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

Other
As of September 30, 2001, the Registrant has recorded the fair value of derivative financial instrument assets of $9 million in Other Assets and derivative financial instrument liabilities of $20 million in Other Deferred Credits and Liabilities.

The Registrant has entered into fixed-price forward contracts for the purchase of coal and natural gas. While these contracts meet the definition of a derivative under SFAS 133, the Registrant records these transactions as normal purchases and normal sales because the contracts are expected to result in physical delivery. The Registrant is currently reevaluating the accounting for these transactions as a result of recent guidance issued by the Derivatives Implementation Group of the Financial Accounting Standards Board (see Accounting Matters under Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion).

                                                                 Exhibit 3(ii)

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Reference is made to Note 12 - Commitments and Contingencies to the "Notes to Financial Statements" in the Registrant's Form 10-K for the year ended December 31, 2000, for a discussion of the involvement of the Registrant with a contaminated site in Sauget, Illinois. On September 13, 2001, the United States Environmental Protection Agency (EPA) proposed that the Sauget Area 1 and Sauget Area 2 sites be listed on the National Priorities List (NPL). If successful, the listing of these sites on the NPL would permit the EPA to access funds designated under the Comprehensive Environmental Response Compensation Liability Act of 1980 (commonly known as CERCLA or Superfund) to remediate the sites.


ITEM 5.  OTHER INFORMATION.

         The following material organizational changes have been made to senior management by the Board of Directors:

         o Gary L. Rainwater was elected President and Chief Operating Officer, effective August 30, 2001, reporting to Charles W. Mueller, who became Chairman, while retaining his title of Chief Executive Officer.

         o Warner L. Baxter was elected Senior Vice President, Finance, effective August 30, 2001, replacing Donald E. Brandt, who resigned.

         o Jerre E. Birdsong was elected Vice President and Treasurer, effective October 12, 2001.

         o Martin J. Lyons was appointed Controller, effective October 22, 2001, replacing Warner L. Baxter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)(i)  Exhibits.

                 3(ii)   - By-Laws of the Company as amended to August 23, 2001.

                 12      - Computation of Ratio of Earnings to Fixed Charges and
                           Preferred Stock Dividend Requirements, 12 months Ended September 30, 2001.

         (a)(ii) Exhibits Incorporated by Reference.

                 10.1    - Power Sales Agreement between AmerenEnergy Marketing
                           Company and Union Electric Company (September 30, 2001 AmerenEnergy Generating Company Form 10-Q,
                           Exhibit 10.1).

         (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated July 2, 2001 reporting that the Missouri Public Service Commission (MoPSC) staff filed with the MoPSC an excess earnings complaint against the Registrant that proposes to reduce the Registrant's annual electric revenues ranging from $213 million to $250 million.

       Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNION ELECTRIC COMPANY
                                      (Registrant)


                                      By   /s/ Warner L. Baxter
                                         ---------------------------
                                               Warner L. Baxter
                                        Senior Vice President, Finance
                                         (Principal Financial Officer)


Date:   November 14, 2001

                             UNION ELECTRIC COMPANY


                                  B Y - L A W S

                          As Amended to August 23, 2001





                                   ARTICLE I.
                                  -----------

                                  Stockholders

                Section 1. The annual meeting of the stockholders of the Company shall be held on the fourth Tuesday of April in each year (or if said day be a legal holiday, then on the next succeeding day not a legal holiday), at the registered office of the Company in the City of St. Louis, State of Missouri, or at such other place within or without the State of Missouri as may be stated in the notice of meeting, for the purpose of electing directors and of transacting such other business as may properly be brought before the meeting.

                Section 2. Special meetings of the stockholders may be called by the Chief Executive Officer or by the Board of Directors pursuant to a resolution adopted by a majority of the total number of directors which the Company would have if there were no vacancies.

                Section 3. Written or printed notice of each meeting of stockholders stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered or given not less than ten nor more than seventy days before the date of the meeting, either personally or by mail, to each stockholder of record entitled to vote thereat, at his address as it appears, if at all, on the records of the Company. Such further notice shall be given by mail, publication or otherwise as may be required by law. Meetings may be held without notice if all the stockholders entitled to vote thereat are present or represented at the meeting, or if notice is waived by those not present or represented.

                Section 4. The holders of record of a majority of the shares of the capital stock of the Company issued and outstanding, entitled to vote thereat, present in person or represented by proxy, shall, except as otherwise provided by law, constitute a quorum at all meetings of the stockholders. If at any meeting there be no such quorum, such holders of a majority of the shares so present or represented may successively adjourn the meeting to a specified date not longer than ninety days after such adjournment, without notice other than announcement at the meeting, until such quorum shall have been obtained, when any business may be transacted which might have been transacted at the meeting as originally notified. The chairman of the meeting or a majority of shares so represented may adjourn the meeting from time to time, whether or not there is such a quorum.

                Section 5. Meetings of the stockholders shall be presided over by the Chief Executive Officer or, if he is not present, by the Chairman of the Board of Directors or by the President or, if neither the Chairman nor the President is present, by such other officer of the Company as shall be selected for such purpose by the Board of Directors. The Secretary of the Company or, if he is not present, an Assistant Secretary of the Company or, if neither the Secretary nor an Assistant Secretary is present, a secretary pro tem to be designated by the presiding officer shall act as secretary of the meeting.

                Section 6. At all meetings of the stockholders every holder of record of the shares of the capital stock of the Company, entitled to vote thereat, may vote either in person or by proxy.

                Section 7. At all elections for directors the voting shall be by written ballot. If the object of any meeting be to elect directors or to take a vote of the stockholders on any proposition of which notice shall have been given in the notice of the meeting, the person presiding at such meeting shall appoint not less than two persons, who are not directors, inspectors to receive and canvass the votes given at such meeting. Any inspector, before he shall enter on the duties of his office, shall take and subscribe an oath, in the manner provided by law, that he will execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall take charge of the polls and after the balloting shall make a certificate of the result of the vote taken.

                Section 8. (a) (1) Nominations of persons for election to the Board of Directors of the Company and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (a) pursuant to the Company's notice of meeting, (b) by or at the direction of the Board of Directors or (c) by any stockholder of the Company who was a stockholder of record at the time of giving of notice provided for in this By-Law, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this By-Law.

                (2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (c) of paragraph
(a) (1) of this By-Law, the stockholder must have given timely notice thereof in writing to the Secretary of the Company and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 14a-11 thereunder (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such stockholder, as they appear on the Company's books, and of such beneficial owner and (ii) the class and number of shares of the Company which are owned beneficially and of record by such stockholder and such beneficial owner.

                (3) Notwithstanding anything in the second sentence of paragraph
(a) (2) of this By-Law to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Company is increased and there is no public announcement by the Company naming all of the nominees for director or specifying the size of the increased Board of Directors at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this By-Law shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the 10th day following the day on which such public announcement is first made by the Company.

                (b) Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Company's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Company's notice of meeting (1) by or at the direction of the Board of Directors or (2) provided that the Board of Directors has determined that directors shall be elected at such meeting, by any stockholder of the Company who is a stockholder of record at the time of giving of notice provided for in this By-Law, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this By-Law. In the event the Company calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Company's notice of meeting, if the stockholder's notice required by paragraph (a) (2) of this By-Law shall be delivered to the Secretary at the principal executive offices of the Company not earlier than the close of business on the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the public announcement of an adjournment of a special meeting commence a new time period for the giving of a stockholder's notice as described above.

                (c) (1) Only such persons who are nominated in accordance with the procedures set forth in this By-Law shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this By-Law. Except as otherwise provided by law, the Articles of Incorporation or these By-Laws, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this By-Law and, if any proposed nomination or business is not in compliance with this By-Law, to declare that such defective proposal or nomination shall be disregarded.

                (2) For purposes of this By-Law, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Company with the Securities and Exchange Commission pursuant to
Section 13, 14 or 15(d) of the Exchange Act.

                (3) Notwithstanding the foregoing provisions of this By-Law, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this By-Law. Nothing in this By-Law shall be deemed to affect any rights (a) of stockholders to request inclusion of proposals in the Company's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (b) of the holders of any series of Preferred Stock to elect directors under specified circumstances.


                                   ARTICLE II.
                                 --------------

                                   Directors

                Section 1. The property and business of the Company shall be controlled and managed by its Board of Directors. The number of directors to constitute the Board of Directors shall be five; provided, however, that such number may be fixed by the Board of Directors, from time to time, at not less than a minimum of three nor more than a maximum of fourteen (subject to the rights of the holders of Preferred Stock as set forth in the Articles of Incorporation of the Company, as amended). Any such change shall be reported to the Secretary of State of the State of Missouri within thirty (30) calendar days of such change. Not less than one member of the Board of Directors shall be a bona fide citizen of the State of Missouri. Except as otherwise provided in the Articles of Incorporation of the Company, as amended, the directors shall hold office until the next annual election and until their successors shall be elected and qualified. A majority of the members of the Board of Directors shall constitute a quorum for the transaction of business, but if at any meeting of the Board there shall be less than a quorum present, a majority of the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until such quorum shall have been obtained, when any business may be transacted which might have been transacted at the original meeting had a quorum been present.

                Section 2. Vacancies in the Board of Directors, including vacancies created by newly created directorships, shall be filled in the manner provided in the Articles of Incorporation of the Company, as amended, and, except as otherwise provided therein, the directors so elected shall hold office until their successors shall be elected and qualified.

                Section 3. Meetings of the Board of Directors shall be held at such time and place within or without the State of Missouri as may from time to time be fixed by resolution of the Board, or as may be stated in the notice of any meeting. Regular meetings of the Board shall be held at such time as may from time to time be fixed by resolution of the Board, and notice of such meetings need not be given. Special meetings of the Board may be held at any time upon call of the Chief Executive Officer or the Executive Committee, by oral, telegraphic or written notice, duly given or sent or mailed to each director not less than two (2) days before any such meeting. The notice of any meeting of the Board need not specify the purposes thereof except as may be otherwise required by law. Meetings may be held at any time without notice if all of the directors are present or if those not present waive notice of the meeting, in writing.

                Section 4. The Board of Directors, by the affirmative vote of a majority of the whole Board may appoint an Executive Committee, to consist of two or more directors, one of whom shall be a bona fide citizen of the State of Missouri, as the Board may from time to time determine. The Executive Committee shall have and may exercise to the extent permitted by law, when the Board is not in session, all of the powers vested in the Board, except the power to fill vacancies in the Board, the power to fill vacancies in or to change the membership of said Committee, and the power to make or amend By-Laws of the Company. The Board shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve, the Executive Committee. The Executive Committee may make rules for the conduct of its business and may appoint such committees and assistants as it shall from time to time deem necessary. A majority of the members of the Executive Committee shall constitute a quorum.

                Section 5. The Board of Directors may also appoint one or more other committees to consist of such number of the directors and to have such powers as the Board may from time to time determine. The Board shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve, any such committee. A majority of any such committee may determine its action and fix the time and place of its meetings, unless the Board of Directors shall otherwise provide.


                                  ARTICLE III.
                                 -------------

                                    Officers

                Section 1. As soon as is practicable after the election of directors at the annual meeting of stockholders, the Board of Directors shall elect one of its members President of the

Company, and shall elect a Secretary. The Board may also elect from its members a Chairman of the Board of Directors (which office may be held by the President) and one or more Vice Chairman of the Board of Directors. The Board shall designate either the Chairman, if any, or the President as the Chief Executive Officer of the Company. In addition, the Board may elect one or more Vice Presidents (any one or more of whom may be designated as Senior or Executive Vice Presidents), and a Treasurer, and from time to time may appoint such Assistant Secretaries, Assistant Treasurers and other officers, agents, and employees as it may deem proper. The offices of Secretary and Treasurer may be held by the same person, and a Vice President of the Company may also be either the Secretary or the Treasurer.

                Section 2. Between annual elections of officers, the Board of Directors may effect such changes in Company offices as it deems necessary or proper.

                Section 3. Subject to such limitations as the Board of Directors may from time to time prescribe, the officers of the Company shall each have such powers and duties as generally pertain to their respective offices, as well as such powers and duties as from time to time may be conferred by the Board of Directors or the Executive Committee. The Treasurer and the Assistant Treasurers may be required to give bond for the faithful discharge of their duties, in such sum and of such character as the Board of Directors may from time to time prescribe.


                                   ARTICLE IV.
                                  ------------

                                 Indemnification

                Each person who now is or hereafter becomes a director (which term as used in this Article shall include an advisor to the Board of Directors), officer, employee or agent of the Company, or who now is or hereafter becomes a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise at the request of the Company, shall be entitled to indemnification as provided by law. Such right of indemnification shall include, but not be limited to, the following:

                Section 1. (a) The Company may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit, or proceeding, whether civil, criminal, administrative or investigative, other than an action by or in the right of the Company, by reason of the fact that he is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

                (b) The Company may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including attorneys' fees, and amounts paid in settlement actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Company unless and only to the extent that the court in which the action or suit was brought determines upon application that, despite the adjudication of liability and in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.

                (c) To the extent that a director, officer, employee or agent of the Company has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in subsections (a) and (b) above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the action, suit, or proceeding.

                (d) Any indemnification under subsections (a) and (b) above, unless ordered by a court, shall be made by the Company only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in this Section. The determination shall be made by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit, or proceeding, or if such a quorum is not obtainable, or even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or by the stockholders.

                Section 2. (a) In addition to the indemnity authorized or contemplated under other Sections of this Article, the Company shall further indemnify to the maximum extent permitted by law, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit, or proceeding (including appeals), whether civil, criminal, investigative (including private Company investigations), or administrative, including an action by or in the right of the Company, by reason of the fact that the person is or was a director, officer, or employee of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan, for and against any and all expenses incurred by such person, including, but not limited to, attorneys' fees, judgments, fines (including any excise taxes or penalties assessed on a person with respect to an employee benefit plan), and amounts paid in settlement actually or reasonably incurred by him in connection with such action, suit or proceeding, provided that the Company shall not indemnify any person from or on account of such person's conduct which was finally adjudged to have been knowingly fraudulent, deliberately dishonest or willful misconduct.

                (b) Where full and complete indemnification is prohibited by law or public policy, any person referred to in subsection (a) above who would otherwise be entitled to indemnification nevertheless shall be entitled to partial indemnification to the extent permitted by law and public policy. Furthermore, where full and complete indemnification is prohibited by law or public policy, any person referred to in subsection (a) above who would otherwise be entitled to indemnification nevertheless shall have a right of contribution to the extent permitted by law and public policy in cases where said party is held jointly liable with the Company.

                Section 3. The indemnification provided by Sections 1 and 2 shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under the articles of incorporation or bylaws or any agreement, vote of stockholders or disinterested directors or otherwise both as to action in his official capacity and as to action in another capacity while holding such office, and the Company is hereby specifically authorized to provide such indemnification by any agreement, vote of stockholders or disinterested directors or otherwise. The indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

                Section 4. The Company is authorized to purchase and maintain insurance on behalf of, or provide another method or methods of assuring payment to, any person who is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any capacity, or arising out of his status as such, whether or not the Company would have the power to indemnify him against such liability under the provisions of this Article.

                Section 5. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of the action, suit, or proceeding as authorized by the Board of Directors in the specific case upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the Company as authorized in this Article.

                Section 6. This Article may be hereafter amended or repealed; provided, however, that no amendment or repeal shall reduce, terminate or otherwise adversely affect the right of a person who is or was a director, officer, employee or agent to obtain indemnification with respect to an action, suit, or proceeding that pertains to or arises out of actions or omissions that occur prior to the effective date of such amendment or repeal.

                                   ARTICLE V.
                                  -----------

                              Certificates of Stock

                Section 1. The interest of each stockholder shall be evidenced by certificates for shares of stock of the Company, in such form as the Board of Directors may from time to time prescribe. The certificates for shares of stock of the Company shall be signed by the Chairman, if any, or the President or a Vice President (including Senior or Executive Vice Presidents) and by the Secretary or Treasurer or an Assistant Secretary or an Assistant Treasurer of the Company and sealed with the seal of the Company and shall be countersigned and registered in such manner, if any, as the Board of Directors may from time to time prescribe. Any or all the signatures on the certificate may be facsimile and the seal may be facsimile, engraved or printed. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, the certificate may nevertheless be issued by the Company with the same effect as if the person were an officer, transfer agent or registrar at the date of issue.

                Section 2. The shares of stock of the Company shall be transferable only on the books of the Company by the holders thereof in person or by duly authorized attorney, upon surrender for cancellation of certificates for the same number of shares of the same class of stock, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed, and with such proof of the authenticity of the signatures as the Company or its agents may reasonably require.

                Section 3. No certificate for shares of stock of the Company shall be issued in place of any certificate alleged to have been lost, stolen or destroyed, except upon production of such evidence of such loss, theft or destruction, and upon the Company being indemnified to such extent and in such manner as the Board of Directors in its discretion may require.


                                   ARTICLE VI.
                                  ------------

                       Closing of Stock Transfer Books or
                               Fixing Record Date

                The Board of Directors shall have power to close the stock transfer books of the Company for a period not exceeding seventy days preceding the date of any meeting of stockholders or the date of payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of shares shall go into effect; provided, however, that in lieu of closing the stock transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding seventy days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of shares shall go into effect, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting, and any adjournment thereof, or entitled to receive payment of any such dividend, or entitled to any such allotment of rights, or entitled to exercise the rights in respect of any such change, conversion or exchange of shares. In such case such stockholders and only such stockholders as shall be stockholders of record on the date of closing the stock transfer books or on the record date so fixed shall be entitled to notice of, and to vote at, such meeting, and any adjournments thereof, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any shares on the books of the Company after such date of closing of the transfer books or such record date fixed as aforesaid.

                                  ARTICLE VII.
                                 -------------

                               Checks, Notes, etc.

                All checks and drafts on the Company's bank accounts and all bills of exchange and promissory notes, and all acceptances, obligations and other instruments for the payment of money, shall be signed by such officer or officers or agent or agents as shall be thereunto authorized from time to time by the Board of Directors. The Board of Directors may authorize any such officer or agent to sign and, when the Company's seal is on the instrument, to attest any of the foregoing instruments by the use of a facsimile signature, engraved or printed or otherwise affixed thereto. In case any officer or agent who has signed or whose facsimile signature has been placed upon any such instrument for the payment of money shall have ceased to be such officer or agent before such instrument is issued, such instrument may nevertheless be issued by the Company with the same effect as if such officer or agent had not ceased to be such officer or agent at the date of its issue.


                                  ARTICLE VIII.
                                 --------------

                                   Fiscal Year

                The fiscal year of the Company shall begin on the first day of January in each year and shall end on the thirty-first day of December following until otherwise changed by resolution of the Board, and the Board is authorized at any time by resolution to adopt and fix a different fiscal year for the Company.


                                   ARTICLE IX.
                                  ------------

                                 Corporate Seal

                The corporate seal shall have inscribed thereon the name of the Company and the words "Corporate Seal, Missouri".

                                   ARTICLE X.
                                  -----------

                                   Amendments

                The By-Laws of the Company may be made, altered, amended, or repealed by the Board of Directors.

                                                                                                                        Exhibit 12

                                                                 UNION ELECTRIC COMPANY
                                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS

                                                                                                         12 Months
                                                                                                           Ended
                                                           Year Ended December 31,                      September 30,
                                      --------------------------------------------------------------------------------

                                            1996         1997        1998        1999        2000           2001
                                           ------       ------      ------      ------      ------         ------

                                                       Thousands of Dollars Except Ratios

Net Income                                 $304,876    $301,655    $320,070    $349,252    $353,011          $346,289
Add- Extraordinary items net of tax               -      26,967           -           -           -                 -
                                         ----------   ---------   ---------   ---------   ---------   ---------------
Net income from continuing operations       304,876     328,622     320,070     349,252     353,011           346,289

                                         ----------   ---------   ---------   ---------   ---------   ---------------
 Taxes based on income                      196,210     199,763     212,554     226,696     224,149           219,089
                                         ----------   ---------   ---------   ---------   ---------   ---------------

                                                                                          ---------   ---------------
Net income before income taxes              501,086     528,385     532,624     575,948     577,160           565,378
                                         ----------   ---------   ---------   ---------   ---------   ---------------


Add- fixed charges:
 Interest on long term debt                 120,547     125,705     124,766     117,899     121,763           112,693
 Other interest                               7,828       9,299       1,660      (1,342)      4,219             4,412
 Rentals                                      3,458       3,727       3,416       3,899       3,928             3,511
 Amortization of net debt premium, discount,
    expenses and losses                       4,269       3,672       3,522       3,421       3,300             3,282

                                          ---------    --------    --------    --------    --------    --------------
Total fixed charges                         136,102     142,403     133,364     123,877     133,210           123,898
                                          ---------    --------    --------    --------    --------    --------------

Earnings available for fixed charges        637,188     670,788     665,988     699,825     710,370           689,276
                                          =========    ========    ========    ========    ========    ==============

Ratio of earnings to fixed charges             4.68        4.71        4.99        5.64        5.33              5.56
                                          =========    ========    ========    ========    ========    ==============


Earnings required for preferred dividends:
   Preferred stock dividends                 13,249       8,817       8,817       8,817       8,817             8,817
   Adjustment to pre-tax basis                7,363       4,257       4,649       4,544       4,439             4,432
                                          ---------    --------    --------    --------    --------    --------------
                                             20,612      13,074      13,466      13,361      13,256            13,249

Fixed charges plus preferred stock dividend
    requirements                            156,714     155,477     146,830     137,238     146,466           137,147
                                          =========    ========    ========    ========    ========    ==============

Ratio of earnings to fixed charges plus
    preferred stock dividend requirements      4.06        4.31        4.53        5.09        4.85              5.02
                                          =========    ========    ========    ========    ========    ===============
