Form 10-K405
period 2001-12-31
UNION ELECTRIC CO
filed 2002-03-28
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the transition period from to .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  ( X ).   No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

     Aggregate market value of voting stock held by non-affiliates based on the last reported sale price on the NYSE composite tape on March 21, 2002 (excluding Preferred Stock for which quotes are not publicly available): $46,813,493.

     Shares of Common  Stock,  $5 par value,  outstanding  as of March 21, 2002:
102,123,834 shares (all owned by Ameren Corporation).

                      Documents incorporated by references.

     Portions of the registrant's definitive proxy statement for the 2002 annual meeting are incorporated by reference into Part III.



                                TABLE OF CONTENTS

PART I  Page

Item   1    -  Business
                General...................................................    1
                Capital Program and Financing.............................    1
                Rates and Regulation......................................    2
                Fuel Supply for Electric Generating Facilities............    3
                Industry Issues...........................................    4
Item   2    -  Properties.................................................    4
Item   3    -  Legal Proceedings..........................................    7
Item   4    -  Submission of Matters to a Vote of Security Holders<F1>

Executive Officers of the Registrant (Item 401(b) of Regulation S-K)......    8

PART II

Item   5    -  Market for Registrant's Common Equity and Related
                    Stockholder Matters...................................    9
Item   6    -  Selected Financial Data....................................    9
Item   7    -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.............................    9
Item   7A   -  Quantitative and Qualitative Disclosures about Market Risk.   22
Item   8    -  Financial Statements and Supplementary Data................   23
Item   9    -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure<F1>

PART III

Item 10     -  Directors and Executive Officers of the Registrant<F2>.....   44
Item 11     -  Executive Compensation<F2>.................................   44
Item 12     -  Security Ownership of Certain Beneficial Owners
                    and Management<F2>....................................   44
Item 13     -  Certain Relationships and Related Transactions<F2>.........   45

PART IV

Item 14 -Exhibits, Financial Statement Schedules and Reports on Form 8-K..   45

SIGNATURES     ..............................................................47
EXHIBITS       ..............................................................48


_____________________

<F1> Not applicable and not included herein.
<F2> Incorporated herein by reference.

                                     PART I

ITEM  1.  BUSINESS.

                                     GENERAL

     Union Electric Company (AmerenUE or the Company) is a subsidiary of Ameren Corporation (Ameren), a holding company which is registered under the Public Utility Holding Company Act of 1935. On December 31, 1997, the Company and CIPSCO Incorporated (CIPSCO) combined with the result that the common shareholders of the Company and CIPSCO became the common shareholders of Ameren, and Ameren became the owner of 100% of the common stock of the Company and CIPSCO's operating subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (the Merger). Since the Merger, Ameren has formed a number of other subsidiaries including AmerenEnergy, Inc. which serves as an energy trading and marketing agent for the Company, Ameren Services Company which provides shared support services to the Company, and AmerenEnergy Fuels and Services Company which provides fuel procurement and gas supply services for the Company. For additional information on the Company's business organization, see Note 1 to the "Notes to Financial Statements" under
Item 8 herein.

     The Company, incorporated in Missouri in 1922, is successor to a number of companies, the oldest of which was organized in 1881. The Company is the largest electric utility in the State of Missouri and supplies electric service in territories in Missouri and Illinois having an estimated population of 2,600,000 within an area of approximately 24,500 square miles, including the greater St. Louis area. Retail gas utility service is supplied in 90 Missouri communities and in the City of Alton, Illinois and vicinity. The Company supplies electric service to about 1.2 million customers and natural gas service to about 130,000 customers.

     For the year 2001, 95% of total operating revenues was derived from the sale of electric energy and 5% from the sale of natural gas. Electric operating revenues as a percentage of total operating revenues in 2000 and 1999 were 95% and 96%, respectively.

     The Company employed 4,287 persons at December 31, 2001. For information on labor agreements, see Note 11 to the "Notes to Financial Statements" under Item 8 herein.

     For additional information regarding the Company's business operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and "Financial Statements and Supplementary Data" under Item 8 herein.


                          CAPITAL PROGRAM AND FINANCING

     For information on the Company's capital program, external cash sources and intercompany borrowings, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 herein and Notes 3, 5, 7, 8 and 11 to the "Notes to Financial Statements" under Item 8 herein.

     Financing Restrictions. Under the most restrictive earnings test contained in the Company's Indenture of Mortgage and Deed of Trust (Mortgage) relating to its First Mortgage Bonds (Bonds), no Bonds may be issued (except in certain refunding operations) unless the Company's net earnings available for interest after depreciation for 12 consecutive months within the 15 months preceding such issuance are at least two times annual interest charges on all Bonds and prior lien bonds then outstanding and to be issued (all calculated as provided in the Mortgage). Such ratio for the 12 months ended December 31, 2001 was 9.4, which would permit the Company to issue an additional $3.6 billion of Bonds (8% annual interest rate assumed). Additionally, the Mortgage permits issuance of new bonds up to (a) 60% of defined property additions, or (b) the amount of previous bonds retired or to be retired, or (c) the amount of cash put up for such purpose. At December 31, 2001, the aggregate amount of Bonds issuable under (a) and (b) above was approximately $3.0 billion.

     The Company's Restated Articles of Incorporation restrict the Company from selling Preferred Stock unless its net earnings for a period of 12 consecutive months within 15 months preceding such sale are at least two and one-half times the annual dividend requirements on its Preferred Stock then outstanding and to be issued. Such ratio for the 12 months ended December 31, 2001 was 42.0, which would permit the Company to issue an additional $1.7 billion stated value of Preferred Stock (8% annual dividend rate assumed). Certain other financing arrangements require the Company to obtain prior consents to various actions by the Company, including any future borrowings, except for permitted financings such as borrowings under revolving credit agreements, the nuclear fuel lease, unsecured short-term borrowings (subject to certain conditions), and the issuance of additional Bonds.

                              RATES AND REGULATION

     Rates. Rates that the Company is allowed to charge for its services are the single most important item influencing the Company's financial position, results of operations and liquidity. The Company is highly regulated and the regulation of the rates the Company charges its customers is determined, in large part, outside of the Company's control by governmental organizations. Decisions by these organizations are influenced by many factors, including the Company's recent cost of providing service, the Company's quality of service, and regulatory staff knowledge and experience, economic conditions and social and political views. Decisions made by these organizations regarding the Company's rates could have a material impact on the Company's financial position, results of operations and liquidity.

     For the year 2001, approximately 83%, 6%, and 11% of the Company's electric operating revenues were based on rates regulated by the Missouri Public Service Commission (MoPSC), the Illinois Commerce Commission (ICC), and the Federal Energy Regulatory Commission (FERC) of the U. S. Department of Energy (DOE), respectively. For information on rate matters in these jurisdictions, including the excess earnings complaint proceeding pending before the MoPSC, see "Results of Operations", "Rate and Regulatory Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 12 to the "Notes to Financial Statements" under Item 8 herein.

     General Regulatory Matters. The Company is subject to regulation by the Securities and Exchange Commission (SEC) and, as a subsidiary of Ameren, is subject to the provisions of the Public Utility Holding Company Act of 1935. The Company is subject to regulation by the MoPSC and the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. The Company is also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, mergers, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the SEC.

     For information on regulatory matters in these jurisdictions, including the current status of electric utility restructuring in Illinois and Missouri, see "Liquidity and Capital Resources", "Rate and Regulatory Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Note 2 to the "Notes to Financial Statements" under Item 8 herein.

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

     Environmental Matters. The Company, in certain of its operations is subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment, including the identification, generation, storage, handling, transportation, disposal, record keeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials, safety and health standards, and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants. Failure to comply with those statutes or regulations could have material adverse effects on the Company, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring the Company into compliance. The Company believes that it is in material compliance with existing regulations.

     See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Note 11 to the "Notes to Financial Statements" under Item 8 herein for a discussion of environmental matters.

                 FUEL SUPPLY FOR ELECTRIC GENERATING FACILITIES
Cost of Fuels                                              Year
-------------           --------------------------------------------------------------------------------
                                2001            2000            1999            1998           1997
                                ----            ----            ----            ----           ----
Per Million BTU - Coal       98.228(cent)    96.004(cent)   100.685(cent)   100.015(cent)  105.600(cent)
                - Nuclear    37.184(cent)    40.269(cent)    46.552(cent)    48.803(cent)   47.472(cent)
                - System     86.696(cent)    84.213(cent)    89.833(cent)    90.378(cent)   92.816(cent)

Per kWh of Steam Generation    .903(cent)      .892(cent)      .958(cent)      .968(cent)     .979(cent)


     Coal. Because of uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns and other factors, the Company has a policy of maintaining coal inventory consistent with its expected burn practices. As of December 31, 2001 and 2000, approximately 55 and 35 days, respectively, supply of coal was in inventory. Approximately 66% of the Company's generating capability for the 2001 peak summer electrical demand was fueled by coal.

     Nuclear. The components of the nuclear fuel cycle required for nuclear generating units are as follows: (1) uranium; (2) conversion of uranium into uranium hexafluoride; (3) enrichment of uranium hexafluoride; (4) conversion of enriched uranium hexafluoride into uranium dioxide and the fabrication into nuclear fuel assemblies; and (5) disposal and/or reprocessing of spent nuclear fuel.

     The Company has agreements and/or inventories to fulfill its Callaway Nuclear Plant needs for uranium, enrichment, fabrication and conversion services. With the exception of enrichment services, such needs are satisfied through 2004. A supply of enrichment services for unfulfilled needs after 2002 is being pursued. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires refueling at 18-month intervals, and the next refueling is scheduled for the fall of 2002. During a refueling, the Callaway Plant is out of service for approximately one month.

     Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per nuclear generated kilowatt-hour sold for future disposal of spent fuel. Electric utility rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Company has sufficient storage capacity at the Callaway site until 2020 and has the capability for additional storage capacity through the licensed life of the plant in 2024. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of Callaway Plant.

     Approximately 14% of the Company's generating capability for the 2001 peak summer electrical demand was fueled by nuclear.

     Oil and Natural Gas. The actual and prospective use of such fuels for utility electric generation purposes is minimal, and the Company has not experienced and does not expect to experience difficulty in obtaining adequate supplies. Approximately 7% of the Company's generating capability for the 2001 peak summer electrical demand was fueled by oil and 3% by natural gas.

     For additional information on the Company's "Fuel Supply", see "Results of Operations", "Liquidity and Capital Resources", "Quantitative and Qualitative Disclosures About Market Risk" and "Effects of Inflation and Changing Prices" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 11 and 12 to the "Notes to Financial Statements" under Item 8 herein.


                                 INDUSTRY ISSUES

     The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include:

     o    the potential for more intense competition;

     o    the potential for changes in the structure of regulation;

     o changes in the structure of the industry as a result of changes in federal and state laws, including the formation of unregulated generating entities;

     o on-going consideration of additional changes of the industry by federal and state authorities;

     o continually developing environmental laws, regulations and issues, including proposed new air quality standards;

     o    public concern about the siting of new facilities;

     o    proposals for demand side management programs;

     o public concerns about nuclear decommissioning and the disposal of nuclear wastes; and

     o    global climate issues.

The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition or liquidity.

     For additional information on certain of these issues, see "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 herein and Notes 2 and 11 to the "Notes to  Financial  Statements"  under
Item 8 herein.

ITEM 2.  PROPERTIES.

     For information on the Company's principal properties including electric transmission assets, planned additions or replacements and transfers, see "Results of Operations", "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein, Notes 2 and 11 to the "Notes to Financial Statements" under Item 8 herein, and the generating facilities table below.

     The Company is a member of MAIN (Mid-America Interconnected Network) which is one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. MAIN operates primarily in Wisconsin, Michigan, Illinois and Missouri. The Company's bulk power system is operated as an Ameren-wide control area and transmission system under the FERC-approved amended joint dispatch agreement between the Company and its Illinois-based affiliates, AmerenEnergy Generating Company (Generating Company) and AmerenCIPS. AmerenCIPS transferred all of its generating assets to Generating Company on May 1, 2000 in conjunction with Illinois' electric utility restructuring legislation, called The Electric Service Customer Choice and Rate Relief Law of 1997. The amended joint dispatch agreement provides a basis upon which AmerenUE and Generating Company can participate in the coordinated operation of Ameren's transmission facilities with their generating facilities in order to achieve economies consistent with the provision of reliable electric service and an equitable sharing of the benefits and costs of that coordinated operation. Ameren, in 2001, had more than 30 interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others.

     The Company owns 40% of the common stock of Electric Energy, Inc. ("EEI"), and its affiliate, AmerenCIPS, currently owns 20% of such stock. Before mid-year 2002, AmerenCIPS expects to transfer its common stock interest in EEI to its affiliate, AmerenEnergy Resources Company. The transfer will complete the process of achieving a full divestiture of all electric generating capacity that had been owned directly or indirectly by AmerenCIPS. The remaining 40% of the common stock of EEI is held 20% each by two other sponsoring companies -- Kentucky Utilities Company and Illinova Generating Company. EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

     As of December 31, 2001, the Company owned approximately 3,500 circuit miles of electric transmission lines. The Company also owned 2,900 miles of gas mains and three propane-air gas plants used to supplement the available pipeline supply of natural gas during periods of abnormally high demands. Other properties of the Company include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

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

     The following table sets forth information with respect to the Company's generating facilities and capability at the time of the expected 2002 peak summer electrical demand. The Company has entered into contracts for the purchase of 300 megawatts of additional capacity and energy for 2002 and is considering the purchase of 100 megawatts more for the same time period.


                         AmerenUE Generating Facilities

Energy                                                                  Net Kilowatt
Source          Plant                          Location            Installed Capability<F1>

Coal          Labadie                     Franklin County, MO                 2,327,000
              Rush Island                 Jefferson County, MO                1,188,000
              Sioux                       St. Charles County, MO                964,000
              Meramec                     St. Louis County, MO                  865,000
                                                                            -----------
                                          Total Coal                          5,344,000

Nuclear       Callaway                    Callaway County, MO                 1,126,000

Hydro         Osage                       Lakeside, MO                          226,000
              Keokuk                      Keokuk, IA                            141,000
                                                                            -----------
                                          Total Hydro                           367,000

Pumped-
storage       Taum Sauk                   Reynolds County, MO                   440,000

Oil           Venice CT<F2> 1             Venice, IL                             25,000
              Howard Bend CT              St. Louis County, MO                   43,000
              Fairgrounds CT              Jefferson City, MO                     55,000
              Mexico CT                   Mexico, MO                             55,000
              Moberly CT                  Moberly, MO                            55,000
              Moreau CT                   Jefferson City, MO                     55,000
              Meramec CT 1                St. Louis County, MO                   55,000
                                                                          -------------
                                          Total Oil                             343,000

Natural       Kirksville CT               Kirksville, MO                         13,000
Gas           Viaduct CT                  Cape Girardeau, MO                     25,000
              Venice                      Venice, IL                            343,000
              Meramec CT 2*               St. Louis County, MO                   53,000
              Venice CT 2<F3>             Venice, IL                             48,000
              Peno Creek CTs 1
                   through 4<F4>          Bowling Green, MO                     188,000
                                                                          -------------
                                          Total Natural Gas                     670,000
                                                 TOTAL                        8,290,000<F5>

______________________

<F1>"Net Kilowatt Installed Capability" represents generating capacity available for dispatch from the facility into the electric transmission grid.
<F2>The abbreviation "CT" represents combustion turbine generating unit. An asterisk (*) indicates that the CT has the capability of operating on either oil or natural gas (dual fuel).
<F3>Venice CT 2 is under construction and scheduled to go into commercial operation before the expected 2002 peak.
<F4>Peno Creek CTs 1, 2, 3 and 4 are under construction and scheduled to go into commercial operation before the expected 2002 peak. Subject to the receipt of the appropriate state and local governmental approvals, these CTs, together with most of the property on which they are located, are planned to be transferred to the City of Bowling Green and leased back to AmerenUE for a term of twenty years pursuant to Missouri economic development statutes which afford property tax abatement for such an arrangement. Ownership of the CTs and related property will return to AmerenUE at the expiration of the lease term.
<F5>Excludes net kilowatt installed capability of generating facilities owned by
    EEI.

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

     Included in these proceedings are a number of lawsuits that name the Company, AmerenCIPS or Ameren, along with numerous other parties, as defendants which were filed by plaintiffs claiming varying degrees of injury from asbestos exposure. More than twenty such lawsuits are pending, most of which were filed in the Circuit Court of Madison County, Illinois. The Company received notice of the first lawsuit in March 2001 with notice of the others occurring generally in the fourth quarter of 2001 and the first quarter of 2002. The number of total defendants named in each case is large with more than forty parties named in all except four of the lawsuits. The claims filed against the Company, AmerenCIPS and Ameren allege injury from asbestos exposure during plaintiffs' activities at certain of the companies' electric generating plants (in the case of AmerenCIPS, its former plants which are now owned by Generating Company). In each lawsuit, the plaintiff seeks unspecified damages in excess of $50,000, which typically would be shared among the named defendants.

     For additional information on legal and administrative proceedings, see "Liquidity and Capital Resources", "Rate and Regulatory Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 11 to the "Notes to Financial Statements" under Item 8 herein.

                           -------------------------

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

     o the effects of the Company's pending excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
     o    changes in laws and other governmental  actions;
     o the impact on the Company of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois;
     o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Company's business at both the state and federal levels;
     o the effects of participation in a FERC approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator (Midwest ISO) and the Alliance RTO;
     o future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
     o    average rates for electricity in the Midwest;
     o    business and economic conditions;
     o    the impact of the adoption of new accounting standards;
     o    interest rates and the availability of capital;

     o    actions of rating agencies and the effects of such actions;
     o    weather conditions;
     o    fuel  prices and availability;
     o    generation  plant  construction, installation and performance;
     o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
     o    monetary and fiscal policies;
     o    future wages and employee benefits costs;
     o competition from other generating facilities including new facilities that may be developed in the future;
     o cost and availability of transmission capacity for the energy generated by the Company's generating facilities or required to satisfy energy sales made by the Company; and
     o    legal and administrative proceedings.


INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF
REGULATION S-K:

                         Age At                                         Date First Elected
      Name              12/31/01         Present Position                  or Appointed

Charles W. Mueller        63          Chairman,                               8/30/01
                                      Chief Executive Officer                  1/1/94
                                      and Director                            6/11/93
Gary L. Rainwater         55          President,
                                      Chief Operating Officer                 8/30/01
                                      and Director                            4/28/98
Paul A. Agathen           54          Senior Vice President                  10/12/01
                                      and Director                            4/28/98
Warner L. Baxter          40          Senior Vice President                   8/30/01
                                      and Director                            4/22/99
Daniel F. Cole            48          Senior Vice President                   7/12/99
Garry L. Randolph         53          Senior Vice President                  10/16/00
Thomas R. Voss            54          Senior Vice President                    6/1/99
                                      and Director                           10/25/01
David A. Whiteley         45          Senior Vice President                   8/30/01
Ronald D. Affolter        48          Vice President                         10/16/00
Jerre E. Birdsong         47          Vice President                         10/12/01
                                      and Treasurer                            7/1/93
William J. Carr           64          Vice President                          10/1/88
Michael J. Montana        55          Vice President                           7/1/88
Charles D. Naslund        49          Vice President                           2/1/99
William C. Shores         63          Vice President                           7/1/88
Steven R. Sullivan        41          Vice President, General Counsel          7/1/98
                                      and Secretary                            9/1/98
Martin J. Lyons           35          Controller                             10/22/01


     All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders held in April. Except for Mr. Sullivan and Mr. Lyons, each of the above-named executive officers has been employed by the Company or its affiliates, for more than five years in executive or management positions. Mr. Sullivan was previously employed by Anheuser Busch Companies, Inc. Mr. Lyons was previously employed by PricewaterhouseCoopers LLP.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     There is no market for the Company's Common Stock since all shares are owned by its parent, Ameren.


ITEM  6.  SELECTED FINANCIAL DATA.
For the Years Ended
December 31 (In Thousands)              2001           2000          1999            1998          1997
-------------------------               ----           ----          ----            ----          ----
Operating revenues                  $3,177,930     $2,719,237     $2,534,367    $2,382,775     $2,288,042
Operating income                       456,452        452,237        443,268       428,183        448,827
Net income                             373,836        353,011        349,252       320,070        301,655
Preferred stock dividends                8,817          8,817          8,817         8,817          8,817
Net income after preferred
  stock dividends                      365,019        344,194        340,435       311,253        292,838
Common stock dividends                 283,000        207,224        328,674       259,599        259,395
As of December 31,
Total assets                        $7,288,233     $7,116,126     $7,043,562    $6,829,864     $6,802,285
Long-term debt                       1,599,447      1,760,439      1,882,601     1,674,311      1,846,482
Total common stockholder's equity    2,654,059      2,570,652      2,433,682     2,424,125      2,387,454


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Union Electric Company (AmerenUE or the Company) is a subsidiary of Ameren Corporation (Ameren), a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, AmerenUE and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC), becoming subsidiaries of Ameren (the Merger).

Ameren Services Company (Ameren Services), a wholly-owned subsidiary of Ameren, provides shared support services for Ameren and all Ameren subsidiaries, including the Company. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

RESULTS OF OPERATIONS

Earnings
Earnings for 2001, 2000, and 1999 were $365 million, $344 million, and $340 million, respectively. Earnings increased over the three-year period, primarily due to: the rate of sales growth, weather variations, credits to electric customers, electric rate reductions, gas rate changes, competitive market forces, fluctuating operating costs (including the timing of Callaway Nuclear Plant refueling outages), expenses relating to the withdrawal from the electric transmission-related Midwest Independent System Operator (Midwest ISO), adoption of a new accounting standard, changes in interest expense and changes in income and property taxes.

In 2001, the Company recorded an after-tax, unusual charge of $5 million, representing the impact of the required adoption of a new accounting standard related to derivative financial instruments (see Note 4 - Risk Management and Derivative Financial Instruments under Notes to Financial Statements for further information). In 2000, the Company recorded a $17 million unusual charge to earnings in connection with its withdrawal from the Midwest ISO. The charge reduced earnings $10 million, net of income taxes (see discussion below under "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further information).

Electric Operations
Electric Revenues                                 Variations from Prior Year
--------------------------------------------------------------------------------
(In Millions)                                   2001       2000       1999
--------------------------------------------------------------------------------
Rate variations                                $   -      $  -       $ (9)
Credit to customers                               75       (27)         7
Effect of abnormal weather                         4         7        (37)
Growth and other                                  31        49         54
Interchange sales                                332       119        136
--------------------------------------------------------------------------------
                                               $ 442     $ 148      $ 151
--------------------------------------------------------------------------------

Electric revenues for 2001 increased $442 million compared to 2000, primarily driven by a 17% increase in total kilowatthour sales. Interchange sales increased 60%; however, lower electric margins were realized on these sales due to lower energy prices in the wholesale markets. Residential, commercial and industrial sales were comparable to the prior year. Revenues were also favorably impacted by a reduction in the estimated credits to Missouri electric customers (see Note 2 - Regulatory Matters under Notes to Financials Statements for further information).

Electric revenues for 2000 increased $148 million, compared to 1999, primarily due to a 13% increase in total kilowatthour sales. This increase was primarily driven by a 59% increase in interchange sales due to strong marketing efforts, and increases in weather-sensitive residential and commercial sales of 6% and 9%, respectively. Revenues were partially offset by an increase in the credits to Missouri electric customers (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information) and by a 4% decline in industrial sales.

Electric revenues for 1999 increased $151 million, compared to 1998, primarily due to a 5% increase in total kilowatthour sales. This increase was primarily driven by a 33% increase in interchange sales, due to strong marketing efforts. Also contributing to the revenue increase was a decrease in the credit to Missouri electric customers (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information). Partially offsetting these increases, weather-sensitive residential sales decreased 3%, commercial sales remained flat, while industrial sales decreased 1%.

Interchange revenues for 2001, 2000 and 1999 included sales to related parties of $82 million, $80 million and $40 million, respectively (see Note 3 - Related Party Transactions under Notes to Financial Statements for further information).

Fuel and Purchased Power                          Variations from Prior Year
--------------------------------------------------------------------------------
(In Millions)                                   2001       2000       1999
--------------------------------------------------------------------------------
Fuel:
    Generation                                 $ (10)    $   35     $  (2)
     Price                                        11        (22)       (2)
     Generation efficiencies and other            (6)        (6)       (2)
Purchased power                                  407         65       132
--------------------------------------------------------------------------------
                                               $ 402     $   72     $ 126
--------------------------------------------------------------------------------

The $402 million increase in fuel and purchased power costs for 2001, compared to 2000, was primarily driven by increased purchased power resulting from higher interchange sales and the spring 2001 refueling outage at the Company's Callaway Nuclear Plant, in addition to higher blended fuel costs The $72 million increase in fuel and purchased power costs for 2000, compared to 1999, was primarily due to increased generation and power purchases resulting from higher sales volumes, offset in part by lower fuel prices. The $126 million increase in fuel and purchased power costs for 1999, compared to 1998, was primarily driven by increased power purchases resulting from higher sales volume.

Fuel and purchased power costs for 2001, 2000 and 1999 included purchases of $134 million, $98 million and $81 million, respectively from related parties under joint dispatch and other agreements (see Note 3 - Related Party Transactions under Notes to Financial Statements for further information).

Gas Operations
Gas revenues in 2001 increased $16 million, compared to 2000, primarily due to higher gas costs recovered through the Company's purchased gas adjustment clauses, partially offset by 14% lower total sales , resulting from unusually warm winter weather. Gas revenues in 2000 increased $37 million, compared to 1999, primarily due to increases in retail sales due to unusually cold weather, and an annualized $4 million Missouri gas rate increase, which became effective in November 2000 (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information) and higher gas costs recovered through the Company's purchased gas adjustment clauses. Weather-sensitive residential and commercial sales in 2000 increased by 20% and 25%, respectively, and industrial sales declined 21%. Gas revenues in 1999 were flat compared to 1998.

Gas costs in 2001 increased $3 million, compared to 2000, primarily due to higher gas prices offset by lower total sales. Gas costs in 2000 increased $27 million, compared to 1999, primarily due to higher sales and higher gas prices. Gas costs in 1999 increased $5 million compared to 1998, primarily due to higher gas prices partially offset by lower total sales.

Other Operating Expenses
Other operating expenses consist primarily of wages, employee benefit costs, professional services costs and expenses associated with support services provided by Ameren Services. Other operating expense variations in 1999 through 2001 reflected recurring factors such as growth, inflation, labor and benefit variations, the capitalization of certain costs as a result of a Missouri Public Service Commission (MoPSC) Order and charges for estimated costs relating to withdrawal from the Midwest ISO as discussed below.

Other operating expenses increased $26 million in 2001, compared to 2000, primarily due to higher employee benefits costs in 2001, resulting from increasing healthcare costs, changes in actuarial assumptions and the investment performance of employee benefit plans' assets and increased professional services costs. Other operating expenses, excluding the Midwest ISO related unusual charge, increased $49 million in 2000, compared to 1999. This increase was primarily due to increased professional services costs and increases in injuries and damages expense based on claims experience. The $28 million decrease in other operating expenses in 1999, compared to 1998, was primarily due to the 1998 charge for a targeted employee separation plan and related reduced workforce, decreases in injuries and damages expense based on claims experience and information system-related costs and the capitalization of certain costs (including computer software costs) that had previously been expensed for the Company's Missouri electric operations. The capitalization was a result of the MoPSC Order received in December 1999 (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information).

Other operating expenses provided by Ameren Services for 2001, 2000 and 1999, totaled $161 million, $154 million and $123 million, respectively (see Note 3 - Related Party Transactions under Notes to Financial Statements for further information).

In November 2000, the Company announced that it was withdrawing from the Midwest ISO to become a member of the Alliance Regional Transmission Organization (Alliance RTO). In the fourth quarter of 2000, the Company recorded a pretax unusual charge to earnings of $17 million ($10 million after income taxes), as a result of the Company's decision to withdraw from the Midwest ISO. This charge related to the Company's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. See discussion below under "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

Maintenance expenses increased $12 million in 2001, compared to 2000, primarily due to a refueling outage at the Company's Callaway Nuclear Plant in 2001. The spring 2001 refueling was completed in 45 days. There was not a refueling in 2000. The next refueling is scheduled for the fall of 2002. Maintenance expenses increased $3 million in 2000, compared to 1999. The increase was primarily the result of increased fossil power plant maintenance and tree-trimming activity, partially offset by the lack of a Callaway Nuclear Plant refueling outage in 2000. Maintenance expenses increased $25 million in 1999, compared to 1998, primarily due to increased fossil power plant maintenance and tree trimming activity.

Depreciation and amortization expense increased $9 million, $7 million and $3 million in 2001, 2000 and 1999, respectively, compared to prior year periods, due to increased depreciable property.

Taxes
Income tax expense from operations decreased $2 million in 2001, compared to 2000, due to a lower effective tax rate offset by higher pretax income. Income tax expense from operations decreased $4 million in 2000, compared to 1999, due to a lower effective tax rate. Income tax expense from operations increased $13 million in 1999, compared to 1998, due to higher pretax income.

Other tax expense increased $4 million in 2001, compared to 2000, primarily due to a change in the property tax assessment in the state of Missouri. Other tax expense increased $5 million in 2000, compared to 1999, due to a change in the property tax assessment in the state of Missouri and a refund in the prior year of Illinois invested capital taxes. Other tax expense decreased $8 million in 1999, compared to 1998, due to decreases in gross receipts and invested capital taxes related to the Company's Illinois jurisdiction. The decrease in gross receipts taxes was the result of the restructuring of the Illinois public utility tax whereby gross receipts taxes are no longer recorded as electric revenues and gross receipts tax expense.

Other Income and Deductions
Miscellaneous, net was relatively flat in 2001 compared to 2000. Miscellaneous, net increased $5 million in 2000, compared to 1999, primarily due to write-offs of certain nonregulated investments in 1999, partially offset by increased charitable contributions in 2000. Miscellaneous, net was relatively flat in 1999 compared to 1998.

Interest
Interest expense decreased $13 million in 2001, compared to 2000, primarily due to lower interest expense associated with the nuclear fuel lease and a decrease in other interest expense resulting from lower interest rates. Interest expense increased $9 million in 2000, compared to 1999, primarily due to higher interest expense associated with the nuclear fuel lease and an increase in other interest expense. Interest expense decreased $10 million in 1999, compared to 1998, primarily due to lower debt outstanding during the year and a decrease in other interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $590 million for 2001, compared to $668 million for 2000 and $725 million for 1999. Cash flow from operations decreased over the three-year period principally due to the timing of credits provided to the Company's Missouri electric customers and the changes in working capital requirements, partially offset by increased earnings.

Cash flows used in investing activities totaled $419 million, $414 million, and $419 million for the years ended December 31, 2001, 2000 and 1999, respectively. Expenditures for constructing new or improving existing facilities, net of allowance for funds used during construction were $566 million in 2001, $302 million in 2000 and $232 million in 1999. In addition, the Company expended $24 million in 2001 and $22 million in both 2000 and 1999 for the acquisition of nuclear fuel. The Company also was repaid $172 million from the regulated money pool in 2001 and loaned an additional $90 million and $166 million to the regulated money pool in 2000 and 1999, respectively.

Capital expenditures are expected to approximate $500 million in 2002. For the five-year period 2002 through 2006, construction expenditures are estimated to approximate $2.5 billion. This estimate includes capital expenditures related to the purchase of new combustion turbine generating facilities (see Note 11 - Commitments and Contingencies under Notes to Financial Statements for further information), and the replacement of four steam generators at its Callaway Nuclear Plant. In addition, this estimate includes capital expenditures for transmission, distribution and other generation-related activities, as well as for compliance with new NOx control regulations, as discussed below. The Company plans to add approximately 240 megawatts of combustion turbine generating capacity during 2002 (192 megawatts to be located in Missouri and a 48 megawatt unit to be located at the Company's Venice, Illinois power plant) and are expected to cost approximately $120 million. Due to expected increased demand, and the need to maintain appropriate reserve margins, the Company believes it will need additional generating capacity in the future. For 2002, the Company through a competitive bidding process has entered into a one year contract with its affiliate, AmerenEnergy Marketing Company (Marketing Company), for the purchase of 200 megawatts of additional capacity and energy and a one year contract with another power supplier for 100 megawatts of additional capacity and energy. The Company is considering the purchase of 100 megawatts more for 2002. Additional future resource options under consideration by the Company, include the transfer of the Company's Illinois-based electric and gas business to AmerenCIPS. Other alternatives include the addition of 650 megawatts of combustion turbine generating units. These units are estimated to cost $280 million and would be added subsequent to 2004. As of December 31, 2001, the Company had noncancelable reservation commitments of $22 million related to the potential purchase of these units. The Company continually reviews its generation portfolio and expected electrical needs, and as a result, could modify its plan for generation asset purchases, which could include the timing of when certain assets will be added to, or removed from its portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Changes to the Company's plans for future generating needs could result in losses being incurred by the Company, which could be material.

In the ordinary course of business, the Company evaluates several strategies to enhance its financial position, earnings, and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. The Company is unable to predict which, if any of these initiatives will be executed, as well as the impact these initiatives may have on the Company's future financial position, results of operations or liquidity.

Environmental
On February 13, 2002, the Environmental Protection Agency (EPA) proposed NOx control rules for utility boilers in Missouri (where all of the Company's coal-fired power plant boilers are located) similar to the EPA's program aimed at reducing ozone levels in the Eastern United States. These rules would require an approximate 64% reduction from current levels of NOx emissions. The Company estimates approximately $140 million will be required to be spent to comply with these rules by 2005. This estimate includes the assumption that the regulations will require the installation of Selective Catalytic Reduction (SCR) or similar technology on some of the Company's units, as well as additional controls. The Company is still evaluating the impact of the EPA's regulations and may challenge certain aspects of these rules.

The Company has applied for Early Reduction NOx credits which would allow it to manage compliance strategies by either purchasing NOx control equipment or utilizing credits. The Company may be eligible for such credits due to the current low NOx emission rates of some of the Company's boilers under current regulations.

In July 1997, the EPA issued regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. The standards were challenged by industry and some states, and arguments were eventually heard by the U. S. Supreme Court. On February 27, 2001, the Supreme Court upheld the standards in large part, but remanded a number of significant implementation issues back to the EPA for resolution. The EPA is currently working on a new rulemaking to address the issues raised by the Supreme Court. New ambient standards may require significant additional reductions in sulfur dioxide (SO2) and NOx emissions from the Company's power plants by 2008. At this time, the Company is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

In December 1999, the EPA issued a decision to regulate mercury emissions from coal-fired power plants by 2008. The EPA is scheduled to propose regulations by 2004. These regulations have the potential to add significant capital and/or operating costs to the Company's generating system after 2005. On July 20, 2001, the EPA issued proposed Best Available Retrofit Technology (BART) guidelines to address visibility impairment (so called "Regional Haze") across the United States from sources of air pollution, including coal-fired power plants. The guidelines are to be used by States to mandate pollution control measures for SO2 and NOx emissions. These rules could also add significant pollution control costs to the Company's generating systems between 2008 and 2012.

In addition, the United States Congress has been working on legislation to consolidate the numerous air pollution regulations facing the utility industry. This "multi-pollutant" legislation is expected to be deliberated in Congress in 2002. While the cost to comply with such legislation, if enacted, could be significant, it is anticipated that the costs would be less than the combined impact of the new National Ambient Air Quality Standards, mercury and Regional Haze regulations, discussed above. Pollution control costs under such legislation are expected to be incurred in phases from 2007 through 2015. At this time, the Company is unable to predict the ultimate impact of the above expected regulations and this legislation on its future financial condition, results of operations or liquidity; however, the impact could be material.

See Note 11 - Commitments and Contingencies under Notes to Financial Statements for further discussion of environmental matters and Note 12 - Callaway Nuclear Plant under Notes to Financial Statements for a discussion of Callaway Plant decommissioning costs.

Financing Activities
Cash flows used in financing activities were $176 million for 2001, compared to $351 million and $236 million for 2000 and 1999, respectively. The Company's principal financing activities during 2001included the redemption of $19 million of long-term debt, the issuance of $186 million of short-term debt and the payment of dividends. The Company's principal financing activities during 2000 and 1999 included the redemptions of $320 million and $100 million of long-term debt, the issuances of $187 million and $152 million of long-term debt and the payment of dividends, respectively.

The Company plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Company is authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of commercial paper (maturities generally within 1 to 45 days) and bank loans. At December 31, 2001, the Company had committed bank lines of credit aggregating $131 million, all of which were unused and available at such date. These lines make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Company also has a bank credit agreement due 2002, that supports its commercial paper program totaling $300 million. At December 31, 2001, all of this bank credit agreement was unused; however, due to commercial paper borrowings outstanding, $114 million of such borrowing capacity was available. The Company had $186 million of short-term borrowings outstanding at December 31, 2001. See Note 7 - Short-Term Borrowings under Notes to Financial Statements for further information.

The Company has the ability to borrow up to approximately $425 million from Ameren or from two of Ameren's other subsidiaries, AmerenCIPS and Ameren Services, through a regulated money pool agreement as of December 31, 2001. The total amount available to the Company at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenCIPS or Ameren Services but increased to the extent AmerenCIPS or Ameren Services have surplus funds or the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Company, AmerenCIPS and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the years ended December 31, 2001 and 2000, the average interest rates for the regulated money pool were 3.95% and 6.29%, respectively. As of December 31, 2001, the Company had outstanding intercompany receivables of $84 million through the regulated money pool. At December 31, 2001, at least $37 million was available through the regulated money pool. See
Note 7 - Short-Term Borrowings under Notes to Financial Statements for further discussion.

The Company also has a lease agreement that provides for the financing of nuclear fuel. At December 31, 2001, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing for 2001 included $64 million of redemptions under the lease for nuclear fuel, offset by $13 million of issuances. Cash used in financing for 2000 included $11 million of redemptions under the lease for nuclear fuel, offset by $9 million of issuances. Cash used in financing for 1999 included $65 million of issuances under the lease for nuclear fuel, offset by $15 million of redemptions. At December 31, 2001, $63 million was financed under the lease. See Note 5 - Nuclear Fuel Lease under Notes to Financial Statements for further information.

The following table summarizes the Company's committed credit availability of December 31, 2001:

                               Amount of commitment expiration per period
--------------------------------------------------------------------------------------------------------
(In Millions)                                    Total         Less than 1      1 - 3        4 - 5 years
                                                 amounts       year             years
                                                 committed
--------------------------------------------------------------------------------------------------------
Lines of credit and credit agreements (a)        $431          $431             $  -         $  -
Other commercial commitments (a)                  425           225              200            -
--------------------------------------------------------------------------------------------------------
     Total                                       $856          $656             $200         $  -
--------------------------------------------------------------------------------------------------------
(a)  See Note 7 - Short-Term Borrowings under Notes to Financial Statements for further discussion.

The following table summarizes the Company's contractual obligations as of December 31, 2001:

---------------------------------------------------------------------------------------------------------
(In Millions)                                                  Less than        1 - 3        4 - 5 years
                                                               1 year           years
---------------------------------------------------------------------------------------------------------
Long-term debt and capital lease obligations (a)               $ 92           $  419         $  -
Operating leases                                                  2                4            3
Other long-term obligations (b)                                 425              736          376
---------------------------------------------------------------------------------------------------------
Total cash contractual obligations                             $519           $1,159         $379
---------------------------------------------------------------------------------------------------------
(a) See Note 8 - Long-Term Debt and Note 5 - Nuclear Fuel Lease under Notes to
    Financial Statements for further discussion.
(b) Represents purchase contracts For coal, natural gas, nuclear fuel and electric capacity.

During 2001, as a result of the uncertainty created from the excess earnings complaint filed against the Company (see discussion below under "Rate Matters"), as well as other factors, Moody's, Standard & Poor's and Fitch rating agencies changed their outlooks for the Company's long-term debt ratings and preferred stock from stable to negative. As of December 31, 2001, the ratings of the Company by these rating agencies were as follows:

--------------------------------------------------------------------------------
                                  Moody's        Standard & Poor's     Fitch
--------------------------------------------------------------------------------
     First Mortgage Bonds           Aa3                  A+              AA
     Unsecured Debt                 A1                   A               AA-
     Subordinated Debentures        A2                   A               A+
     Preferred Stock                aa3                  A-              A+
     Commercial Paper               P-1                  A-1             F1+
--------------------------------------------------------------------------------

If the ratings of the Company's first mortgage bonds fall below investment grade, lenders on the Company's $300 million revolving credit facility may elect not to make advances and/or declare outstanding borrowings due and payable. In addition, a decrease in the Company's ratings may reduce its access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings.

RATE AND REGULATORY MATTERS

On June 30, 2001, the Company's  experimental  alternative  regulation plan (the
Plan) for its Missouri retail electric customers expired (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information about the Plan). On July 2, 2001, the MoPSC staff filed with the MoPSC an excess earnings complaint against the Company that proposed to reduce the Company's annual electric revenues ranging from $213 million to $250 million. Factors contributing to the MoPSC staff's recommendation included return on equity
(ROE), revenues and customer growth, depreciation rates and other cost of service expenses. The ROE incorporated into the MoPSC staff's recommendation ranged from 9.04% to 10.04%. In January 2002, MoPSC issued an order that established the test year to be used to determine rates as July 1, 2000 through June 30, 2001, with updates to that test year permitted through September 30, 2001. The MoPSC staff had utilized a test year of July 1, 1999 through June 30, 2000 in its original complaint. In addition, the MoPSC order stated that the Company would be permitted to propose an incentive regulation plan in this proceeding.

The MoPSC order also included a revised procedural schedule to allow all parties additional time to review data and file testimony, due to the utilization of a more current test year. Under the new schedule, the MoPSC staff filed direct testimony on March 1, 2002, which revised its original complaint by proposing to reduce the Company's annual electric revenues ranging from $246 million to $285 million and incorporating a ROE range of 8.91% to 9.91%. The Company and the Missouri Office of Public Counsel (OPC) have until May 10, 2002 to file rebuttal testimony. Evidentiary hearings on the MoPSC staff's recommendation are scheduled to be conducted before the MoPSC beginning in mid-July 2002. The MoPSC is not bound by any of the parties' recommendations. In the event that the MoPSC ultimately determines that a rate decrease is warranted in this case, that rate reduction would be retroactive to April 1, 2002, regardless of when the MoPSC issues its decision. A final decision on this matter may not occur until the fourth quarter of 2002. Depending on the outcome of the MoPSC's decision, further appeals in the courts may be warranted.

In the interim, the Company expects to continue negotiations with all pertinent parties with the intent to continue with an incentive regulation plan. The Company cannot predict the outcome of the MoPSC's decision on this matter and its impact on the Company's financial position, results of operations or liquidity; however, the impact could be material.

See Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion of Rate Matters.

In May 2001, the MoPSC filed pleadings with the Federal Energy Regulatory Commission (FERC) and the SEC relating to the Company's one year agreement to purchase 450 megawatts of capacity and energy during 2001 from its affiliate, Marketing Company, a subsidiary of Ameren Energy Resources Company (Resources Company), which is a wholly-owned subsidiary of Ameren. The OPC also filed pleadings with the FERC in this matter. Such pleading requested the FERC to reject Marketing Company's proposed market-based rates alleging concerns about affiliate abuse and the overall competitiveness of the market and requested the FERC to set for hearing the appropriate level of cost-based rates, or in the alternative, set for hearing whether Marketing Company has demonstrated that its proposed market-based rates will be just and reasonable. In its pleading, the OPC submitted similar comments. In the second quarter of 2001, the FERC issued an order which accepted the power sales agreement (with minor modifications), without hearing or suspension, and rejected the pleadings of the MoPSC and the OPC. In the third quarter 2001, the MoPSC filed with the FERC a request for clarification of its order in the following two respects: (1) that it does not insulate the power sales agreement from a finding of invalidity by the SEC under PUHCA and (2) that it does not preempt the MoPSC from inquiring into the reasonableness of the agreement. The

FERC issued an order granting the MoPSC's request for clarification. Under the terms of the FERC's order, the power sales agreement became effective June 1, 2001.

The MoPSC's SEC pleading requests an investigation into the contractual relationship between the Company, Marketing Company and AmerenEnergy Generating Company (Generating Company), another subsidiary of Resources Company, in the context of the 450 megawatt power sales agreement and requests that the SEC find that such relationship violates a provision of PUHCA which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated exempt wholesale generator, like Generating Company. In this case, the MoPSC's approval of the power sales agreement was not requested under PUHCA because Generating Company is not a party to the agreement. As a remedy, the MoPSC proposes that the SEC require the Company to contract directly with Generating Company and submit such contract to the MoPSC for review. The SEC has not responded to this matter to date. At this time, management is unable to predict the outcome of this proceeding or the ultimate impact on the Company's future financial position, results of operation or liquidity.

ELECTRIC INDUSTRY RESTRUCTURING

Federal
Steps taken and being considered at the federal and state levels continue to change the structure of the electric industry and utility regulation. At the federal level, the Energy Policy Act of 1992 reduced various restrictions on the operation and ownership of independent power producers and gave the FERC the authority to order electric utilities to provide transmission access to third parties.

Order 888 and Order 889, issued by the FERC, are intended to promote competition in the wholesale electric market. The FERC requires transmission-owning public utilities, such as the Company, to provide transmission access and service to others in a manner similar and comparable to that which the utilities have by virtue of ownership. Order 888 requires that a single tariff be used by the utility in providing transmission service. Order 888 also provides for the recovery of stranded costs, under certain conditions, related to the wholesale business.

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

In 1998, the Company and AmerenCIPS joined a group of companies that originally supported the formation of the Midwest ISO. An ISO operates, but does not own, electric transmission systems and maintains system reliability and security, while facilitating wholesale and retail competition through the elimination of "pancaked" transmission rates. The Midwest ISO is regulated by the FERC. The FERC conditionally approved the formation of the Midwest ISO in September 1998.

In December 1999, the FERC issued Order 2000 relating to Regional Transmission Organizations (RTOs) that would meet certain characteristics such as size and independence. RTOs, including ISOs, are entities that ensure comparable and non-discriminatory access to regional electric transmission systems. Order 2000 calls on all transmission owners to join RTOs.

In the fourth quarter of 2000, the Company and AmerenCIPS announced their intention to withdraw from the Midwest ISO and to join the Alliance RTO. The Company recorded a pretax charge to earnings of $17 million ($10 million after taxes), which related to the Company's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. In 2001, the Company and AmerenCIPS announced that they had signed an agreement to join the Alliance RTO. In a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Company to withdraw from the Midwest ISO and to join the Alliance RTO. This settlement agreement was approved by the FERC. The Company's withdrawal from the Midwest ISO remains subject to MoPSC approval. In July 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO. However, on December 20, 2001, the FERC issued an order that reversed its position and rejected the formation of the Alliance RTO. Instead, the FERC granted RTO status to the Midwest ISO and ordered the Alliance Companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. The Alliance Companies have filed a request for rehearing with the FERC urging it to reverse the findings of its December 2001 order. To preserve their right to judicial appeal, the Alliance Companies have also filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit. On February 19, 2002, as required by the FERC's December 2001 order, the Alliance

Companies filed a status report with the FERC regarding the progress that had been made to fold the Alliance Companies' business plan under the umbrella of the Midwest ISO. It was reported that while the Alliance Companies believed they had reached an agreement in principle with the Midwest ISO regarding the functions and operational relationship, the Midwest ISO reversed its position which caused the Alliance Companies to have concerns about whether an agreement can be reached with the Midwest ISO. The Alliance Companies indicated in their report that they were committed to continue pursuing negotiations with the Midwest ISO, but also stated that ultimately a resolution may have to occur at the FERC. The Midwest ISO also filed a status report with the FERC pursuant to the December 2001 order. The Midwest ISO indicated in its report that in spite of the significant effort made by both parties, a solution to the challenges of integration that is acceptable to the Alliance Companies, the Midwest ISO and its stakeholders had not been reached. On March 6, 2002, the Alliance Companies and National Grid (the managing member of the transmission company formed by the Alliance Companies) filed a motion for a declaratory order with the FERC asking for approval of a proposed division of responsibilities between National Grid and the Midwest ISO. It also sought approval for the Alliance Companies to purchase services from the Midwest ISO at incremental costs and asked the FERC to endorse the rate design and revenue distribution methodology that it approved in 2001, adjusted to take into account that it would now apply to a single RTO. At this time, the Company continues to evaluate its alternatives and is unable to determine the impact that the FERC's December 2001 ruling will have on its future financial condition, results of operations or liquidity.

Illinois
In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) providing for electric utility restructuring in Illinois, where approximately 6% of the Company's retail electric revenues are derived. This legislation introduces competition into the supply of electric energy at retail in Illinois.

Major provisions of the Illinois Law included the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers in Illinois were offered choice on December 31, 2000. Commercial and industrial customers in Illinois represented approximately 7% of the Company's total sales during 2001. As of December 31, 2001, the impact of Illinois retail direct access on the Company's financial condition, results of operations or liquidity was immaterial. Retail direct access will be offered to Illinois residential customers on May 1, 2002.

Under the Illinois Law, the Company is subject to a residential electric rate decrease of up to 5% in 2002, to the extent its rates exceed the Midwest utility average at that time. In 2001, the Company's Illinois electric rates were below the Midwest utility average.

The Illinois Law also contains a provision allowing for the potential recovery of a portion of stranded costs, which represent costs that would not be recoverable in a restructured environment, through a transition charge collected from customers who choose an alternate electric supplier. In addition, the Illinois Law contains a provision requiring a portion of excess earnings (as defined under the Illinois Law) for the years 1998 through 2004 to be refunded to customers. See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

The provisions of the Illinois Law could also result in lower revenues, reduced profit margins and increased costs of capital and operations expense. At this time, the Company is unable to determine the impact of the Illinois Law on the Company's future financial condition, results of operations or liquidity.

Missouri
In Missouri, where approximately 94% of the Company's retail electric revenues are derived, restructuring bills have been introduced but no legislation has been passed. Furthermore, no restructuring legislation is expected to be passed by the Missouri state legislature in 2002.

Summary
In summary, the potential negative consequences associated with electric industry restructuring could be significant and could include the impairment and writedown of certain assets, including generation-related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital and operations expenses. Conversely, a deregulated marketplace can provide earnings enhancement opportunities. The Company will continue to focus on cost control to ensure that it maintains a competitive cost structure. In Missouri, the Company is actively involved in all major deliberations taking place surrounding electric industry restructuring in an effort to ensure that restructuring legislation, if any, contains an orderly transition and is equitable to the Company's share-holders. At this time, the Company is unable to predict the ultimate impact of electric industry restructuring on the Company's future financial condition, results of operations or liquidity.

CONTINGENCIES

See also Note 2 - Regulatory Matters, Note 11 - Commitments and Contingencies and Note 12 - Callaway Nuclear Plant under Notes to Financial Statements for material issues existing at December 31, 2001.

ACCOUNTING MATTERS

In January 2001, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption resulted in the Company recording a cumulative effect charge of $5 million after taxes to the income statement, and a cumulative effect adjustment of $8 million after income taxes to Accumulated Other Comprehensive Income (OCI), which reduced stockholder's equity. (See Note 4 - Risk Management and Derivative Financial Instruments under Notes to Financial Statements for further information). In June 2001, the Derivatives Implementation Group (DIG), a committee of the Financial Accounting Standards Board (FASB) responsible for providing guidance on the implementation of SFAS 133, reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. Specifically, the DIG concluded that power purchase or sales agreements (both forward contracts and option contracts) may meet an exception for normal purchases and sales accounting treatment if certain criteria are met. This guidance was effective beginning July 1, 2001, and did not have a material impact on the Company's financial condition, results of operations or liquidity upon adoption. In October and again in December 2001, the DIG revised this guidance, with the revisions effective April 1, 2002. The Company does not expect the impact of the DIG's revisions to have a material effect on the Company's financial condition, results of operations or liquidity upon adoption.

In September 2001, the DIG issued guidance regarding the accounting treatment for fuel contracts that combine a forward contract and a purchased option contract. The DIG concluded that contracts containing both a forward contract and a purchased option contract are not eligible to qualify for the normal purchases and sales exception under SFAS 133. This guidance is effective as of April 1, 2002. The Company continues to evaluate the impact of this guidance on its future financial condition, results of operations and liquidity; however, the impact is not expected to be material.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 was effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 became effective for the Company on January 1, 2002. SFAS 141 and SFAS 142 did not have a material effect on the Company's financial position, results of operations or liquidity upon adoption.

In addition, in July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. At this time, the Company is assessing the impact of SFAS 143 on its financial position, results of operations and liquidity upon adoption. However, SFAS 143 is expected to result in significant increases to the Company's reported assets and liabilities as a result of its ongoing collection through rates of and obligations associated with Callaway Nuclear Plant decommissioning costs.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. SFAS 144 was adopted by the Company on January 1, 2002. SFAS 144 did not have a material effect on the Company's financial position, results of operations or liquidity upon adoption.

EFFECTS OF INFLATION AND CHANGING PRICES

The Company's rates for retail electric and gas utility service are generally regulated by the MoPSC and the Illinois Commerce Commission (ICC). Non-retail electric rates are regulated by the FERC.

The current replacement cost of the Company's utility plant substantially exceeds its recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical costs through depreciation might not be adequate to replace plants in future years. Regulatory practice may be modified in the future for the Company's Missouri jurisdiction (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information). In addition, the impact on common stockholders is mitigated to the extent depreciable property is financed with debt that is repaid with dollars of less purchasing power.

In the Company's retail electric utility jurisdictions, the cost of fuel for electric generation is reflected in base rates with no provision for changes in such cost to be reflected in billings to customers through fuel adjustment clauses. Changes in gas costs relating to retail gas utility services are generally reflected in billings to customers through purchased gas adjustment clauses.

Inflation continues to be a factor affecting operations, earnings, stockholder's equity and financial performance.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g. interest rates, equity prices, commodity prices, etc.). The following discussion of Ameren's, including the Company's, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and the Company also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, and operational risk and are not represented in the following analysis.

Ameren's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk
The Company is exposed to market risk through changes in interest rates associated with its issuance of both long-term and short-term variable-rate debt and fixed-rate debt and commercial paper. The Company manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2002, as compared to 2001, the Company's interest expense would increase by approximately $6 million, and net income would decrease by approximately $4 million. This amount was determined using the assumptions that the Company's outstanding variable-rate debt and commercial paper, as of December 31, 2001, continued to be outstanding throughout 2002, and that the average interest rates for these instruments increased one percentage point over 2001. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Company's financial structure.

Credit Risk
Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. New York Mercantile Exchange (NYMEX) traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. On all other transactions, the Company is exposed to credit risk in the event of nonperformance by the counterparties in the transaction.

The Company's physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising the Company's customer base. No customer represents greater than 10% of the Company's accounts receivable. The Company's revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. The Company analyzes each counterparty's financial condition prior to entering into forwards, swaps, futures or option contracts. The Company also establishes credit limits for these counterparties and monitors the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management (e.g., letters of credit and parental guarantees).

Commodity Price Risk
The Company is exposed to changes in market prices for natural gas, fuel and electricity. Several techniques are utilized to mitigate the Company's risk, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. The derivative financial instruments that the Company uses (primarily forward contracts, futures contracts and option contracts) are dictated by risk management policies.

With regard to its natural gas utility business, the Company's exposure to changing market prices is in large part mitigated by the fact that the Company has purchased gas adjustment clauses (PGAs) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Company to pass on to its retail customers its prudently incurred costs of natural gas.

Ameren has a subsidiary, AmerenEnergy Fuels and Services Company, a wholly-owned subsidiary of Resources Company, which is responsible for providing fuel procurement and gas supply services on behalf of Ameren's operating subsidiaries, and for managing fuel and natural gas price risks. Fixed price forward contracts, as well as futures and options, are all instruments which may be used to manage these risks. The majority of the Company's fuel supply contracts are physical forward contracts. Since the Company does not have a provision similar to the PGA for its electric operations, the Company has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices. (See Note 11 - Commitments and Contingencies under Notes to Financial Statements for further information). Over 95% of the required 2002 supply of coal for the Company's coal plants has been acquired at fixed prices for 2002. In addition, approximately 70% of the coal requirements through 2006 are covered by contracts. With regard to the Company's exposure to commodity price risk for purchased power and excess electricity sales, Ameren has a subsidiary, AmerenEnergy, Inc., (AmerenEnergy), whose primary responsibility includes managing market risks associated with changing market prices for electricity purchased and sold on behalf of the Company.

Although the Company cannot completely eliminate the effects of elevated prices and price volatility, its strategy is designed to minimize the effect of these market conditions on the results of operations. The Company's gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures, including fixed price, indexed price and embedded price hedges such as caps and collars. The Company's strategy also utilizes physical assets through storage, operator and balancing agreements to minimize price volatility. The Company's electric marketing strategy is to extract additional value from its generation facilities by selling energy in excess of needs for term sales and purchasing energy when the market price is less than the cost of generation. The Company's primary use of derivatives has involved transactions that are expected to reduce price risk exposure for the Company.

Equity Price Risk
The Company maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning (see Note 12 - Callaway Nuclear Plant under Notes to Financial Statements for further information). As of December 31, 2001, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Company is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Company's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Company actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Company's exposure to equity price market risk is, in large part, mitigated, due to the fact that the Company is currently allowed to recover its decommissioning costs in its rates.

Fair Value of Contracts
The Company utilizes derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. Price fluctuations in natural gas, fuel and electricity cause (1) an unrealized appreciation or depreciation of the Company's firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the Company uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. The Company primarily uses derivatives to optimize the value of its physical and contractual positions. The Company continually assesses its supply and delivery commitment positions against forward market prices and internally forecasts forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general, these transactions serve to reduce price risk for the Company.

The following summarizes changes in the fair value of all marked to market contracts during 2001:

--------------------------------------------------------------------------------
(In Millions)
--------------------------------------------------------------------------------
Fair value of contracts at January 1, 2001                        $ (21)
Contracts at January 1, 2001 which were realized or otherwise
settled during 2001                                                  21
Changes in fair values attributable to changes in valuation
techniques and assumptions                                            -
Fair value of new contracts entered into during 2001                  3
Other changes in fair value                                          (5)
--------------------------------------------------------------------------------
Fair value of contracts outstanding at December 31, 2001          $  (2)
--------------------------------------------------------------------------------

Fair value of contracts as of December 31, 2001 were as follows:
--------------------------------------------------------------------------------------------------------------------
(In Millions)                                       Maturity    Maturity 1-3    Maturity     Maturity     Total fair
                                                    less than   years           4-5 years    in excess    value (a)
Sources of fair value                               1 year                                   of 5 years
--------------------------------------------------------------------------------------------------------------------
Prices actively quoted                              $  -        $   -           $  -         $  -         $  -
Prices provided by other external sources (b)          3            -              -            -            3
Prices based on models and other valuation
methods (c)                                           (1)          (3)            (1)           -           (5)
--------------------------------------------------------------------------------------------------------------------
Total Fair Value                                    $  2        $  (3)          $ (1)        $  -         $ (2)
--------------------------------------------------------------------------------------------------------------------
(a)  Contracts valued at ($2 million) were with noninvestment-grade rated counterparties.
(b)  Principally power forward hedges valued based on NYMEX prices for over-the-
     counter contracts.
(c)  Principally coal and SO2 options valued based on a Black-Scholes model that includes information from external sources and Company estimates.

SAFE HARBOR STATEMENT

Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of the pending AmerenUE excess earnings complaint case and other regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Company of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future, due to, among other things, deregulation of certain aspects of the Company's business at both the state and federal levels; the effects of participation in a FERC approved RTO, including activities associated with the Midwest ISO and the Alliance RTO; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices; average rates for electricity in the Midwest; business and economic conditions; the impact of the adoption of new accounting standards; interest rates and the availability of capital; actions of rating agencies and the effects of such actions; weather conditions; fuel prices and availability; generation plant construction, installation and performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; competition from other generating facilities including new facilities that may be developed in the future; cost and availability of transmission capacity for the energy generated by the Company's generating facilities or required to satisfy energy sales made by the Company; and legal and administrative proceedings.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required to be reported by this item is included under "Quantitative and Qualitative Disclosures About Market Risk" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under Item 7 herein and Notes 4 and 13 to the "Notes to Financial Statements" under Item 8 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.






                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Shareholders of Union Electric Company


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) on Page 45 present fairly, in all material respects, the financial position of Union Electric Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) on Page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 1, 2002

                               UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                      (Thousands of Dollars, Except Shares)

                                                                    December 31,         December 31,
ASSETS                                                                  2001                 2000
------                                                                  ----                 ----
Property and plant, at original cost:
   Electric                                                          $ 9,827,242          $ 9,449,275
   Gas                                                                   252,497              236,139
   Other                                                                  36,964               37,140
                                                                  --------------       --------------
                                                                      10,116,703            9,722,554
   Less accumulated depreciation and amortization                      4,802,055            4,571,292
                                                                  --------------       --------------
                                                                       5,314,648            5,151,262
Construction work in progress:
   Nuclear fuel in process                                                96,676              117,789
   Other                                                                 298,396              111,527
                                                              ------------------       --------------
         Total property and plant, net                                 5,709,720            5,380,578
                                                              ------------------       --------------
Investments and other assets:
   Nuclear decommissioning trust fund                                    186,937              190,625
   Other                                                                  75,452               65,811
                                                              ------------------       --------------
         Total investments and other assets                              262,389              256,436
                                                              ------------------       --------------
Current assets:
   Cash and cash equivalents                                              14,875               19,960
   Accounts receivable - trade (less allowance for doubtful
         Accounts of $7,286 and $6,251, respectively)                    233,661              277,947
   Other accounts and notes receivable (Note 3)                           73,183               28,216
   Intercompany notes receivable (Note 3)                                 83,760              255,570
   Materials and supplies, at average cost -
      Fossil fuel                                                         71,395               52,155
      Other                                                               84,834               82,161
   Other                                                                  16,227               16,757
                                                              ------------------       --------------
         Total current assets                                            577,935              732,766
                                                              ------------------       --------------
Regulatory assets:
   Deferred income taxes                                                 604,064              599,973
   Other                                                                 134,125              146,373
                                                              ------------------       --------------
         Total regulatory assets                                         738,189              746,346
                                                              ------------------       --------------
Total Assets                                                         $ 7,288,233          $ 7,116,126
                                                              ==================       ==============

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $5 par value, 150,000,000 shares authorized -
     102,123,834 shares outstanding                                   $  510,619          $  510,619
   Other paid-in capital, principally premium on
      common stock                                                       701,896             701,896
   Retained earnings                                                   1,440,156           1,358,137
   Accumulated other comprehensive income                                  1,388                -
                                                                   -------------      --------------
         Total common stockholder's equity                             2,654,059           2,570,652
   Preferred stock not subject to mandatory redemption (Note 6)          155,197             155,197
   Long-term debt (Note 8)                                             1,599,447           1,760,439
                                                                   -------------      --------------
         Total capitalization                                          4,408,703           4,486,288
                                                                   -------------      --------------
Current liabilities:
   Current maturity of long-term debt (Note 8)                            91,517                -
   Short-term debt (Note 7)                                              185,600                -
   Accounts and wages payable (Note 3)                                   304,723             293,511
   Accumulated deferred income taxes                                      35,306              30,325
   Taxes accrued                                                         104,268              86,125
   Other                                                                 128,278             196,127
                                                                   -------------      --------------
         Total current liabilities                                       849,692             606,088
                                                                   -------------      --------------
Commitments and contingencies (Notes 2, 11 and 12)
Accumulated deferred income taxes                                      1,325,782           1,315,109
Accumulated deferred investment tax credits                              129,142             132,922
Regulatory liability                                                     136,515             148,643
Other deferred credits and liabilities                                   438,399             427,076
                                                                  --------------      --------------
Total Capital and Liabilities                                        $ 7,288,233         $ 7,116,126
                                                                  ==============      ==============

See Notes to Financial Statements.

                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                             (Thousands of Dollars)

                                                                    December 31,      December 31,      December 31,
For the year ended                                                      2001              2000              1999
                                                                        ----              ----              ----

OPERATING REVENUES:
   Electric (Note 3)                                                  $3,032,020       $2,589,996        $2,442,389
   Gas                                                                   145,443          129,241            91,978
   Other                                                                     467             -                 -
                                                                    ------------      ------------      -----------
      Total operating revenues                                         3,177,930        2,719,237         2,534,367

OPERATING EXPENSES:
   Operations
      Fuel and purchased power (Note 3)                                1,130,850          728,512           656,534
      Gas                                                                 84,176           81,523            54,469
      Other (Note 3)                                                     526,438          500,299           434,456
                                                                    ------------      -------------      ----------
                                                                       1,741,464        1,310,334         1,145,459
   Maintenance                                                           262,094          250,030           247,135
   Depreciation and amortization                                         279,738          270,376           263,273
   Income taxes                                                          224,470          226,800           230,691
   Other taxes                                                           213,712          209,460           204,541
                                                                    ------------      ------------       ----------
      Total operating expenses                                         2,721,478        2,267,000         2,091,099
                                                                    ------------      ------------       ----------

OPERATING INCOME                                                         456,452          452,237           443,268

OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used during construction                    12,863            5,298             7,170
   Miscellaneous, net (Note 3)                                            17,688           16,446            11,648
                                                                    ------------       -----------       ----------
      Total other income and (deductions)                                 30,551           21,744            18,818
                                                                    ------------       -----------       ----------

INCOME BEFORE INTEREST CHARGES                                           487,003           473,981          462,086

INTEREST CHARGES:
   Interest                                                              116,067           129,282          119,978
   Allowance for borrowed funds used during construction                  (7,748)           (8,312)          (7,144)
                                                                     -----------        -----------      ----------
   Net interest charges                                                  108,319           120,970          112,834
                                                                     -----------        -----------      ----------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                         378,684           353,011          349,252

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAXES                                          (4,848)             -                -
                                                                     -----------        -----------      ----------

NET INCOME                                                               373,836           353,011          349,252

PREFERRED STOCK DIVIDENDS                                                  8,817             8,817            8,817
                                                                     -----------        ------------     ----------

NET INCOME AVAILABLE FOR COMMON
  SHAREHOLDER                                                         $  365,019        $  344,194       $  340,435
                                                                     ===========        =============    ===========

See Notes to Financial Statements.


                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)



                                                                    December 31,      December 31,      December 31,
For the year ended                                                      2001              2000              1999
                                                                        ----              ----              ----

Cash Flows From Operating:
   Net income                                                         $  373,836       $   353,011       $   349,252
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Cumulative effect of change in accounting principle                4,848              -                 -
        Depreciation and amortization                                    267,408           258,428           253,493
        Amortization of nuclear fuel                                      29,370            37,101            36,068
        Allowance for funds used during construction                     (20,611)          (13,610)          (14,314)
        Deferred income taxes, net                                        14,476               901               258
        Deferred investment tax credits, net                              (3,780)           (5,743)           (5,510)
        Changes in assets and liabilities:
           Receivables, net                                                 (681)          (56,748)           47,360
           Materials and supplies                                        (21,913)           21,897           (11,346)
           Accounts and wages payable                                     11,212            58,666             1,882
           Taxes accrued                                                  18,143           (33,574)           18,985
           Other, net                                                    (82,709)           47,344            48,835
                                                                     -----------       ------------      ------------
Net cash provided by operating activities                                589,599           667,673           724,963

Cash Flows From Investing:
   Construction expenditures                                            (586,725)         (315,896)         (246,198)
   Allowance for funds used during construction                           20,611            13,610            14,314
   Nuclear fuel expenditures                                             (24,359)          (21,527)          (21,901)
   Intercompany note receivable                                          171,810           (89,870)         (165,700)
                                                                     -----------       -------------     -------------
Net cash used in investing activities                                   (418,663)         (413,683)         (419,485)

Cash Flows From Financing:
   Dividends on common stock                                            (283,000)         (207,224)         (328,674)
   Dividends on preferred stock                                           (8,817)           (8,817)           (8,817)
   Redemptions -
      Nuclear fuel lease                                                 (64,122)          (11,356)          (15,138)
      Long-term debt                                                     (19,100)         (319,550)         (100,000)
   Issuances -
      Nuclear fuel lease                                                  13,418             9,109            64,972
      Short-term debt                                                    185,600              -                 -
      Long-term debt                                                        -              186,500           152,150
                                                                     -----------       -------------     -------------
Net cash used in financing activities                                   (176,021)         (351,338)         (235,507)

Net change in cash and cash equivalents                                   (5,085)          (97,348)           69,971
Cash and cash equivalents at beginning of year                            19,960           117,308            47,337
                                                                     -----------       -------------     -------------
Cash and cash equivalents at end of year                              $   14,875        $   19,960        $  117,308
                                                                     ===========       =============     =============


Cash paid during the periods:
   Interest (net of amount capitalized)                               $  103,585        $  114,304        $   114,212
   Income taxes                                                          192,265           231,052            215,373

See Notes to Financial Statements.


                             UNION ELECTRIC COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                             (Thousands of Dollars)

                                                                    December 31,      December 31,      December 31,
For the year ended                                                      2001              2000              1999
                                                                        ----              ----              ----

Common stock                                                        $    510,619      $   510,619       $   510,619

Other paid-in capital                                                    701,896          701,896           701,896


Retained earnings (a)
   Beginning balance                                                   1,358,137        1,221,167         1,211,610
   Net income                                                            373,836          353,011           349,252
   Common stock dividends                                               (283,000)        (207,224)         (328,674)
   Preferred stock dividends                                              (8,817)          (8,817)          (11,021)
                                                                    --------------    ---------------    -------------
                                                                       1,440,156        1,358,137         1,221,167

Accumulated other comprehensive income
   Beginning balance                                                        -               -                  -
   Change in current period                                                1,388            -                  -
                                                                   ---------------    ---------------    -------------
                                                                           1,388            -                  -

                                                                   ---------------    ---------------    -------------
Total common stockholder's equity                                  $   2,654,059      $ 2,570,652       $  2,433,682
                                                                   ===============    ===============   ==============


Comprehensive income, net of tax
   Net income                                                      $     373,836      $   353,011       $    349,252
   Cumulative effect of accounting change, net of taxes                   (7,881)            -                  -
   Unrealized net gain on derivative hedging instruments                   9,269             -                  -
                                                                   ---------------    ---------------   ---------------
                                                                   $     375,224      $   353,011       $    349,252
                                                                   ===============    ===============   ===============


(a) Under a mortgage indenture, as amended, $31,305 of total retained earnings was restricted against payment of common dividends - except those payable in common stock, leaving $1,408,851 of free and unrestricted retained earnings at December 31, 2001.



See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation
Union Electric Company (AmerenUE or the Company) is a subsidiary of Ameren Corporation (Ameren), which is the parent company of the following operating companies: the Company, Central Illinois Public Service Company (AmerenCIPS) and AmerenEnergy Generating Company (Generating Company), a wholly-owned subsidiary of AmerenEnergy Resources Company (Resources Company). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of AmerenUE and CIPSCO Incorporated (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. AmerenUE and its affiliated companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. Contracts among the Company and other Ameren subsidiaries--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Company by a separate Ameren subsidiary, Ameren Services Company (Ameren Services). The Company serves 1.2 million electric and 130,000 gas customers in a 24,500 square-mile area of Missouri and Illinois, including Metropolitan St. Louis.

The Company also has a 40% interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and/or operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

Regulation
The Company is regulated by the Missouri Public Service Commission (MoPSC), Illinois Commerce Commission (ICC), Nuclear Regulatory Commission (NRC), the FERC and the SEC. The accounting policies of the Company conform to U.S. generally accepted accounting principles (GAAP). See Note 2 - Regulatory Matters for further information.

Property and Plant
The cost of additions to and betterments of units of property and plant is capitalized. Cost includes labor, material, applicable taxes and overheads. An allowance for funds used during construction is also added for the Company's assets. Maintenance expenditures and the renewal of items not considered units of property are charged to income as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage value, are charged to accumulated depreciation.

Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 2001, 2000 and 1999 was approximately 3% of the average depreciable cost.

Fuel and Gas Costs
In the Company's retail electric jurisdictions, the cost of fuel for electric generation is reflected in base rates with no provision for changes in such cost to be reflected in billings to customers through fuel adjustment clauses. In the Company's retail gas utility jurisdictions, changes in gas costs are generally reflected in billings to gas customers through purchased gas adjustment clauses.

Nuclear Fuel
The cost of nuclear fuel is amortized to fuel expense on a unit-of-production basis. Spent fuel disposal cost is charged to expense based on net kilowatthours generated and sold.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

Income Taxes
The Company is included in the consolidated federal income tax return filed by Ameren. As a subsidiary of Ameren, the Company could be considered jointly and severably liable for assessments of additional tax on the consolidated group. Income taxes are allocated to the individual companies based on their respective taxable income or loss. The Company's provision for income taxes has been presented based on federal and state taxes the Company would have presented on a stand-alone company basis. Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates.

Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the related properties.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFC) is a utility industry accounting practice whereby the cost of borrowed funds and the cost of equity funds (preferred and common stockholders' equity) applicable to the Company's regulated construction program are capitalized as a cost of construction. AFC does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

Under accepted ratemaking practice, cash recovery of AFC, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The AFC rates were 10% during 2001, 2000 and 1999.

Unamortized Debt Discount, Premium and Expense
Discount, premium and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue
The Company accrues an estimate of electric and gas revenues for service rendered but unbilled at the end of each accounting period.

Energy Contracts
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of derivatives and their designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income in stockholders' equity. See Note 4 - Risk Management and Derivative Financial Instruments for further information.

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

AmerenEnergy, Inc. (AmerenEnergy), an energy marketing subsidiary of Ameren, enters into contracts, some of which are derivatives, for the sale and purchase of energy on behalf of the Company. Derivatives are accounted for under SFAS 133 or EITF 98-10 based on the Company's intent when entering into the contract. Virtually all non-derivative contracts are accounted for using the accrual or settlement method.

Software
Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" became effective on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs may be capitalized and amortized over some future period.

Evaluation of Assets for Impairment
SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," prescribes general standards for the recognition and measurement of impairment losses. The Company determines if long-lived assets are impaired by comparing their undiscounted expected future cash flows to their carrying amount. An impairment loss is recognized if the undiscounted expected future cash flows are less than the carrying amount of the asset. SFAS 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings (see Note 2 - Regulatory Matters for further information). As of December 31, 2001, no impairment was identified.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. SFAS 144 was adopted by the Company on January 1, 2002, and did not have a material effect on the Company's financial position, results of operations or liquidity.

Asset Retirement Obligations
In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. At this time, the Company is assessing the impact of SFAS 143 on its financial position, results of operations and liquidity upon adoption. However, SFAS 143 is expected to result in significant increases to the Company's reported assets and liabilities as a result of its ongoing collection through rates of and obligations associated with Callaway Nuclear Plant decommissioning costs. See Note 12 - Callaway Nuclear Plant for further information.

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

New Accounting Pronouncements
In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 was effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 became effective for the Company on January 1, 2002. SFAS 141 and SFAS 142 did not have a material effect on the Company's financial position, results of operations or liquidity upon adoption.

Reclassifications
Certain reclassifications have been made to prior years' financial statements to conform with 2001 reporting.

NOTE 2 - Regulatory Matters

Missouri Electric
In July 1995, the MoPSC approved an agreement establishing contractual obligations involving the Company's Missouri retail electric rates. Included was a three-year experimental alternative regulation plan (the Original Plan) that ran from July 1, 1995, through June 30, 1998, which provided that earnings in those years in excess of a 12.61% regulatory return on equity (ROE) be shared equally between customers and stockholders, and earnings above a 14% ROE be credited to customers. The formula for computing the credit used twelve-month results ending June 30, rather than calendar year earnings.

The MoPSC staff proposed adjustments to the Company's estimated customer credit of $43 million for the final year of the Original Plan ended June 30, 1998, which were the subject of regulatory proceedings before the MoPSC in 1999. In December 1999, the MoPSC issued a Report and Order (Order) concerning these proposed adjustments. Based on the provisions of that Order, the Company revised its estimated final year credit of the Original Plan to $31 million in the quarter ended December 31, 1999. Subsequently, the Company filed a request for rehearing of the Order with the MoPSC, asking that it reconsider its decision to adopt certain of the MoPSC staff's adjustments. The request was denied by the MoPSC and in February 2000, the Company filed a Petition for Writ of Review with the Circuit Court of Cole County, Missouri, requesting that the Order be reversed. The appeal is pending and the ultimate outcome can not be predicted; however, the final decision is not expected to materially impact the financial condition, results of operations or liquidity of the Company. A partial stay of the Order was granted by the Court pending the appeal.

A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the Merger. Like the Original Plan, the New Plan required earnings over a 12.61% ROE up to a 14% ROE be shared equally between customers and stockholders. The New Plan also returned to customers 90% of all earnings above a 14% ROE up to a 16% ROE. Earnings above a 16% ROE were credited entirely to customers. The New Plan ran from July 1, 1998 through June 30, 2001. In May 2001, the MoPSC approved a stipulation and agreement of the parties regarding the credit for the plan year ended June 30, 2000 of $28 million, which was paid. At December 31, 2001, the Company recorded an estimated credit that the Company expects to pay its Missouri electric customers of $40 million for the plan year ended June 30, 2001. During the year ended December 31, 2001, the Company reduced the estimated credit previously recorded for the plan year ended June 30, 2001 by $10 million, compared to estimated credits of $65 million recorded in the year ago period for plan years ended June 30, 2001 and 2000. These credits were reflected as a reduction in electric revenues. The final amount of the 2001 credit will depend on several factors, including approval by the MoPSC.

With the New Plan's expiration on June 30, 2001, on July 2, 2001, the MoPSC staff filed with the MoPSC an excess earnings complaint against the Company that proposed to reduce its annual electric revenues ranging from $213 million to $250 million. Factors contributing to the MoPSC staff's recommendation included ROE, revenues and customer growth, depreciation rates and other cost of service expenses. The ROE incorporated into the MoPSC staff's recommendation ranged from 9.04% to 10.04%. The MoPSC is not bound by the MoPSC staff's recommendation. In January 2002, the MoPSC issued an order that established the test year to be used to determine rates to July 1, 2000 through June 30, 2001, with updates to that test year permitted through September 30, 2001. The MoPSC staff had utilized a test year of July 1, 1999 through June 30, 2000 in its original complaint. In addition, the MoPSC order stated that the Company would be permitted to propose an incentive regulation plan in this proceeding.

The MoPSC order also included a revised procedural schedule to allow all parties additional time to review data and file testimony, due to the utilization of a more current test year. Under the new schedule, the MoPSC staff will file direct testimony on March 1, 2002, with the Company and the Office of Public Counsel filing rebuttal testimony on May 10, 2002. Evidentiary hearings on the MoPSC staff's recommendation are scheduled to be conducted before the MoPSC beginning in July 2002. In the event that the MoPSC ultimately determines that a rate decrease is warranted in this case, that rate reduction would be retroactive to April 1, 2002, regardless of when the MoPSC issues its decision. A final decision on this matter may not occur until the fourth quarter of 2002. Depending on the outcome of the MoPSC's decision, further appeals in the courts may be warranted.

In the interim, the Company expects to continue negotiations with all pertinent parties with the intent to continue with an incentive regulation plan similar in form to the New Plan. The Company cannot predict the outcome of these negotiations and their impact on the Company's financial position, results of operations or liquidity; however, the impact could be material.

Gas
In October 2000, the MoPSC approved a $4 million annual rate increase for natural gas service in the Company's Missouri jurisdiction. The rate increase became effective November 1, 2000.

Midwest ISO and Alliance RTO
In 1998, the Company and AmerenCIPS joined a group of companies that originally supported the formation of the Midwest Independent System Operator (Midwest
ISO). An ISO operates, but does not own, electric transmission systems and maintains system reliability and security, while facilitating wholesale and retail competition through the elimination of "pancaked" transmission rates. The Midwest ISO is regulated by the FERC. The FERC conditionally approved the formation of the Midwest ISO in September 1998.

In December 1999, the FERC issued Order 2000 relating to Regional Transmission Organizations (RTOs) that would meet certain characteristics such as size and independence. RTOs, including ISOs, are entities that ensure comparable and non-discriminatory access to regional electric transmission systems. Order 2000 calls on all transmission owners to join RTOs.

In the fourth quarter of 2000, the Company and AmerenCIPS announced their intention to withdraw from the Midwest ISO and to join the Alliance RTO. The Company recorded a pretax charge to earnings of $17 million ($10 million after taxes), which related to the Company's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. In 2001, the Company and AmerenCIPS announced that they had signed an agreement to join the Alliance RTO. In a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Company to withdraw from the Midwest ISO and to join the Alliance RTO. This settlement agreement was approved by the FERC. The Company's withdrawal from the Midwest ISO remains subject to MoPSC approval. In July 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO. However, on December 20, 2001, the FERC issued an order that reversed its position and rejected the formation of the Alliance RTO. Instead, the FERC granted RTO status to the Midwest ISO and ordered the Alliance Companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. The Alliance RTO members have until February 19, 2002 to respond to the FERC's December 2001 order. At this time, the Company is evaluating its alternatives, including the possible appeal of the December 2001 order, and is unable to determine the impact that the FERC's latest ruling will have on its future financial condition, results of operations or liquidity.

Illinois Electric Restructuring and Related Matters
In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) providing for electric utility restructuring in Illinois, where approximately 6% of the Company's retail electric revenues are derived. This legislation introduces competition into the supply of electric energy at retail in Illinois.

Under the Illinois Law, retail direct access, which allows customers to choose their electric generation suppliers, will be phased in over several years. Access for commercial and industrial customers occurred over the period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002.

As a requirement of the Illinois Law, in March 1999, the Company and AmerenCIPS filed delivery service tariffs with the ICC. These tariffs would be used by electric customers who choose to purchase their power from alternate suppliers. In August 1999, the ICC issued an order approving the delivery service tariffs, with an allowed rate of return on equity of 10.45%. In December 2000, the Company and AmerenCIPS filed revised Illinois delivery service tariffs with the ICC. The purpose of the filing was to update financial information that was used to establish the initial rates and to propose new rates. Additionally, the filing establishes tariffs for residential customers who may choose to purchase their power from alternate suppliers beginning in May 2002. In December 2001, the ICC issued an Order approving the delivery service tariffs, with an allowed rate of return on equity of 11.35%.

Under the Illinois Law, the Company is subject to a residential electric rate decrease of up to 5% in 2002, to the extent its rates exceed the Midwest utility average at that time. In 2001, the Company's Illinois electric rates were below the Midwest utility average.

The Illinois Law also contains a provision requiring that one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2004 be refunded to the Company's Illinois customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5% of the two-year average of an Index, as defined in the Illinois Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U.S. Treasury bonds, plus prescribed percentages ranging from 4% to 7%. Filings must be made with the ICC on, or before, March 31 of each year 2000 through 2005. The Company did not record any estimated refunds to Illinois customers in 2001.

In August 1999, the Company filed a transmission system rate case with the FERC. This filing was primarily designed to implement rates, terms and conditions for transmission service for wholesale customers and those retail customers in Illinois who choose other suppliers as allowed under the Illinois Law. In January 2000, the Company and other parties to the rate case entered into a settlement agreement resolving all issues pending before the FERC. In May 2000, the FERC approved the settlement and allowed the settlement rates to become effective as of the first quarter of 2000.

The provisions of the Illinois Law could also result in lower revenues, reduced profit margins and increased costs of capital and operations expense. At this time, the Company is unable to determine the impact of the Illinois Law on the Company's future financial condition, results of operations or liquidity.

Missouri Electric Restructuring
In Missouri, where approximately 94% of the Company's retail electric revenues are derived, restructuring bills have been introduced but no legislation has been passed. Furthermore, no restructuring legislation is expected to be passed by the Missouri state legislature in 2002. The potential negative consequences of electric industry restructuring could be significant and include the impairment and writedown of certain assets, including generation-related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital and operations expense. At December 31, 2001, the Company's net investment in generation facilities related to its Missouri jurisdiction approximated $2.8 billion and was included in electric plant in-service on the Company's balance sheet. In addition, at December 31, 2001, the Company's Missouri net generation-related regulatory assets approximated $449 million.

Regulatory Assets and Liabilities
In accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," the Company has deferred certain costs pursuant to actions of its regulators, and is currently recovering such costs in electric rates charged to customers.

At December 31, the Company had recorded the following regulatory assets and regulatory liability:
--------------------------------------------------------------------------------
(In Millions)                                   2001                     2000
--------------------------------------------------------------------------------
Regulatory Assets:
 Income taxes (a)                               $604                     $600
 Callaway costs (b)                               84                       88
 Unamortized loss on reacquired debt (c)          23                       25
 Merger costs (d)                                 12                       17
 Other                                            15                       16
--------------------------------------------------------------------------------
Regulatory Assets                               $738                     $746
--------------------------------------------------------------------------------
Regulatory Liability:
  Income taxes (a)                              $137                     $149
--------------------------------------------------------------------------------
Regulatory Liability                            $137                     $149
--------------------------------------------------------------------------------
(a)  See Note 9 - Income Taxes.
(b) Represents Callaway Nuclear Plant operations and maintenance expenses, property taxes and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the plant (through 2024).
(c) Represents losses related to refunded debt. These amounts are being amortized over the lives of the related new debt issues or the remaining lives of the old debt issues if no new debt was issued.
(d) Represents the portion of merger-related expenses applicable to the Missouri retail jurisdiction. These costs are being amortized within 10 years, based on a MoPSC order.

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

NOTE 3 - Related Party Transactions

The Company has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales, and services received or rendered. Intercompany power purchases from joint dispatch and other agreements totaled $134 million, $98 million and $81 million for 2001, 2000 and 1999, respectively. Intercompany power sales totaled $82 million, $80 million and $40 million for 2001, 2000 and 1999, respectively. Intercompany receivables included in other accounts and notes receivable were approximately $38 million and $20 million, respectively, as of December 31, 2001 and 2000. Intercompany payables included in accounts and wages payable totaled approximately $70 million and $27 million, respectively, as of December 31, 2001 and 2000.

Other operating expenses consist primarily of wages, employee benefits costs, professional services costs and expenses associated with support services provided by Ameren Services. The support services provided by Ameren Services are based on actual costs incurred. For 2001, 2000 and 1999, other operating expenses provided by Ameren Services totaled $161 million, $154 million and $123 million, respectively.

The Company has the ability to borrow up to approximately $425 million from Ameren, AmerenCIPS or Ameren Services, through a regulated money pool agreement as of December 31, 2001. The total amount available to the Company at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenCIPS or Ameren Services but increased to the extent AmerenCIPS or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Company, AmerenCIPS and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the years ended December 31, 2001 and 2000, the average interest rates for the regulated money pool were 3.95% and 6.29%, respectively. Intercompany interest income recorded in miscellaneous, net for years ended December 31, 2001, 2000 and 1999 was approximately $7 million, $10 million and $4 million, respectively. As of December 31, 2001 and 2000, the Company had outstanding intercompany receivables of $84 million and $256 million, respectively, through the regulated money pool. At December 31, 2001, at least $37 million was available through the regulated money pool. See Note 7 - Short-Term Borrowings for further information.

NOTE 4 - Risk Management and Derivative Financial Instruments

The Company handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. The Company's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Market Risk
The Company engages in price risk management activities related to electricity and fuel. In addition to physically buying and selling these commodities, the Company uses derivative financial instruments to manage market risks and to reduce exposure resulting from fluctuations in interest rates and the prices of electricity and fuel. Hedging instruments used include futures, forward contracts, options and swaps. The primary use of these instruments is to manage and hedge contractual commitments and to reduce exposure related to commodity market prices and interest rate volatility.

Credit Risk
Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. New York Mercantile Exchange (NYMEX) traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. On all other transactions, the Company is exposed to credit risk in the event of nonperformance by the counterparties in the transaction.

The Company's physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising the Company's customer base. No customer represents greater than 10% of the Company's accounts receivable. The Company's revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. The Company analyzes each counterparty's financial condition prior to entering into forwards, swaps, futures or option contracts. The Company also establishes credit limits for these counterparties and monitors the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management (e.g., letters of credit and parental guarantees).

Derivative Financial Instruments
In January 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption resulted in the Company recording a cumulative effect charge of $5 million after taxes to the income statement, and a cumulative effect adjustment of $8 million after income taxes to Accumulated Other Comprehensive Income (OCI), which reduced stockholder's equity. In June 2001, the Derivatives Implementation Group (DIG), a committee of the FASB responsible for providing guidance on the implementation of SFAS 133, reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. Specifically, the DIG concluded that power purchase or sales agreements (both forward contracts and option contracts) may be accounted for as normal purchases and sales if certain criteria are met. This guidance was effective beginning July 1, 2001, and did not have a material impact on the Company's financial condition, results of operations or liquidity upon adoption. In October and again in December 2001, the DIG revised this guidance, with the revisions effective April 1, 2002. The Company does not expect the impact of the DIG's revisions to have a material effect on the Company's financial condition, results of operations or liquidity upon adoption.

SFAS 133 requires all derivatives to be recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (3) an instrument that is held for trading or non-hedging purposes (a "non-hedging" instrument). The Company reevaluates its classification of individual derivative transactions daily.

Changes in the fair value of derivatives are recorded each period in current earnings or OCI, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, changes in the fair value of the derivative instrument will be reported in OCI. The gains and losses on the derivative instrument that are reported in

OCI will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current-period earnings.

The Company utilizes derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. Price fluctuations in natural gas, fuel and electricity cause (1) an unrealized appreciation or depreciation of the Company's firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the Company uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. The Company primarily uses derivatives to optimize the value of its physical and contractual positions. The Company continually assesses its supply and delivery commitment positions against forward market prices and internally forecasts forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general, these transactions serve to reduce price risk for the Company.

As of December 31, 2001, the Company has recorded the fair value of derivative financial instrument assets of $12 million in Other Assets and the fair value of derivative financial instrument liabilities of $14 million in Other Assets and Other Deferred Credits and Liabilities.

Cash Flow Hedges
The Company routinely enters into forward purchase and sales contracts for electricity based on forecasted levels of economic generation versus load requirements. The relative balance between load and economic generation varies throughout the year. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.

For the twelve months ended December 31, 2001, the pretax net gain, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery, was approximately $10 million.

As of December 31, 2001, the entire net loss on derivative instruments accumulated in OCI is expected to be recognized in earnings during the next twelve months upon delivery of the commodity being hedged.

Other Derivatives
The Company enters into option transactions to manage the Company's positions in sulfur dioxide (SO2) allowances, coal, heating oil and electricity. These transactions are treated as non-hedge transactions under SFAS 133. Therefore, the net change in the market value of SO2 options and the net change in the market value of coal options are recorded as miscellaneous, net in the statement of income.

The Company has entered into fixed-price forward contracts for the purchase of fuel. While these contracts meet the definition of a derivative under SFAS 133, the Company records these transactions as normal purchases and normal sales because the contracts are expected to result in physical delivery. In September 2001, the DIG issued guidance regarding the accounting treatment for fuel contracts that combine a forward contract and a purchased option contract. The DIG concluded that contracts containing both a forward contract and a purchased option contract that extends the quantity to be purchased at a fixed price are not eligible to qualify for the normal purchases and sales exception under SFAS
133. This guidance is effective April 1, 2002. The Company continues to evaluate the impact of this guidance on its future financial condition, results of operations or liquidity; however, the impact is not expected to be material.

NOTE 5 - Nuclear Fuel Lease

The Company has a lease agreement that provides for the financing of a portion of its nuclear fuel. At December 31, 2001, the maximum amount that could be financed under the agreement was $120 million. Pursuant to the terms of the lease, the Company has assigned to the lessor certain contracts for purchase of nuclear fuel. The lessor obtains, through the issuance of commercial paper or from direct loans under a committed revolving credit agreement from commercial banks, the necessary funds to purchase the fuel and make interest payments when due.

The Company is obligated to reimburse the lessor for expenditures for nuclear fuel, interest and related costs under the lease. Obligations under this lease become due as any leased nuclear fuel is consumed at the Company's Callaway Nuclear Plant. No leased nuclear fuel was consumed in 2001. The Company reimbursed the lessor $13 million in 2000 and $16 million during 1999 for amounts consumed under the lease.

The Company has capitalized the cost, including certain interest costs, of the leased nuclear fuel and has recorded the related lease obligation. Total interest charges under the lease were $4 million in 2001, $8 million in 2000, and $5 million in 1999. Interest charges for these years were based on average interest rates of approximately 5% for 2001 and 7% for 2000 and 1999. Interest charges of $4 million in 2001, $6 million in 2000, and $4 million in 1999 were capitalized.

NOTE 6 - Preferred Stock

At December 31, 2001 and 2000, the Company had 25 million shares of authorized preferred stock.

Outstanding   preferred  stock  is  entitled  to  cumulative  dividends  and  is redeemable at the prices shown in the following table:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Preferred Stock Not Subject to Mandatory Redemption:
(Dollars in Millions)
--------------------------------------------------------------------------------
                                     Redemption Price        December 31,
                                        (per share)      2001            2000
                                                         ----            ----
Without par value and stated value
  of $100 per share--
$7.64 Series     - 330,000 shares       $103.82 (a)       $33             $33
$5.50 Series A   -  14,000 shares        110.00             1               1
$4.75 Series     -   20,000 shares       102.176            2               2
$4.56 Series     - 200,000 shares        102.47            20              20
$4.50 Series     - 213,595 shares        110.00 (b)        21              21
$4.30 Series     -   40,000 shares       105.00             4               4
$4.00 Series     - 150,000 shares        105.625           15              15
$3.70 Series     -   40,000 shares       104.75             4               4
$3.50 Series     - 130,000 shares        110.00            13              13

Without par value and stated value
  of $25 per share--
$1.735 Series  - 1,657,500 shares         25.00            42              42
--------------------------------------------------------------------------------

Total Preferred Stock Not
Subject To Mandatory Redemption                          $155            $155
--------------------------------------------------------------------------------

(a)  Beginning February 15, 2003, eventually declining to $100 per share.
(b)  In the event of voluntary liquidation, $105.50.

--------------------------------------------------------------------------------

NOTE 7 - Short-Term Borrowings

Short-term borrowings of the Company consist of bank loans and commercial paper (maturities generally within 1-45 days). At December 31, 2001, the Company had $186 million of short-term borrowings. The Company had no outstanding short-term borrowings at December 31, 2000. The weighted average interest rate on short-term borrowings outstanding at December 31, 2001 was 1.8%.

At December 31, 2001, the Company had committed bank lines of credit aggregating $131 million, all of which were unused and available at such date. These lines make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. The lines of credit are renewable annually at various dates throughout the year.

The Company also has a bank credit agreement, due in 2002, that permits the Company to borrow or support commercial paper borrowings up to $300 million. At December 31, 2001, all of this bank credit agreement was unused; however, due to commercial paper borrowings outstanding, $114 million of such borrowing capacity was available.

Also, the Company has the ability to borrow up to approximately $425 million from Ameren, AmerenCIPS or Ameren Services through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At December 31, 2001, the Company had no intercompany borrowings outstanding and $37 million available through the regulated money pool. See Note 3 - Related Party Transactions for further information.

NOTE 8 - Long-Term Debt

Long-term debt outstanding at December 31, was:
--------------------------------------------------------------------------------
(In Millions)                                            2001            2000
--------------------------------------------------------------------------------
First Mortgage Bonds (a)
--------------------------------------------------------------------------------
  8.33%  Series due 2002                               $   75            $ 75
  7.65%  Series due 2003                                  100             100
  6 7/8% Series due 2004                                  188             188
  7 3/8% Series due 2004                                   85              85
  6 3/4% Series due 2008                                  148             148
  8 3/4% Series due 2021                                  125             125
  8%     Series due 2022                                   85              85
  8 1/4% Series due 2022                                  104             104
  7.15%  Series due 2023                                   75              75
  7%     Series due 2024                                  100             100
  5.45%  Series due 2028 (b)                               44              44
--------------------------------------------------------------------------------
                                                        1,129           1,129
--------------------------------------------------------------------------------
Missouri Environmental Improvement Revenue Bonds (c)
--------------------------------------------------------------------------------
  1991 Series due 2020                                     43              43
  1992 Series due 2022                                     47              47
  1998 Series A due 2033                                   60              60
  1998 Series B due 2033                                   50              50
  1998 Series C due 2033                                   50              50
  2000 Series A due 2035                                   64              64
  2000 Series B due 2035                                   63              63
  2000 Series C due 2035                                   60              60
--------------------------------------------------------------------------------
                                                          437             437
Subordinated Deferrable Interest Debentures
  7.69% Series A due 2036 (d)                              66              66
Commercial Paper                                            -              19
Nuclear Fuel Lease                                         63             114
Unamortized Discount and Premium on Debt                   (4)             (5)
Maturities Due Within One Year                            (92)              -
--------------------------------------------------------------------------------
Total Long-Term Debt                                  $ 1,599         $ 1,760
--------------------------------------------------------------------------------
(a) At December 31, 2001, substantially all of the property and plant was mortgaged under, and subject to liens of, the respective indentures pursuant to which the bonds were issued.
(b)  Environmental Improvement Series.
(c) Interest rates, and the periods during which such rates apply, vary depending on the Company's selection of certain defined rate modes. The average interest rates for the year 2001 are as follows:
                   1991 Series              3.15%
                   1992 Series              3.11%
                   1998 Series A            3.07%
                   1998 Series B            3.07%
                   1998 Series C            3.04%
                   2000 Series A            2.99%
                   2000 Series B            2.97%
                   2000 Series C            3.03%
(d) During the terms of the debentures, the Company may, under certain circumstances, defer the payment of interest for up to five years.

Maturities of long-term debt through 2006 are as follows:
------------------------------------------------------------
(In Millions)                               Principal Amount
------------------------------------------------------------
2002                                              $ 92
2003                                               130
2004                                               289
2005                                                -
2006                                                -
------------------------------------------------------------

NOTE 9 - Income Taxes
Total income tax expense for 2001 resulted in an effective tax rate of 38% on earnings before income taxes (39% in 2000 and 40% in 1999).

Principal reasons such rates differ from the statutory federal rate:
--------------------------------------------------------------------------------
                                     2001               2000             1999
--------------------------------------------------------------------------------
Statutory federal income tax rate     35%               35%               35%
Increases (decreases) from:
  Depreciation differences             2                 2                 2
  State income tax                     3                 3                 4
  Other                               (2)               (1)               (1)
--------------------------------------------------------------------------------
Effective income tax rate             38%               39%               40%
--------------------------------------------------------------------------------

Income tax expense components:
--------------------------------------------------------------------------------
(In Millions)                        2001               2000             1999
--------------------------------------------------------------------------------
Taxes currently payable
  (principally federal):
Included in operating expenses       $219               $231             $236
Included in other income--
     Miscellaneous, net                 2                 (3)              (4)
--------------------------------------------------------------------------------
                                      221                228              232
Deferred taxes (principally federal):
Included in operating expenses--
     Depreciation differences           5                  5                9
     Other                              6                 (4)              (9)
Included in other income--
     Miscellaneous, net                 4                  -                -
--------------------------------------------------------------------------------

                                       15                  1                -
Deferred investment tax credits,
  Amortization
Included in operating expenses         (6)                (5)              (5)
--------------------------------------------------------------------------------
Total income tax expense             $230               $224             $227
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

Temporary differences gave rise to the following deferred tax assets and deferred tax liabilities at December 31:
--------------------------------------------------------------------------------
(In Millions)                                      2001            2000
--------------------------------------------------------------------------------
Accumulated deferred income taxes:
  Depreciation                                     $840            $839
  Regulatory assets, net                            482             467
  Capitalized taxes and expenses                    105             102
  Deferred benefit costs                            (66)            (63)
--------------------------------------------------------------------------------
Total net accumulated deferred income
tax liabilities                                  $1,361          $1,345
--------------------------------------------------------------------------------

NOTE 10 - Retirement Benefits

Ameren has defined benefit retirement plans covering substantially all employees of the Company. Benefits are based on the employees' years of service and
compensation.   Ameren's  plans  are  funded  in  compliance   with  income  tax
regulations and federal funding requirements. The Company, along with other subsidiaries of Ameren, is a participant in Ameren's plans and is responsible for its proportional share of the costs. The Company's share of the pension costs for 2001, 2000 and 1999 were $3 million, $2 million and $18 million, respectively, of which approximately 16%, 20% and 18%, respectively, were charged to construction accounts.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. On January 1, 2000, the AmerenUE and AmerenCIPS postretirement medical benefit plans combined to form the Ameren Postretirement Benefit Plans (Ameren Postretirement Plans). The Ameren Postretirement Plans cover substantially all employees of the Company. The Ameren Postretirement Plans are funded in compliance with income tax regulations and federal funding requirements. The MoPSC and the ICC allow the recovery of postretirement benefit costs in rates to the extent that such costs are funded. The Company, along with other subsidiaries of Ameren, is a participant in the Ameren Postretirement Plans and is responsible for its proportional share of the costs. The Company's share of the postretirement benefit costs for 2001 and 2000 were $51 million and $46 million, respectively, of which approximately 18% and 17%, respectively, were charged to construction accounts. The Company's postretirement plan information for 1999 is presented separately.

The Company's postretirement benefit costs in 1999 were $46 million of which 18% was charged to construction accounts.

Components of Net Periodic Postretirement Benefit Cost:
---------------------------------------------------------------------
(In Millions)                                             1999
---------------------------------------------------------------------
Service cost                                               $15
Interest cost                                               25
Expected return on plan assets                              (6)
Amortization of transition obligation                       12
---------------------------------------------------------------------
Net periodic benefit cost                                  $46
---------------------------------------------------------------------

NOTE 11 - Commitments and Contingencies

The Company is engaged in a capital program under which expenditures of approximately $2.5 billion, including AFC, are anticipated over the next five years. This estimate includes capital expenditures for the replacement of four steam turbine generators at its Callaway Nuclear Plant. In addition, this estimate includes capital expenditures for transmission, distribution and other generation related activities as well as for compliance with new NOx control regulations, as discussed later in this Note. Commitments have been made with regard to certain of these capital expenditures.

The Company plans to add approximately 240 megawatts of combustion turbine generating capacity during 2002 (192 megawatts to be located in Missouri and a 48 megawatt unit to be located at the Company's Venice, Illinois power plant) and are expected to cost approximately $120 million. Due to expected increased demand, and the need to maintain appropriate reserve margins, the Company believes it will need additional generating capacity in the future. In 2002, the Company expects to purchase up to 500 megawatts of capacity for the summer. Additional future resource options under consideration by the Company, include the transfer of the Company's Illinois-based electric and gas business to AmerenCIPS. Other alternatives include the addition of 650 megawatts of combustion turbine generating units. These units are estimated to cost $280 million and would be added subsequent to 2004. As of December 31, 2001, the Company had noncancelable reservation commitments of $22 million related to the potential purchase of these units. The Company continually reviews its generation portfolio and expected electrical needs, and as a result, could modify its plan for generation asset purchases, which could include the timing of when certain assets will be added to, or removed from its portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Changes to the Company's plans for future generating needs could result in losses being incurred by the Company, which could be material.

The Company has commitments for the purchase of coal under long-term contracts. Coal contract commitments, including transportation costs, for 2002 through 2006 are estimated to total $982 million. Total coal purchases, including transportation costs, for 2001, 2000 and 1999 were $324 million, $283 million and $312 million, respectively. The Company also has existing contracts with pipeline and natural gas suppliers to provide, transport and store natural gas for distribution and electric generation. Gas-related contract cost commitments for 2002 through

2006 are estimated to total $107 million. Total delivered natural gas costs were $84 million for 2001, $82 million for 2000 and $54 million for 1999. The Company's nuclear fuel commitments for 2002 through 2006, including uranium concentrates, conversion, enrichment and fabrication, are expected to total $76 million, and are expected to be substantially financed under the nuclear fuel lease. Nuclear fuel expenditures were $24 million for 2001 and $22 million for each of the years 2000 and 1999. Additionally, the Company has long-term contracts with other utilities to purchase electric capacity. These commitments for 2002 through 2006 are estimated to total $289 million. During 2001, 2000 and 1999, electric capacity purchases were $26 million, $34 million, and $38 million, respectively.

The Company's insurance coverage for the Callaway Nuclear Plant at December 31, 2001, was as follows:

Type and Source of Coverage
--------------------------------------------------------------------------------
(In Millions)                        Maximum                   Maximum
                                    Coverages                Assessments
                                                              For Single
                                                              Incidents
--------------------------------------------------------------------------------
Public Liability:
     American Nuclear Insurers        $  200                    $  -
     Pool Participation                9,338                      88  (a)
--------------------------------------------------------------------------------
                                      $9,538  (b)               $ 88
--------------------------------------------------------------------------------
Nuclear Worker Liability:
     American Nuclear Insurers        $  200  (c)               $  3
--------------------------------------------------------------------------------
Property Damage:
     Nuclear Electric Insurance Ltd.  $2,750  (d)               $ 23
--------------------------------------------------------------------------------
Replacement Power:
     Nuclear Electric Insurance Ltd.  $  490  (e)               $  5
--------------------------------------------------------------------------------
(a) Retrospective premium under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended (Price- Anderson). Subject to retrospective assessment with respect to loss from an incident at any U.S. reactor, payable at $10 million per year. Price-Anderson expires in 2002.
(b)  Limit of liability for each incident under Price-Anderson.
(c) Industry limit for potential liability from workers claiming exposure to the hazard of nuclear radiation.
(d)  Includes premature decommissioning costs.
(e) Weekly indemnity of $3.5 million, for 52 weeks which commences after the first 12 weeks of an outage, plus $2.8 million per week for 110 weeks thereafter.
--------------------------------------------------------------------------------

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

If losses from a nuclear incident at Callaway exceed the limits of, or are not subject to, insurance, or if coverage is not available, the Company will self-insure the risk. Although the Company has no reason to anticipate a serious nuclear incident, if one did occur it could have a material, but indeterminable, adverse effect on the Company's financial position, results of operations or liquidity.

On February 13, 2002, the Environmental Protection Agency (EPA) proposed NOx control rules for utility boilers in Missouri (where all of the Company's coal-fired power plant boilers are located) similar to the EPA's program aimed at reducing ozone levels in the Eastern United States. These rules would require an approximate 64% reduction from current levels of NOx emissions. The Company estimates approximately $140 million will be required to be spent to comply with these rules by 2005. This estimate includes the assumption that the regulations will require the installation of Selective Catalytic Reduction (SCR) or similar technology on some of the Company's units, as well as additional controls. The Company is still evaluating the impact of the EPA's regulations and may challenge certain aspects of these rules.

The Company has applied for Early Reduction NOx credits which would allow it to manage compliance strategies by either purchasing NOx control equipment or utilizing credits. The Company may be eligible for such credits due to the current low NOx emission rates of some of the Company's boilers under current regulations.

In July 1997, the EPA issued regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. The standards were challenged by industry and some states, and arguments were eventually heard by the U.S. Supreme Court. On February 27, 2001, the U.S. Supreme Court upheld the standards in large part, but remanded a number of significant implementation issues back to the EPA for resolution. The EPA is currently working on a new rulemaking to address the issues raised by the Supreme Court. New ambient standards may
                                       40
require significant additional reductions in sulfur dioxide (SO2) and NOx emissions from the Company's power plants by 2008. At this time, the Company is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

In December 1999, the EPA issued a decision to regulate mercury emissions from coal-fired power plants by 2008. The EPA is on schedule to propose regulations by 2004. These regulations have the potential to add significant capital and/or operating costs on the Company's generating systems after 2005. On July 20, 2001, the EPA issued proposed Best Available Retrofit Technology (BART) guidelines to address visibility impairment (so called "Regional Haze") across the United States from sources of air pollution, including coal-fired power plants. The guidelines are to be used by States to mandate pollution control measures for SO2 and NOx emissions. These rules could also add significant pollution control costs to the Company's generating systems between 2008 and 2012.

In addition, the United States Congress has been working on legislation to consolidate the numerous air pollution regulations facing the utility industry. This "multi-pollutant" legislation is expected to be deliberated in Congress in 2002. While the cost to comply with such legislation, if enacted, could be significant, it is anticipated that the costs would be less than the combined impact of all the new National Ambient Air Quality Standards, mercury and Regional Haze regulations, discussed above. Pollution control costs under such legislation are expected to be incurred in phases from 2007 through 2015. At this time, the Company is unable to predict the ultimate impact of the above expected regulations and this legislation on its future financial condition, results of operations or liquidity; however, the impact could be material.

The Company is involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site. The Company has been identified by the federal or state governments as a potentially responsible party (PRP) at several contaminated sites.

The Company  owns or is otherwise  responsible  for one  manufactured  gas plant
(MGP) site in Illinois, 10 MGP sites in Missouri and one MGP site in Iowa. The ICC permits the recovery of remediation and litigation costs associated with certain former MGP sites located in Illinois from the Company's Illinois electric and natural gas utility customers through environmental adjustment clause rate riders. To be recoverable, such costs must be prudently and properly incurred and are subject to annual reconciliation review by the ICC. Unlike Illinois, the Company does not have in effect in Missouri a rate rider mechanism, which permits remediation costs associated with MGP sites to be recovered from utility customers, and the Company has no retail utility operations in Iowa.

In June 2000, the EPA notified the Company and numerous other companies that former landfills and lagoons in Sauget, Illinois, may contain soil and groundwater contamination. These sites are known as Sauget Area 1 and Sauget
Area 2. From approximately 1926 until 1976, the Company operated a power generating facility adjacent to Sauget Area 2 and currently owns and operates electric transmission and distribution facilities in or near Sauget Area 1.

In September 2000, the United States Department of Justice was granted leave by the United States District Court - Southern District of Illinois to add numerous additional parties, including the Company, to a preexisting lawsuit between the government and others. The government seeks recovery of response costs under the Comprehensive Environmental Response Compensation Liability Act of 1980
(commonly known as CERCLA or Superfund), incurred in connection with the remediation of Sauget Area 1. The Company believes that the final resolution of this lawsuit and the remediation of Sauget Area 1 will not have a material adverse effect on its financial position, results of operations or liquidity.

With respect to Sauget Area 2, the Company has joined with other PRPs to evaluate the extent of potential contamination. At this time, the Company is unable to predict the ultimate impact of the Sauget Area 2 site on its financial position, results of operation or liquidity.

On September 13, 2001, the EPA proposed in the Federal Register that Sauget Area 1 and Sauget Area 2 be listed on the National Priorities List (NPL). The inclusion of a site on the NPL allows the EPA to access Superfund trust monies to fund site remediations.

In addition, the Company's operations, or that of its predecessor companies, involve the use, disposal and, in appropriate circumstances, the cleanup of substances regulated under environmental protection laws. The Company is unable to determine the impact these actions may have on the Company's financial position, results of operations or liquidity.

The Company's union employees are represented by the International Brotherhood of Electrical Workers and the International Union of Operating Engineers. These employees comprise approximately 75% of the Company's workforce. Contracts with collective bargaining units representing approximately 9% of these will expire in 2002. In addition, contracts with collective bargaining units representing approximately 91% of these employees will expire in 2003.

Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, the Company is unable to predict the impact of these changes on the Company's future financial condition, results of operations or liquidity. See Note 2 - Regulatory Matters for further information.

The Company is involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. The Company believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 12 - Callaway Nuclear Plant

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill per nuclear-generated kilowatthour sold for future disposal of spent fuel. Electric utility rates charged to customers provide for recovery of such costs. The DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Company has sufficient storage capacity at the Callaway Nuclear Plant site until 2020 and has the capability for additional storage capacity through the licensed life of the plant. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of the Callaway Nuclear Plant.

Electric utility rates charged to customers provide for recovery of Callaway Nuclear Plant decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway site is assumed to be decommissioned using the DECON (immediate dismantlement) method. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $585 million in current year dollars and are expected to escalate approximately 4% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to depreciation expense over Callaway's service life and amounted to approximately $7 million in each of the years 2001, 2000 and 1999. Every three years, the MoPSC and ICC require the Company to file updated cost studies for decommissioning Callaway, and electric rates may be adjusted at such times to reflect changed estimates. The latest studies were filed in 1999. Costs collected from customers are deposited in an external trust fund to provide for Callaway's decommissioning. Fund earnings are expected to average approximately 9% annually through the date of decommissioning. If the assumed return on trust assets is not earned, the Company believes it is probable that any such earnings deficiency will be recovered in rates. Trust fund earnings, net of expenses, appear on the balance sheet as increases in the nuclear decommissioning trust fund and in the accumulated provision for nuclear decommissioning.

The staff of the SEC has questioned certain current accounting practices of the electric utility industry, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (see Note 1 - Summary of Significant Accounting Policies).

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

Derivative Financial Instruments
Market prices used to determine fair value are based on management's  estimates,
which  take  into   consideration   factors   like  closing   exchange   prices,
over-the-counter prices, and time value of money and volatility factors.

Carrying amounts and estimated fair values of the Company's financial instruments at December 31:
                                                             2001                    2000
-------------------------------------------------------------------------------------------------
(In Millions)                                       Carrying       Fair     Carrying        Fair
                                                      Amount      Value       Amount       Value
-------------------------------------------------------------------------------------------------
Long-term debt (including current portion)            $1,691     $1,727       $1,760      $1,777
Preferred stock                                          155        138          155         121
-------------------------------------------------------------------------------------------------

The Company has investments in debt and equity securities that are held in trust funds for the purpose of funding the nuclear decommissioning of its Callaway Nuclear Plant (see Note 12- Callaway Nuclear Plant). The Company has classified these investments in debt and equity securities as available for sale and has recorded all such investments at their fair market value at December 31, 2001 and 2000. In 2001, 2000, and 1999, the proceeds from the sale of investments were $230 million, $61 million and $83 million, respectively. Using the specific identification method to determine cost, the gross realized gains on those sales were approximately $4 million for 2001, $1 million for 2000 and $11 million for 1999. Net realized and unrealized gains and losses are reflected in the accumulated provision for nuclear decommissioning on the balance sheet, which is consistent with the method used by the Company to account for the decommissioning costs recovered in rates.

Costs and fair values of investments in debt and equity securities in the nuclear decommissioning trust fund at December 31 were as follows:

---------------------------------------------------------------------------------------------------
2001 (In Millions)                                          Gross Unrealized
                  ---------------------------------------------------------------------------------
Security Type               Cost                Gain             (Loss)            Fair Value
Debt Securities            $  57                $  2              $   -              $  59
Equity Securities             78                  44                  -                122
Cash equivalents               6                   -                  -                  6
---------------------------------------------------------------------------------------------------
                           $ 141                $ 46              $   -              $ 187
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
2000 (In Millions)                                          Gross Unrealized
                  ---------------------------------------------------------------------------------
Security Type               Cost                Gain             (Loss)            Fair Value
Debt Securities            $  71                $  3              $   -              $  74
Equity Securities             52                  61                  -                113
Cash equivalents               4                   -                  -                  4
----------------------------------------------------------------------------------------------------
                           $ 127                $ 64              $   -              $ 191
----------------------------------------------------------------------------------------------------

The contractual maturities of investments in debt securities at December 31,
2001, were as follows:
----------------------------------------------------------------------------------------------------
(In Millions)                                                    Cost              Fair Value
----------------------------------------------------------------------------------------------------
Less than 5 years                                                 $20                 $21
5 years to 10 years                                                22                  23
Due after 10 years                                                 15                  15
----------------------------------------------------------------------------------------------------
                                                                  $57                 $59
----------------------------------------------------------------------------------------------------



SELECTED QUARTERLY INFORMATION  (Unaudited)
--------------------------------
(Thousands of Dollars)
----------------------------------------------------------------------------------------------------
                                                                                      Net Income
                                                                                     Available to
Quarter Ended                     Operating          Operating            Net           Common
                                   Revenues            Income            Income       Shareholder
----------------------------------------------------------------------------------------------------
March 31, 2001 (a)                $ 666,208          $ 62,677          $ 38,201         $ 35,997
March 31, 2000 (a)                  561,190            65,775            39,236           37,032
June 30, 2001 (b)                   783,281           106,619            82,458           80,253
June 30, 2000 (b)                   682,511           114,013            86,852           84,647
September 30, 2001                1,053,324           220,739           202,794          200,590
September 30, 2000 (c)              874,091           228,125           204,087          201,883
December 31, 2001                   675,117            66,417            50,383           48,179
December 31, 2000 (d)               601,445            44,324            22,836           20,632
----------------------------------------------------------------------------------------------------

(a) The first quarter of 2001 and 2000 included credits to Missouri electric customers that reduced net income approximately $9 million and $6 million, respectively. The first quarter of 2001 also included an unusual charge for the adoption of a new accounting standard related to derivatives that reduced net income $5 million.
(b) The second quarter of 2001 included a reduction to previously recorded credits to Missouri electric customers that increased net income approximately $15 million. The second quarter of 2000 included credits to Missouri electric customers that reduced net income approximately $3 million.
(c) The third quarter of 2000 included credits to Missouri electric customers that reduced net income approximately $11 million.
(d) The fourth quarter of 2000 included credits to Missouri electric customers that reduced net income approximately $17 million. The fourth quarter of 2000 also included an unusual charge related to the withdrawal from the Midwest ISO that reduced net income approximately $10 million. (See Note 2
     - Regulatory Matters under Notes to Financial Statements for further information).

Other changes in quarterly earnings are due to the effect of weather on sales and other factors that are characteristic of public utility operations.

                                    PART III

ITEM    10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in AmerenUE's 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

Information  concerning  executive officers required by this item is reported in
Part I of this Form 10-K.


ITEM    11.    EXECUTIVE COMPENSATION.

Any information required to be reported by this item is included under "Executive Compensation" in AmerenUE's 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM    12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Any information required to be reported by this item is included under "Security Ownership" in AmerenUE's 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM    13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Any  information  required to be  reported by this item is included  under "Item
(1): Election of Directors" in AmerenUE's 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants

                                                                   Pages Herein

         Report of Independent Accountants.........................      23
         Balance Sheet - December 31, 2001 and 2000................      24
         Statement of Income - Years 2001, 2000, and 1999..........      25
         Statement of Cash Flows - Years 2001, 2000, and 1999......      26
         Statement of Common Stockholder's
         Equity - Years 2001, 2000, and 1999.......................      27
         Notes to Financial Statements.............................      28
         Valuation and Qualifying Accounts (Schedule II)
            Years 2001, 2000, and 1999.............................      46


         Schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements.


     2.  Exhibits:  See EXHIBITS beginning on Page 48.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of 2001.

                             UNION ELECTRIC COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



Col. A                                                  Col. B                       Col. C                Col. D          Col. E
------                                                  ------                       ------                ------          ------

                                                                                    Additions
                                                                         -----------------------------
                                                                            (1)              (2)
                                                      Balance at         Charged to                                     Balance at
                                                      beginning          costs and        Charged to                      end of
           Description                                of period          expenses       other accounts    Deductions      period
           -----------                                ----------         ----------     --------------    ----------    ----------
                                                                                                            (Note)
Year ended December 31, 2001

Reserves deducted in the balance sheet from assets to which they apply:

   Allowance for doubtful accounts                    $6,251,242        $17,509,000                       $16,474,028    $7,286,214
                                                      ==========        ===========                       ===========    ==========




Year ended December 31, 2000

Reserves deducted in the balance sheet from assets to which they apply:

   Allowance for doubtful accounts                     $5,308,463        $8,440,000                        $7,497,221    $6,251,242
                                                       ==========        ==========                        ==========    ==========




Year ended December 31, 1999

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                    $6,678,422        $8,840,000                        $10,209,959   $5,308,463
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

                                           UNION ELECTRIC COMPANY
                                                 (Registrant)

Date   March 28, 2002                       By   /s/ CHARLES W. MUELLER
       --------------                       -----------------------------------
                                                     Charles W. Mueller
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         Signature                       Title                       Date

  /s/ CHARLES W. MUELLER        Chairman, Chief Executive       March 28, 2002
--------------------------      Officer and Director
      Charles W. Mueller        (Principal Executive Officer)

  /s/ GARY L. RAINWATER         President, Chief Operating      March 28, 2002
---------------------------     Officer and Director
      Gary L. Rainwater

  /s/ WARNER L. BAXTER          Senior Vice President and       March 28, 2002
---------------------------     Director
      Warner L. Baxter          (Principal Financial Officer)

  /s/ MARTIN J. LYONS           Controller                      March 28, 2002
---------------------------     (Principal Accounting Officer)
      Martin J. Lyons

  /s/ PAUL A. AGATHEN           Senior Vice President and       March 28, 2002
---------------------------     Director
      Paul A. Agathen

  /s/ THOMAS R. VOSS            Senior Vice President and       March 28, 2002
---------------------------     Director
      Thomas R. Voss

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

Exhibit No.                          Description

    2       - Agreement and Plan of Merger, dated as of August 11, 1995, by and among Union Electric Company (the Company), CIPSCO Incorporated, Ameren Corporation (Ameren), and Arch Merger Inc. (June 30, 1995 Form 10-Q/A (Amendment No. 1), Exhibit 2(a)).

    3.1(i) - Restated Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Missouri (1993 Form 10-K,
              Exhibit 3(i)).

    3.2(ii) - By-Laws of the Company as amended to August 23, 2001 (September
              30, 2001 Form 10-Q, Exhibit 3(ii)).

    4.2 - Order of the Securities and Exchange Commission dated October 16, 1945 in File No. 70-1154 permitting the issue of Preferred Stock, $3.70 Series (File No. 2-27474, Exhibit 3-E).

    4.3 - Order of the Securities and Exchange Commission dated April 30, 1946 in File No. 70-1259 permitting the issue of Preferred Stock, $3.50 Series (File No. 2-27474, Exhibit 3-F).

    4.4 - Order of the Securities and Exchange Commission dated October 20, 1949 in File No. 70-2227 permitting the issue of Preferred Stock, $4.00 Series (File No. 2-27474, Exhibit 3-G).

    4.5 - Indenture of Mortgage and Deed of Trust of the Company dated June 15, 1937 (Mortgage), as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941 (File No. 2-4940, Exhibit B-1).

Exhibit No.                                    Description

    4.6      - Supplemental Indentures to Mortgage

               Dated as of             File Reference                Exhibit No.
               -----------             --------------                -----------
               April 1, 1971           Form 8-K, April 1971               6
               February 1, 1974        Form 8-K, February 1974            3
               July 7, 1980            2-69821                            4.6
               December 1, 1991        33-45008                           4.4
               December 4, 1991        33-45008                           4.5
               January 1, 1992         Form 10-K, 1991                    4.6
               October 1, 1992         Form 10-K, 1992                    4.6
               December 1, 1992        Form 10-K, 1992                    4.7
               February 1, 1993        Form 10-K, 1992                    4.8
               May 1, 1993             Form 10-K, 1993                    4.6
               August 1, 1993          Form 10-K, 1993                    4.7
               October 1, 1993         Form 10-K, 1993                    4.8
               January 1, 1994         Form 10-K, 1993                    4.9
               February 1, 2000        Form 10-K, 2000                    4.1

    4.7      - Indenture (for unsecured subordinated debt securities) of the
               Company dated as of December 1, 1996 (1996 Form 10-K,
               Exhibit 4.36).

    4.8      - Loan Agreement dated as of December 1, 1991 between the State
               Environmental Improvement and Energy Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1991 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee (1992 Form 10-K, Exhibit 4.37).

    4.9      - Loan Agreement dated as of December 1, 1992, between the State
               Environmental Improvement and Energy Resources Authority and the Company, together with Indenture of Trust dated as of December 1, 1992 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee (1992 Form 10-K, Exhibit 4.38).

    4.10     - Fuel Lease dated as of February 24, 1981 between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (1980 Form 10-K, Exhibit 10.20).

    4.11     - Amendments to Fuel Lease dated as of May 8, 1984 and October 15,
               1984, respectively, between the Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (Registration
               No. 2-96198, Exhibit 4.28).

    4.12     - Amendment to Fuel Lease dated as of October 15, 1986 between the
               Company, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (September 30, 1986 Form 10-Q, Exhibit 4.3).

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

Exhibit No.                          Description

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

   10.6      - Amended Joint Dispatch Agreement among the Company, AmerenEnergy
               Generating Company (Generating Company) and Central Illinois Public Service Company d/b/a AmerenCIPS (File No. 333-56594,
               Exhibit 10.4).

   10.7      - Power Sales Agreement between AmerenEnergy Marketing Company and the Company (September 30, 2001 Generating Company Form 10-Q,
               Exhibit 10.1).

   10.8      - Alliance Agreement establishing the Alliance Independent
               Transmission System Operator, Inc., Alliance Transmission Company, LLC and Amendment to admit the Company and Central Illinois Public Service Company d/b/a AmerenCIPS (June 30, 2001 Ameren Form 10-Q, Exhibit 10.1).


                         Exhibits Available Upon Request

     The following instrument defining the rights of holders of certain unregistered long-term debt of the Company has not been filed with the SEC but will be furnished upon request.

              - Loan Agreement dated as of March 1, 2000, between the Company and the State Environmental Improvement and Energy Resources Authority of the State of Missouri (EIERA) in connection with the EIERA's $186,500,000 Environmental Improvement Revenue Refunding Bonds (AmerenUE Project)($63,500,000 Series 2000A, $63,000,000 Series 2000B, and $60,000,000 Series 2000C) due
                March 1, 2035.

Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

        Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

        Information regarding AmerenEnergy Generating Company on Form S-4 is on file with the SEC under File Number 333-56594 and its Forms 8-K, 10-Q and 10-K are being filed under the same File Number.

                                                                                                        Exhibit 12

                                        UNION ELECTRIC COMPANY
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS



                                                              Year Ended December 31,
                                     ----------------------------------------------------------------------------------
                                             1997         1998          1999          2000        2001

                                                         Thousands of Dollars Except Ratios


Net Income                                  $301,655     $320,070      $349,252      $353,011    $373,836
Add- Extraordinary items net of tax           26,967            -             -             -           -
                                         -----------   ----------   -----------   -----------  ----------
Net income from continuing operations        328,622      320,070       349,252       353,011     373,836

                                          -----------   ----------   -----------   -----------  ----------
Taxes based on income                        199,763      212,554       226,696       224,149     229,599
                                          -----------   ----------   -----------   -----------  ----------

Net income before income taxes               528,385      532,624       575,948       577,160     603,435
                                          -----------   ----------   -----------   -----------  ----------



Add- fixed charges:
   Interest on long term debt                125,705      124,766       117,899       121,763     108,768
   Other interest                              9,299        1,660        (1,342)        4,219       4,017
   Rentals                                     3,727        3,416         3,899         3,928       3,576
   Amortization of net debt premium, discount,
      expenses and losses                      3,672        3,522         3,421         3,300       3,282

                                          -----------   ----------   -----------   -----------  ----------
Total fixed charges                          142,403      133,364       123,877       133,210     119,643
                                          -----------   ----------   -----------   -----------  ----------

Earnings available for fixed charges         670,788      665,988       699,825       710,370     723,078
                                          ===========   ==========   ===========   ===========  ==========


Ratio of earnings to fixed charges              4.71         4.99          5.64          5.33        6.04
                                          ===========   ==========   ===========   ===========  ==========



Earnings required for preferred dividends:
   Preferred stock dividends                   8,817        8,817         8,817         8,817       8,817
   Adjustment to pre-tax basis                 4,257        4,649         4,544         4,439       4,299
                                          -----------   ----------   -----------   -----------  ----------
                                              13,074       13,466        13,361        13,256      13,116

Fixed charges plus preferred stock dividend
    requirements                             155,477      146,830       137,238       146,466     132,759
                                          ===========   ==========   ===========   ===========  ==========


Ratio of earnings to fixed charges plus
    preferred stock dividend requirements       4.31         4.53          5.09          4.85        5.44
                                          ===========   ==========   ===========   ===========  ==========
