Form 10-Q
period 2002-09-30
UNION ELECTRIC CO
filed 2002-11-14
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For The Quarterly Period Ended September 30, 2002

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





     Shares outstanding of Union Electric Company's common stock as of November 12, 2002: Common Stock, $5 par value, held by Ameren Corporation (parent company of registrant) - 102,123,834

                             UNION ELECTRIC COMPANY

                                      INDEX


                                                                          Page
                                                                        --------

PART I.   Financial Information

  ITEM 1. Financial Statements (Unaudited)
          Balance Sheet at September 30, 2002 and December 31, 2001.....    2
          Statement of Income for the three and nine months ended
            September 30, 2002 and 2001.................................    3
          Statement of Cash Flows for the nine months ended
            September 30, 2002 and 2001.................................    4
          Statement of Common Stockholder's Equity for the three and
            nine months ended September 30, 2002 and 2001...............    5
          Notes to Financial Statements.................................    6

  ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   15

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk....   25

  ITEM 4. Controls and Procedures.......................................   26

PART II.  Other Information

  ITEM 1. Legal Proceedings.............................................   28

  ITEM 5. Other Information.............................................   28

  ITEM 6. Exhibits and Reports on Form 8-K..............................   28


SIGNATURE...............................................................   29
CERTIFICATIONS..........................................................   29




This Form 10-Q  contains  "forward-looking  statements"  within  the  meaning of
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Safe Harbor Statement." Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
               (Unaudited, in millions, except per share amounts)
                                                                   September 30,        December 31,
                                                                        2002                2001
                                                                   -------------        ------------
ASSETS:
Property and plant, at original cost:
   Electric                                                             $ 10,222           $ 9,828
   Gas                                                                       263               252
   Other                                                                      37                37
                                                                    ------------       -----------
                                                                          10,522            10,117
   Less accumulated depreciation and amortization                          4,978             4,802
                                                                    ------------       -----------
                                                                           5,544             5,315
Construction work in progress:
   Nuclear fuel in process                                                   124                97
   Other                                                                     207               298
                                                                    ------------       -----------
        Total property and plant, net                                      5,875             5,710
                                                                    ------------       -----------
Investments and other assets:
   Nuclear decommissioning trust fund                                        162               187
   Other                                                                      87                75
                                                                    ------------       -----------
         Total investments and other assets                                  249               262
                                                                    ------------       -----------
Current assets:
   Cash and cash equivalents                                                  13                15
   Accounts receivable - trade (less allowance for doubtful
         accounts of $6 and $7, respectively)                                223               144
   Unbilled revenue                                                           98                90
   Other accounts and notes receivable                                        27                73
   Intercompany notes receivable                                               -                84
   Materials and supplies, at average cost -
      Fossil fuel                                                             73                71
      Other                                                                   90                85
   Other                                                                      25                16
                                                                    ------------       -----------
         Total current assets                                                549               578
                                                                    ------------       -----------
Regulatory assets:
   Deferred income taxes                                                     552               604
   Other                                                                     131               134
                                                                    ------------       -----------
         Total regulatory assets                                             683               738
                                                                    ------------       -----------
Total Assets                                                             $ 7,356           $ 7,288
                                                                    ============       ===========

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, $5 par value, 150.0 shares authorized -
     102.1 shares outstanding                                              $ 511             $ 511
   Other paid-in capital, principally premium on common stock                702               702
   Retained earnings                                                       1,574             1,440
   Accumulated other comprehensive income                                      4                 1
                                                                    ------------       -----------
      Total common stockholder's equity                                    2,791             2,654
                                                                    ------------       -----------
   Preferred stock not subject to mandatory redemption                       114               155
   Long-term debt                                                          1,574             1,599
                                                                    ------------       -----------
         Total capitalization                                              4,479             4,408
                                                                    ------------       -----------
Current liabilities:
   Current maturities of long-term debt                                      195                92
   Short-term debt                                                             -               186
   Intercompany notes payable                                                109                 -
   Accounts and wages payable                                                136               305
   Accumulated deferred income taxes                                           3                35
   Taxes accrued                                                             311               104
   Other                                                                     126               128
                                                                    ------------       -----------
         Total current liabilities                                           880               850
                                                                    ------------       -----------
Accumulated deferred income taxes                                          1,315             1,326
Accumulated deferred investment tax credits                                  124               129
Regulatory liabilities                                                       130               137
Other deferred credits and liabilities                                       428               438
                                                                    ------------       -----------
Total Capital and Liabilities                                            $ 7,356           $ 7,288
                                                                    ============       ===========

See Notes to Financial Statements.


                             UNION ELECTRIC COMPANY
                               STATEMENT OF INCOME
                            (Unaudited, in millions)


                                                                 Three Months Ended           Nine Months Ended
                                                                      September 30,                September 30,
                                                             ---------------------------  ---------------------------
                                                                 2002          2001           2002          2001
                                                             ------------- -------------  ------------- -------------
OPERATING REVENUES:
   Electric                                                     $ 882       $ 1,027        $ 2,229       $ 2,389
   Gas                                                             12            20             80           107
                                                             ------------- -------------  ------------- -------------
      Total operating revenues                                    894         1,047          2,309         2,496
                                                             ------------- -------------  ------------- -------------

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                                    198           372            633           852
      Gas                                                           7             7             49            64
      Other                                                       142           125            410           388
                                                             ------------- -------------  ------------- -------------
                                                                  347           504          1,092         1,304
   Maintenance                                                     59            55            182           214
   Depreciation and amortization                                   70            70            211           209
   Income taxes                                                   120           134            211           213
   Other taxes                                                     67            63            174           166
                                                             ------------- -------------  ------------- -------------
      Total operating expenses                                    663           826          1,870         2,106
                                                             ------------- -------------  ------------- -------------

OPERATING INCOME                                                  231           221            439           390

OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used during construction              1             4              3             8
   Miscellaneous, net -
     Miscellaneous income                                           1             8             24            25
     Miscellaneous expense                                         (1)           (2)           (32)           (9)
     Income taxes                                                   -            (1)             8            (2)
                                                             ------------- -------------  ------------- -------------
      Total other income and (deductions)                           1             9              3            22
                                                             ------------- -------------  ------------- -------------

INTEREST CHARGES:
   Interest                                                        28            28             82            89
   Allowance for borrowed funds used during construction           (2)           (2)            (4)           (6)
                                                             ------------- -------------  ------------- -------------
      Net interest charges                                         26            26             78            83
                                                             ------------- -------------  ------------- -------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                        206           204            364           329

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF INCOME TAXES                                -             -              -            (5)
                                                             ------------- -------------  ------------- -------------

NET INCOME                                                        206           204            364           324

PREFERRED STOCK DIVIDENDS                                           2             3              6             7
                                                             ------------- -------------  ------------- -------------

NET INCOME AFTER PREFERRED STOCK DIVIDENDS                      $ 204         $ 201          $ 358         $ 317
                                                             ============= =============  ============= =============

See Notes to Financial Statements.


                             UNION ELECTRIC COMPANY
                             STATEMENT OF CASH FLOWS
                            (Unaudited, in millions)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                      ---------      ---------
                                                                         2002          2001
                                                                      ---------      ---------

Cash Flows From Operating:
   Net income                                                           $ 364         $ 324
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of change in accounting principle                -             5
         Depreciation and amortization                                    211           209
         Amortization of nuclear fuel                                      25            21
         Amortization of debt issuance costs and premium/discounts          3             2
         Allowance for funds used during construction                      (7)          (14)
         Deferred income taxes, net                                         7            17
         Deferred investment tax credits, net                              (5)           (2)
         Other                                                              3            (1)
         Changes in assets and liabilities:
               Receivables, net                                           (41)          (81)
               Materials and supplies                                      (7)          (27)
               Accounts and wages payable                                (169)          (82)
               Taxes accrued                                              207           226
               Assets, other                                              (14)           11
               Liabilities, other                                         (18)          (53)
                                                                      ---------      ---------
Net cash provided by operating activities                                 559           555
                                                                      ---------      ---------

Cash Flows From Investing:
   Construction expenditures                                             (357)         (409)
   Allowance for funds used during construction                             7            14
   Nuclear fuel expenditures                                              (25)          (15)
   Intercompany notes receivable                                           84           165
                                                                      ---------      ---------
Net cash used in investing activities                                    (291)         (245)
                                                                      ---------      ---------

Cash Flows From Financing:
   Dividends on common stock                                             (224)         (215)
   Dividends on preferred stock                                            (6)           (7)
   Capital issuance costs                                                  (1)            -
   Redemptions:
      Nuclear fuel lease                                                    -           (64)
      Short-term debt                                                    (186)            -
      Long-term debt                                                     (125)            -
      Preferred stock                                                     (41)            -
   Issuances:
      Nuclear fuel lease                                                   31             3
      Long-term debt                                                      173            11
      Intercompany notes payable                                          109             -
                                                                      ---------      ---------
Net cash used in financing activities                                    (270)         (272)
                                                                      ---------      ---------

Net change in cash and cash equivalents                                    (2)           38
Cash and cash equivalents at beginning of year                             15            20
                                                                      ---------      ---------
Cash and cash equivalents at end of period                               $ 13          $ 58
                                                                      =========      =========

Cash paid during the periods:
   Interest                                                              $ 70          $ 73
   Income taxes, net                                                       62            41

See Notes to Financial Statements.



                             UNION ELECTRIC COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                            (Unaudited, in millions)


                                                                           Three Months Ended                  Nine Months Ended
                                                                               September 30,                      September 30,
                                                                        ----------------------------     ---------------------------
                                                                                2002          2001              2002           2001
                                                                        -------------   ------------     ------------    -----------

Common stock                                                                   $ 511         $ 511             $ 511          $ 511

Other paid-in capital                                                            702           702               702            702

Retained earnings
   Beginning balance                                                           1,442         1,333             1,440          1,358
   Net income                                                                    206           204               364            324
   Common stock dividends                                                        (72)         (142)             (224)          (283)
   Preferred stock dividends                                                      (2)           (3)               (6)            (7)
                                                                          -----------   -----------       -----------    -----------
                                                                               1,574         1,392             1,574          1,392
                                                                          -----------   -----------       -----------    -----------

Accumulated other comprehensive income
   Beginning balance                                                               1            (4)                1              -
   Change in current period (see below)                                            3             2                 3             (2)
                                                                          -----------   -----------       -----------    -----------
                                                                                   4            (2)                4             (2)
                                                                          -----------   -----------       -----------    -----------


Total common stockholder's equity                                            $ 2,791       $ 2,603           $ 2,791        $ 2,603
                                                                          ===========   ===========       ===========    ===========


Comprehensive income, net of taxes
   Net income                                                                  $ 206         $ 204             $ 364          $ 324
   Unrealized net gain/(loss) on derivative hedging instruments
        (net of income taxes of $2, $1, $3 and $-, respectively)                   2             1                 4             (1)
   Reclassification adjustments for gains/(losses) included in net income
        (net of income taxes of $ -, $1, $(1) and $4, respectively)                1             1                (1)             7
   Cumulative effect of accounting change, net of income taxes of $(5)             -             -                 -             (8)
                                                                          -----------   -----------       -----------   ------------
           Total comprehensive income, net of taxes                            $ 209         $ 206             $ 367          $ 322
                                                                          ===========   ===========       ===========   ============

See Notes to Financial Statements.


UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002


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

     When we refer to AmerenUE, our, we or us, we are referring to Union Electric Company and in some cases our agents, AmerenEnergy, Inc. (AmerenEnergy) and Ameren Energy Fuels and Services Company. All tabular dollar amounts are in millions, unless otherwise indicated.

Accounting Changes and Other Matters

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

     On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption. See Note 7 - "CILCORP Acquisition."

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for us on January 1, 2003. At this time, we are assessing the impact of SFAS 143 on our financial position, results of operations and liquidity upon adoption. However, as a result of this new standard, we expect significant increases to our reported assets and liabilities, including those resulting from obligations associated with our Callaway nuclear plant's decommissioning costs and associated cost recovery.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. SFAS 144 did not have any effect on our financial position, results of operations or liquidity upon adoption.

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize and measure at fair value a liability for a cost associated with an exit or disposal activity in the period in which the liability is incurred and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     During the third quarter ended September 30, 2002, we adopted the provisions of EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," that require revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to the third quarter of 2002, our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues - Electric and in Operating Expenses - Operations - Fuel and Purchased Power in our income statement. This meant that revenues were recorded for the notional amount of the power sale contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract. We now report all contracts within our power risk management program that have been purchased in anticipation of future price changes on a net basis as a component of revenues in the income statement. We have also applied this guidance to all prior periods which had no impact on previously reported earnings or stockholder's equity. The following table summarizes the impact of applying the EITF Issue 02-3 on electric operating revenues for the three and nine month periods ended September 30, 2002:

--------------------------------------------------------------------------------
                                            Three Months          Nine Months
--------------------------------------------------------------------------------
                                           2002      2001        2002      2001
                                           ----      ----        ----      ----
Previously reported gross operating
   revenues                                $958     $1,034      $2,374    $2,396
Costs reclassified                           76          7         145         7
--------------------------------------------------------------------------------
Net operating revenues reported in the
   income statement                        $882     $1,027      $2,229    $2,389
--------------------------------------------------------------------------------

     In October 2002, the EITF reached a consensus to rescind EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The effective date for the full rescission of Issue 98-10 will be for fiscal periods beginning after December 15, 2002. In addition, the EITF reached a consensus in October 2002 that all SFAS 133 trading derivatives (subsequent to the rescission of Issue 98-10) should be shown net in the income statement whether or not physically settled. This consensus would apply to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. The FASB staff indicated that it would attempt to address, through the October EITF meeting minutes process the effective date and transition provisions relating to this consensus. The rescission of EITF 98-10 and the related transition guidance could result in additional netting of certain energy contracts beyond the netting required by EITF 02-3 discussed above and have the effect of lowering our reported revenues and costs with no impact on earnings. We are evaluating the impact of this consensus on our financial statements.

Interchange Revenues

     Interchange revenues included in Operating Revenues - Electric were $100 million for the three months ended September 30, 2002 (2001 - $228 million) and $400 million for the nine months ended September 30, 2002 (2001 - $552 million).

Purchased Power

     Purchased power included in Operating Expenses - Operations - Fuel and Purchased Power was $99 million for the three months ended September 30, 2002 (2001 - $274 million) and $376 million for the nine months ended September 30, 2002 (2001 - $584 million).

Excise Taxes

     Excise taxes on Missouri electric and gas, and Illinois gas customer bills, are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes recorded in Operating Revenues and Other Taxes for the three and nine months ended September 30, 2002 were $36 million (2001 - $34 million) and $85 million (2001 - $80 million), respectively. Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable.

Employee Benefit Plans

     Ameren Corporation, our parent company, made cash contributions totaling $15 million to Ameren's defined benefit retirement plans during the third quarter of 2002, and Ameren expects to make additional cash contributions to the plans totaling approximately $15 million in the fourth quarter of 2002. Our share of the cash contribution made in the third quarter of 2002 was approximately $9 million, and we expect our share of the cash contribution that may be made in the fourth quarter of 2002 will be approximately $9 million. Future funding plans will be evaluated at the end of 2002. Based on the performance of plan assets through September 30, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 to fund $25 million to $50 million in 2004 and $150 million to $200 million in 2005 in order to maintain minimum funding levels. We expect our share of the funding to be between $14 million to $28 million, and $85 million to $113 million for 2004 and 2005, respectively plus our share related to employees of our affiliate, Ameren Services Company. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, any plan funding in 2002 or 2003 and finalization of actuarial assumptions. In addition, we expect at December 31, 2002, to be required to record a minimum pension liability that would result in a charge to OCI in stockholder's equity. The amount of the charge is expected to result in a less than one percent change in debt to total capitalization ratios.


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

     On July 16, 2002, AmerenUE, the MoPSC Staff and all of the other parties to the proceeding submitted to the MoPSC a stipulation and agreement resolving this case. On July 25, 2002, the MoPSC approved the stipulation and agreement, and on August 4, 2002, it became effective. The stipulation and agreement includes the following principal features:

o the phase-in of $110 million of electric rate reductions through April 2004, $50 million of which was retroactively effective as of April 1, 2002, $30 million of which will become effective on April 1, 2003, and $30 million of which will become effective on April 1, 2004,
o a rate moratorium providing for no requests for changes in our electric rates as established by the stipulation and agreement before January 1, 2006 and no resulting changes in rates before June 30, 2006, subject to certain statutory and other exceptions,
o a commitment to contribute, as early as September 2002, $14 million to programs for low income energy assistance and weatherization, promotion of energy efficiency and economic development in our service territory, with additional payments of $3 million made annually on June 30, 2003 through June 30, 2006,
o a commitment to make $2.25 billion to $2.75 billion in critical energy infrastructure investments from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at our nuclear power plant. The 700 megawatts of new generation includes 240 megawatts already added this year, as well as the proposed transfer at net book value to us of approximately 400 to 500 megawatts of generation assets from our non-regulated generation affiliate, AmerenEnergy Generating Company (Generating Company), which is subject to receipt of necessary regulatory approvals and is expected to be completed in the second quarter of 2003. The amount of energy infrastructure investments through June 2006 described in the stipulation and agreement is consistent with our previously-disclosed estimate of the construction expenditures we expect to make over the same time period,

o an annual reduction in our depreciation rates by $20 million, retroactive to April 1, 2002, based on an updated analysis of asset values, service lives and accumulated depreciation levels, and
o a one-time credit of $40 million, which was accrued during the plan period. The entire amount was paid to our Missouri retail electric customers in the third quarter 2002 for settlement of the final sharing period under the alternative regulation plan that expired June 30, 2001.

     In total, the stipulation and agreement is estimated to reduce 2002 net earnings by $32 million. Net earnings are expected to be reduced in 2002 due to the rate reduction ($26 million, net of taxes), the expensing in the quarter ended June 30, 2002 of the entire obligation to fund certain programs ($15 million, net of taxes), offset, in part, by the reduction in depreciation expense ($9 million, net of taxes). Net earnings were reduced due to the stipulation and agreement by $11 million in the quarter ended September 30, 2002 and by $20 million in the quarter ended June 30, 2002.

     In order to satisfy our regulatory load requirements for 2001, we purchased, under a one-year contract (the 2001 Marketing Company - AmerenUE agreement), 450 megawatts of capacity and energy from our affiliate, AmerenEnergy Marketing Company (Marketing Company). This agreement was entered into through a competitive bidding process and reflected market-based rates. For 2002, we similarly entered into a one-year contract (the 2002 Marketing Company
- AmerenUE agreement) with Marketing Company for the purchase of 200 megawatts of capacity and energy. For the four summer months of 2002, we also entered into contracts with two other power suppliers for an aggregate 200 megawatts of additional capacity and energy.

     In May 2001, the MoPSC filed a complaint with the Securities and Exchange Commission (SEC) relating to the 2001 Marketing Company - AmerenUE agreement. The complaint requested an investigation into the contractual relationship between AmerenUE, Marketing Company and Generating Company, in the context of the 2001 Marketing Company - AmerenUE agreement and requested that the SEC find that such relationship violates Section 32(k) of the Public Utility Holding Company Act of 1935 (PUHCA), which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated electric wholesale generator, like Generating Company. We have asserted that the MoPSC's approval of the power sales agreement under PUHCA is not required because Generating Company is not a party to the agreement. In its SEC complaint, the MoPSC proposes that the SEC require us to contract directly with Generating Company and submit such contract to the MoPSC for review. On May 9, 2002, the MoPSC filed a similar complaint with the SEC relating to the 2002 Marketing Company - AmerenUE agreement. While the SEC is still investigating these matters, the MoPSC and AmerenUE have tentatively reached agreement for resolving these disputes. The tentative agreement requires us to not enter into any new contracts to purchase wholesale electric energy from any Ameren affiliate that is an exempt wholesale generator without first obtaining, on a timely basis, the determinations required of the MoPSC that are specified in
Section 32(k) of PUHCA. However, this commitment does not prevent us from completing the purchases contemplated by the 2001 and 2002 Marketing Company-AmerenUE agreements and making short term energy purchases (less than 90 days) from an Ameren affiliate, without prior MoPSC determination, to prevent or alleviate system emergencies. As part of the tentative agreement, the MoPSC has agreed to terminate its SEC complaints.

     Also, with respect to the 2002 Marketing Company - AmerenUE agreement, on May 31, 2002, the Federal Energy Regulatory Commission (FERC) accepted the agreement, subject to refund, and scheduled the matter for a January 2003 hearing to assess the appropriateness of the rates charged. In October 2002, Marketing Company and the FERC Staff jointly reported to the FERC that they have negotiated a settlement in principle of the issues that had been set for hearing, and that they both expect that the settlement will be uncontested. Other than a slight modification to the procedures for obtaining a broker's quote to establish off-peak energy prices under the agreement, the settlement in principle will have no impact on the agreement's price, terms and conditions. The settlement in principle also establishes guidelines for us to follow when conducting future requests for proposals for the purpose of pursuing long term power purchases. Until the SEC and the FERC issue final orders in these proceedings, management is unable to predict their ultimate impact on our future financial position, results of operations or liquidity.

Illinois Electric

     In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) was enacted providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers beginning on May 1, 2002. Industrial and commercial customers were previously offered this choice.

     The original Illinois Law contained a provision freezing retail bundled electric rates through January 1, 2005. In 2002, legislation was passed and signed into law that extended the rate freeze period through January 1, 2007. The offering of choice to our industrial and commercial customers has not had a material adverse effect on our business and we do not expect the offering of choice to our residential customers, or the extension of the rate freeze, to have a material adverse effect on our business.

     In October 2002, we and our Illinois-based utility affiliate, Central Illinois Public Service Company, operating as Ameren CIPS, filed with the
Illinois Commerce Commission (ICC) a proposal to suspend collection of transition charges associated with the Illinois Law for the period commencing June 2003 until at least June 2005. The Illinois Law allows a utility to collect transition charges from customers that elect to move from bundled retail rates to market-based rates. Utilities have the right to collect transition charges throughout the transition period that ends January 1, 2007. The suspension of collection of transition charges is not expected to have a material impact on us.

Federal - Electric Transmission

     In December 1999, the FERC issued Order 2000, requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities in order to improve the wholesale power market. Since January 2001, we and AmerenCIPS, along with several other utilities, were seeking approval from the FERC to participate in an RTO known as the Alliance RTO. We had previously been a member of the Midwest Independent System Operator (Midwest ISO) and recorded a pretax charge to earnings in 2000 of $17 million ($10 million after taxes) for an exit fee and other costs when we left that organization. We felt the for-profit Alliance RTO business model was superior to the not-for-profit Midwest ISO business model and provided us with a more equitable return on our transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. On April 25, 2002, after the Alliance RTO and Midwest ISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the Midwest ISO and National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and the National Grid to purchase certain services from the Midwest ISO at incremental cost rather than Midwest ISO's full tariff rates. The FERC also ordered the Midwest ISO to return the exit fees paid by us and AmerenCIPS to leave the Midwest ISO, provided we and AmerenCIPS return to the Midwest ISO and agree to pay their proportional share of the startup and ongoing operational expenses of the Midwest ISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order.

     Since the April 2002 FERC order, we and AmerenCIPS have made filings with the FERC indicating that we would return to the Midwest ISO through a new independent transmission company, GridAmerica LLC, that was agreed to be formed by us and AmerenCIPS, along with subsidiaries of FirstEnergy Corporation and NiSource Inc. If the FERC approves the definitive agreements establishing GridAmerica, a subsidiary of National Grid will serve as the managing member of GridAmerica and will manage the transmission assets of the three companies and participate in the Midwest ISO on behalf of GridAmerica. Other Alliance RTO companies announced their intentions to join the PJM Interconnection LLC (PJM) RTO. On July 25, 2002, the Ameren companies filed a motion with the FERC requesting that it condition the approval of the choices of other Illinois utilities to join the PJM RTO on Midwest ISO and PJM entering into an agreement addressing important reliability and rate-barrier issues. On July 31, 2002, the FERC issued an order accepting the formation of GridAmerica as an independent transmission company under the Midwest ISO subject to further compliance filings ordered by the FERC. The FERC also issued an order accepting the elections made by the other Illinois utilities to join the PJM RTO on the condition PJM and Midwest ISO immediately begin a process to address the reliability and rate-barrier issues raised by the Ameren companies and other market participants in previous filings.

     Until the reliability and rate-barrier issues are resolved as ordered by the FERC, and the tariffs and other material terms of our participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict whether the Ameren companies will in fact become a member of GridAmerica or Midwest ISO, or the impact that on-going RTO developments will have on our financial condition, results of operation or liquidity.

     On July 31, 2002, the FERC issued its standard market design notice of proposed rulemaking (NOPR). The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to an RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. We are currently evaluating the NOPR and its possible impact on operations and expect to file comments on the NOPR with the FERC in November 2002. Until FERC issues a final rule, management is unable to predict the ultimate impact on our future financial position, results of operations or liquidity.


NOTE 3 - Related Party Transactions

     AmerenUE has transactions in the normal course of business with its parent, Ameren Corporation, and Ameren's other subsidiaries. These transactions are primarily comprised of power purchases and sales, as well as other services received or rendered. Intercompany power purchases from joint dispatch and other agreements were approximately $36 million for the three months ended September 30, 2002 (2001 - $78 million) and $87 million for the nine months ended September 30, 2002 (2001 - $122 million). Intercompany power sales totaled $21 million for the three months ended September 30, 2002 (2001 - $17 million) and $58 million for the nine months ended September 30, 2002 (2001 - $57 million).

     Support services provided by our affiliates, Ameren Services and AmerenEnergy, including wages, employee benefits and professional services are based on actual costs incurred. For the three months ended September 30, 2002, Other Operating Expenses provided by Ameren Services and AmerenEnergy totaled $43 million (2001 - $39 million) and $123 million (2001 - $129 million) for the nine months ended September 30, 2002.

     Intercompany receivables included in Other Accounts and Notes Receivable were approximately $18 million as of September 30, 2002 (December 31, 2001 - $38 million). Intercompany payables included in Accounts and Wages Payable totaled approximately $46 million as of September 30, 2002 (December 31, 2001 - $70 million).

     We have the ability to borrow from Ameren and AmerenCIPS through a regulated money pool agreement. Ameren Services administers the regulated money pool and tracks internal and external funds separately. Internal funds are surplus funds contributed to the money pool from participants. The primary source of external funds for the regulated money pool at September 30, 2002 was our commercial paper program, which was backed by bank credit agreements totaling $430 million and credit agreements totaling $400 million at Ameren. The total amount available to us at any given time from the regulated money pool is reduced by the amount of borrowings by our affiliates, but increased to the extent Ameren, AmerenCIPS or Ameren Services have surplus funds and the availability of other external borrowing sources. The availability of funds is also determined by funding requirement limits established by PUHCA. AmerenUE, AmerenCIPS and Ameren Services rely on the regulated money pool to coordinate and provide for certain short-term cash and working capital requirements. Borrowers receiving a loan under the regulated money pool agreement must repay the principal amount of such loan, together with accrued interest. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three months ended September 30, 2002, the average interest rate for the regulated money pool was 1.73% (2001 - 3.67%) and for the nine months ended September 30, 2002 was 1.75% (2001 - 4.51%). As of September 30, 2002, we had the ability to borrow up to $471 million, all of which was unused and available, through the regulated money pool, which was in addition to amounts available under our $430 million commercial paper program and cash balances at Ameren Corporation. At September 30, 2002, we had outstanding intercompany payables of $109 million, sourced by internal funds through the money pool. At December 31, 2001, we had outstanding intercompany receivables of $84 million through the money pool.

     In July 2002, Ameren Corporation entered into new credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs. These new credit facilities support our ability to borrow through the regulated money pool. The $400million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced our existing $300 million revolving credit facility. At September 30, 2002, all of such borrowing capacity under these new facilities was available.

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At September 30, 2002, we were in compliance with these provisions.


NOTE 4 - Derivative Financial Instruments

     We utilize derivatives  principally to manage the risk of changes in market
prices  for  natural  gas,  fuel,   electricity  and  emission  credits.   Price
fluctuations in natural gas, fuel and electricity cause:

o an unrealized appreciation or depreciation in the value of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
o market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities in inventory or under the firm commitment; and
o actual cash outlays for the purchase of these commodities, in certain circumstances, to differ from anticipated cash outlays.

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

     In addition, we may purchase additional power, again within risk management guidelines, in anticipation of power requirement and future price changes. Certain derivative contracts we enter into on a regular basis as part of our power risk management program do not qualify for hedge accounting or the normal purchase, normal sale exception under SFAS 133. Accordingly, these contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our power risk management program may be settled by either physical delivery or net settled with the counterparty. See Note 1 - "Summary of Significant Accounting Policies."

     As of September 30, 2002, we recorded the fair value of derivative financial instrument assets of $9 million in Other Assets and the fair value of derivative financial instrument liabilities of $4 million in Other Deferred Credits and Liabilities.

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

     For the three and nine month periods ended September 30, 2002, the pretax net loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was approximately $3 million. The pretax net gain from these transactions for the same three months in the prior year was $2 million. In the prior year nine-month period, we recognized a pretax net gain of $9 million.

     As of September 30, 2002, we had hedged a portion of the electricity price exposure for the upcoming twelve-month period. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure was a net gain of approximately $1 million ($1 million, net of taxes).

     We also held three call options for coal with two suppliers. These options to purchase coal expire October 2003, July 2004 and July 2005. As of September 30, 2002, the mark-to-market gain accumulated in OCI was $6 million ($3 million, net of taxes). The final value of the options will be recognized as a reduction in fuel costs as the hedged coal is burned.

Other Derivatives

     We enter into option transactions to manage our positions in sulfur dioxide allowances, coal, heating oil and electricity. Most of these transactions are treated as non-hedge transactions under SFAS 133. The net change in the market value of sulfur dioxide options is recorded as Operating Revenues - Electric, while the net change in the market value of coal, heating oil and electricity options is recorded as Operating Expenses - Operations - Fuel and Purchased Power in the income statement. The net change in the market values of sulfur dioxide, coal, heating oil, and electricity options was a gain of $1 million ($1 million net of taxes) for the three months ended September 30, 2002 and $4 million ($2 million, net of taxes) for the nine months ended September 30, 2002. The change in market values in the prior year resulted in losses of $2 million ($1 million, net of taxes) for the three-month period and $6 million ($4 million, net of taxes) for the nine-month period.


NOTE 5 - Debt Financing

     In August 2002, we issued $173 million of 5.25% Senior Secured Notes due September 1, 2012. Interest is payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2003. Net proceeds were $172 million, after debt discount and underwriters' fees. These senior secured notes are secured by a related series of our first mortgage bonds until the release date as described in the senior secured note indenture. Proceeds were used to redeem, in September 2002, our $125 million principal amount of 8.75% first mortgage bonds due December 1, 2021 at a 4.38% premium and $41 million of our $1.735 series of preferred stock at par.


NOTE 6 - Miscellaneous, Net

     Miscellaneous, net for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

-----------------------------------------------------------------------------------------------
                                                           Three Months          Nine Months
-----------------------------------------------------------------------------------------------
                                                         2002       2001       2002       2001
                                                         ----       ----       ----       ----
Miscellaneous income:
   Interest and dividend income                           $ -        $ 1        $ 2        $ 7
   Equity in earnings of subsidiary                         1          1         13          3
   Gain on disposition of property and other assets         -          -          3          2
   Other                                                    -          6          6         13
-----------------------------------------------------------------------------------------------
Total miscellaneous income                                $ 1        $ 8       $ 24       $ 25
-----------------------------------------------------------------------------------------------

Miscellaneous expense:
   Plant acquisition amortization                         $ -       $  -       $ (1)      $ (1)
   Donations - rate settlement                              -          -        (26)         -
   Other                                                   (1)        (2)        (5)        (8)
------------------------------------------------------------------------------------------------
Total miscellaneous expense                               $(1)      $ (2)      $(32)      $ (9)
------------------------------------------------------------------------------------------------

NOTE 7 - CILCORP Acquisition

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation (AES) to purchase all of the outstanding common stock of CILCORP Inc. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price payable in cash. Ameren expects to finance a significant portion of the cash component of the purchase price through prior and future issuances of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated in 2003.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the ICC, the SEC under PUHCA, the FERC, the Federal Communications Commission, as well as the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. Applications to all applicable regulatory agencies were made and are proceeding through the approval process. On August 30, 2002, Ameren and AES received from the U.S. Department of Justice (DOJ), a Request for Additional Information (Second Request) under the Hart-Scott-Rodino Act pertaining to the CILCORP acquisition. Ameren intends to respond to the Second Request by the end of November. Under the stock purchase agreement with AES, Ameren is obligated to resolve any issues raised by the DOJ in connection with the Hart-Scott-Rodino filing. Although issuance of a Second Request is not unusual for transactions of this size, it does extend the review and waiting period under the Act. Ameren does not expect that this extension will impact the anticipated transaction closing date. In October 2002, Ameren resolved all outstanding issues related to the CILCORP acquisition with the ICC Staff and all interveners that filed testimony in the case. The principal issue, among other things, related to the potential exercise of market power within the CILCO service territory. To address this issue, Ameren has agreed to invest approximately $23 million by December 31, 2008 to increase the power import capability into CILCO's service territory. The parties expect to agree upon a draft proposed Order for presentation to the ICC in November, which is expected to issue a final Order by the end of the year.

     For the nine-month period ended September 30, 2002, CILCORP had revenues of $579 million, operating income of $79 million, and net income from continuing operations of $29 million, and as of September 30, 2002 had total assets of $1.9 billion. For the year ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.


NOTE 8 - Subsequent Event

     On November 4, 2002, Ameren announced a voluntary retirement program that is being offered to approximately 1,000 of its 7,400 employees including employees providing support functions to us through Ameren Services and approximately 250 AmerenUE employees. In addition, Ameren announced limits on its contributions and increased retiree contributions for certain retiree medical benefit plans and a freeze on wage increases beginning in 2003 for all management employees, including AmerenUE management employees. While we and Ameren expect to realize significant long-term savings as a result of this program, we expect to incur a one-time, after-tax charge in the fourth quarter of 2002 related to the voluntary retirement program. That charge for Ameren could range between $30 million and $50 million, based on voluntary retirements ranging between 300 and 500, respectively. We expect to be allocated a portion of this charge depending on the amount of retirements within AmerenUE and Ameren Services. In addition to the voluntary retirement program, we and Ameren may consider implementing an involuntary severance program if it is determined that additional positions must be eliminated to achieve optimum organizational efficiency and effectiveness. Further, we and Ameren will continue to seek other ways to reduce staffing over the next year to reduce costs and gain efficiencies in operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Union Electric Company is a wholly-owned subsidiary of Ameren Corporation and operates as AmerenUE. Our principal business is the regulated generation, transmission and distribution of electricity, and the regulated distribution of natural gas to residential, commercial, industrial and wholesale users in Missouri and Illinois. Ameren Corporation is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:

o Central Illinois Public Service Company, which operates a regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company) which markets power for periods over one year, and AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren affiliated companies.
o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for Ameren affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which owns and/or operates electric generation and transmission facilities in Illinois. We have a 40% ownership interest in EEI and have accounted for it under the equity method of accounting. Our affiliate, Resources Company, also owns a 20% interest.
o Ameren Services Company, which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

     You should read the following discussion and analysis in conjunction with:

o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o The audited financial statements and related notes that are included in our Annual Report on Form 10-K for the year ended December 31, 2001.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that appears in our Annual Report on Form 10-K for the year ended December 31, 2001.

     When we refer to AmerenUE, our, we or us, we are referring to Union Electric Company and in some cases our agents, AmerenEnergy and AmerenEnergy Fuels and Services Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating, and summer cooling, demand. With nearly all of our revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize coal, nuclear fuel and natural gas in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We do not have fuel recovery mechanisms in Missouri and Illinois for our electric utility businesses, but do have gas cost recovery mechanisms in each state for our gas utility businesses. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and transmission and distribution systems, and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

Summary

     Our net income increased to $206 million in the third quarter of 2002, from $204 million in the third quarter of 2001. Net income for the nine months ended September 30, 2002, was $364 million, an increase of 12% from the first nine months of 2001. The increases in 2002 were primarily due to favorable weather conditions (third quarter - $15 million, net of taxes; year to date - $18 million, net of taxes), increased sales of emission credits, including such sales by EEI (year to date - $12 million, net of taxes), the lack of a Callaway nuclear plant refueling outage to date in 2002 (year to date - $19 million, net of taxes) and lower fuel and purchased power costs. These increases were partially offset by the impact of the settlement of our Missouri electric rate case (third quarter - $11 million, net of taxes; year to date - $31 million, net of taxes) (see below), increased employee benefits expenses (third quarter - $3 million, net of taxes; year to date - $8 million, net of taxes), decreased interchange revenues, increased sales of emission credits in the prior year (third quarter - $5 million, net of taxes) and a reduction of an accrual in 2001 for expected customer sharing credits under the Missouri electric experimental alternative regulation plan that expired in June 2001 (year to date - $6 million, net of taxes) (see Note 2 - "Rate and Regulatory Matters" to our financial statements). In January 2001, we also recorded a charge of $5 million due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Recent Developments

2003 Outlook and Voluntary Retirement Plan

     See "Liquidity and Capital Resources - Outlook" for a discussion of expected challenges to net income in 2003 and beyond, along with a voluntary retirement plan that was offered to approximately 1,000 Ameren employees in early November 2002 and is expected to result in a fourth quarter 2002 after-tax charge to Ameren of between $30 million and $50 million.

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

     On July 16, 2002, AmerenUE, the MoPSC Staff, and all of the other parties to the proceeding submitted to the MoPSC a stipulation and agreement resolving this case. On July 25, 2002, the MoPSC approved the stipulation and agreement, and on August 4, 2002, it became effective. The stipulation and agreement includes the following principal features:

o the phase-in of $110 million of electric rate reductions through April 2004, $50 million of which was retroactively effective as of April 1, 2002, $30 million of which will become effective on April 1, 2003, and $30 million of which will become effective on April 1, 2004,
o a rate moratorium providing for no requests for changes in our electric rates as established by the stipulation and agreement before January 1, 2006 and no resulting changes in rates before June 30, 2006, subject to certain statutory and other exceptions,
o a commitment to contribute, as early as September 2002, $14 million to programs for low income energy assistance and weatherization, promotion of energy efficiency and economic development in our service territory, with additional payments of $3 million made annually on June 30, 2003 through June 30, 2006,
o a commitment to make $2.25 billion to $2.75 billion in critical energy infrastructure investments from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at our nuclear power plant. The 700 megawatts of new generation includes 240 megawatts already added this year, as well as the proposed transfer at net book value to us of approximately 400 to 500 megawatts of generation assets from our non-regulated generation affiliate, Generating Company, which is subject to receipt of necessary regulatory approvals and is expected to be completed in the second quarter of 2003. The amount of energy infrastructure investments through June 2006 described in the stipulation and agreement is consistent with our previously-disclosed estimate of the construction expenditures we expect to make over the same time period,
o an annual reduction in our depreciation rates by $20 million, retroactive to April 1, 2002, based on an updated analysis of asset values, service lives and accumulated depreciation levels, and
o a one-time credit of $40 million, which was accrued during the plan period. The entire amount was paid to our Missouri retail electric customers in the third quarter of 2002 for settlement of the final sharing period under the alternative regulation plan that expired June 30, 2001.

     In total, the stipulation and agreement is estimated to reduce 2002 net earnings by $32 million. Net earnings are expected to be reduced in 2002 due to the rate reduction ($26 million, net of taxes), the expensing in the quarter ended June 30, 2002 of the entire obligation to fund certain programs ($15 million, net of taxes), offset, in part, by the reduction in depreciation expense ($9 million, net of taxes). Net earnings were reduced due to the stipulation and agreement by $11 million in the quarter ended September 30, 2002 and by $20 million in the quarter ended June 30, 2002.

CILCORP Acquisition

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation (AES) to purchase all of the outstanding common stock of CILCORP Inc. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price payable in cash. Ameren expects to finance a significant portion of the cash component of the purchase price through prior and future issuances of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated in 2003.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission (ICC), the Securities and Exchange Commission (SEC) under PUHCA, the Federal Energy Regulatory Commission (FERC), and the Federal Communications Commission, as well as the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. Applications to all applicable regulatory agencies were made and are proceeding through the approval process. On August 30, 2002, Ameren and AES received from the U.S. Department of Justice (DOJ), a Request for Additional Information (Second Request) under the Hart-Scott-Rodino Act pertaining to the CILCORP acquisition. Ameren intends to respond to the Second Request by the end of November. Under the stock purchase agreement with AES, Ameren is obligated to resolve any issues raised by the DOJ in connection with the Hart-Scott-Rodino filing. Although issuance of a Second Request is not unusual for transactions of this size, it does extend the review and waiting period under the Act. Ameren does not expect that this extension will impact the anticipated transaction closing date. In October 2002, Ameren resolved all outstanding issues related to the CILCORP acquisition with the ICC Staff and all interveners that filed testimony in the case. The principal issue, among other things, related to the potential exercise of market power within the CILCO service territory. To address this issue, Ameren agreed to invest approximately $23 million by December 31, 2008 to increase the power import capability into CILCO's service territory. The parties expect to agree upon a draft proposed Order for presentation to the ICC in November, which is expected to issue a final Order by the end of the year.

     For the nine-month period ended September 30, 2002, CILCORP had revenues of $579 million, operating income of $79 million, and net income from continuing operations of $29 million, and as of June 30, 2002 had total assets of $1.9 billion. For the year ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

     In April 2002, as a result of our then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's debt under review for possible downgrade or negative credit watch. Standard & Poor's placed the ratings of AmerenUE and AmerenCIPS debt on negative credit watch and placed the ratings of Generating Company's debt on positive credit watch. However, Standard & Poor's stated it expects the corporate credit ratings of Ameren and its subsidiaries to be in the "A" rating category following completion of the acquisition. Moody's Investor Service stated it envisioned a one notch downgrade of Ameren's issuer, senior unsecured debt and commercial paper ratings. Ameren's corporate credit rating is "A+" at Standard & Poor's and its issuer rating is "A2" at Moody's, while AmerenUE's corporate credit rating is "A+" at Standard & Poor's and its issuer rating is "A1" at Moody's. In July 2002, AmerenUE settled its electric earnings complaint case. Neither Standard & Poor's nor Moody's has changed the assignment of negative or positive watch, review for possible downgrade or negative outlook to any of their ratings nor have the ratings themselves changed. Subsequent to the settlement of the Missouri electric earnings complaint case, Fitch Ratings reduced AmerenUE's ratings by one notch (from "AA" to "AA-" in the case of its first mortgage bonds) and changed the outlook assigned to AmerenUE's ratings from negative to stable. Any adverse change in the Ameren companies' ratings may reduce their access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

Electric Operations

     The following table represents the favorable (unfavorable) variations for the three and nine-month periods ended September 30, 2002 from the comparable periods in 2001:

-----------------------------------------------------------------------------------------------
                                                           Three Months          Nine Months
-----------------------------------------------------------------------------------------------
Operating Revenues:
   Effect of abnormal weather (estimate)............         $   35                $  45
   Growth and other (estimate)......................            (29)                  (7)
   Rate reductions..................................            (23)                 (36)
   Credit to customers..............................              -                  (10)
   Interchange sales................................           (128)                (152)
-----------------------------------------------------------------------------------------------
                                                               (145)                (160)
Fuel and Purchased Power:
   Fuel:
     Generation.....................................          $  (7)              $  (12)
     Price..........................................              6                   23
   Purchased power .................................            175                  208
-----------------------------------------------------------------------------------------------
                                                                174                  219
-----------------------------------------------------------------------------------------------
Change in electric margin                                     $  29               $   59
-----------------------------------------------------------------------------------------------

     Electric margin increased $29 million for the three months ended September 30, 2002 and $59 million for the nine months ended September 30, 2002, compared to the same prior year periods. Favorable weather conditions resulted in an increase in weather-sensitive residential kilowatt-hour sales of 8% for the quarter and 4% year-to-date and commercial kilowatt-hour sales of 5% for the quarter and 4% year-to-date compared to prior year periods. However, industrial kilowatt-hour sales decreased 4% for the quarter and 10% year-to-date compared to the prior year periods, primarily due to the soft economy. Revenues were reduced by $23 million for the third quarter of 2002 and $36 million for the nine months ended September 30, 2002 due to the settlement of the Missouri electric rate case. Revenues in 2001 were increased by $10 million in the first nine months, due to a reduction in the accrual for expected customer sharing credits under the Missouri experimental alternative regulation plan that expired in June 2001. Decreased interchange revenues and sales were attributable to lower energy prices and less low-cost generation available for sale, resulting primarily from increased demand for generation from native load customers. Purchased power costs decreased in the third quarter primarily due to the lower interchange sales and lower prices. Purchased power was reduced in the first nine months of 2002 due to lower interchange sales and the lack of a Callaway nuclear plant refueling, partially offset by unscheduled coal plant outages. Another refueling outage at Callaway began in mid-October, is expected to last 35 days and is estimated to reduce fourth quarter 2002 net earnings by $14 million, net of taxes.

     During the third quarter ended September 30, 2002, we adopted the provision of Emerging Issues Task Force (EITF) Issue 02-3, "Accounting for Contracts
Involved in Energy Trading and Risk Management Activities," that requires certain energy contracts to be shown on a net basis in the income statement. See
Note 1 - "Summary of Significant Accounting Policies" to the financial statements. The above interchange revenues and fuel and purchased power amounts include transactions with our affiliates. See Note 3 - "Related Party Transactions" to our financial statements for further details.

Gas Operations

     Our gas margins decreased $8 million in the third quarter of 2002 as compared to the same period in 2001 with gas revenues decreasing $8 million, due to a 20% decrease in sales. The prior year third quarter included the benefit of the recovery of gas costs from our customers under a purchased gas adjustment clause. Gas margins decreased $12 million for the first nine months of 2002 as compared to the same period in 2001 with gas revenues decreasing $27 million, primarily due to a 7% reduction caused by milder winter weather at the beginning of the year and the favorable purchased gas adjustment in the prior year.

Other Operating Expenses

     Operating Expenses - Operations - Other increased $17 million in the third quarter of 2002 and $22 million in the first nine months of 2002, compared to the year-ago periods, primarily due to higher employee benefit costs related to the investment performance of pension plan assets, increasing healthcare costs and increased legal expenses related to the Missouri electric rate case that was settled in July 2002. See "Liquidity and Capital Resources - Outlook" and Item
3. "Equity Price Risk" below for a discussion of our expectations and plans regarding trends in employee benefit costs.

     Ameren Services and AmerenEnergy provided services to us, including wages, employee benefits, and professional services that were included in Other Operating Expenses. See Note 3 - "Related Party Transactions" to our financial statements.

     Maintenance expenses increased $4 million in the third quarter of 2002, compared to the same prior year period, primarily due to increased expenses in preparation for the Callaway nuclear plant refueling that began in mid-October 2002. Maintenance expenses decreased $32 million in the first nine months of 2002, compared to the same prior year period, primarily due to the lack of a Callaway nuclear plant refueling outage in the first nine months of 2002, along with decreased maintenance at our coal-fired power plants.

     Depreciation and amortization expenses remained comparable for the third quarter compared to same year-ago period. Expenses increased $2 million in the first nine months of 2002, compared to the year-ago periods, primarily due to our investment in coal-fired power plants. The increase in 2002 was partially offset by a reduction in depreciation rates based on an updated analysis of asset values, service lives and accumulated depreciation levels agreed to in the stipulation and agreement associated with the Missouri electric rate case (third quarter - $5 million; year-to-date $10 million).

     Income tax expense decreased $15 million in the third quarter of 2002 due to lower pretax income. Income tax expense decreased $12 million in the first nine months of 2002 primarily due to the lower effective tax rate. Income taxes related to our non-regulated operations are recorded in Other Income and Deductions.

     Other tax expense increased $4 million in the third quarter of 2002 and $8 million in the first nine months of 2002, compared to the year-ago periods, primarily due to higher gross receipts taxes resulting from increased electric residential and commercial sales.

Other Income and Deductions

     Other income and deductions (excluding income taxes) decreased $9 million in the third quarter of 2002 and $29 million in the first nine months of 2002, compared to the same periods last year, primarily due to the commitment to fund certain programs as part of the settlement of the Missouri electric rate case ($26 million), lower intercompany interest earned in the first quarter of 2002 on funds loaned to the regulated money pool resulting from lower average intercompany notes receivable balances and increased coal supply risk management costs. These decreases were partially offset by an increase in earnings from our ownership interest in EEI primarily resulting from its sale of emission credits (year-to-date - $10 million) along with increased gains on asset disposals. See Note 6 - "Miscellaneous, Net" to our financial statements.

Interest

     Interest expense for the third quarter 2002 was flat compared to 2001, but decreased $7 million in the first nine months of 2002, compared to the year-ago period, primarily due to lower interest rates on our variable rate environmental debt obligations and lower interest expense associated with a decreased balance under our nuclear fuel lease, partially offset by increased short-term intercompany interest as a result of our borrowings from the money pool in the current year. Amortization of debt issuance costs and premium/discounts for the three and nine months ending September 30, 2002 of $1 million (2001 - less than $1 million) and $3 million (2001 - $2 million) were included in interest expense in the income statement.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities increased $4 million to $559 million in the first nine months of 2002 compared to the year-ago period. Cash provided by operations increased primarily due to higher net income despite lower rates associated with our Missouri rate case settlement and a decrease in materials and supplies due to higher than normal amounts at December 31, 2001 due to the warm winter and anticipation of a potential coal supply disruption that ultimately did not occur which was partially offset by the timing of payments on accounts payable and accrued taxes including the payments of customer sharing credits under our now-expired electric alternative regulation plan.

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

     As of September 30, 2002, we had several bank credit agreements expiring in 2002 that supported our $430 million commercial paper program, all of which were unused and available. We also had the ability to borrow up to approximately $471 million from Ameren, through a regulated money pool agreement. See Note 3 - "Related Party Transactions" to our financial statements.

     In July 2002, Ameren Corporation entered into new credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs, all of which was available at September 30, 2002. These new credit facilities support our ability to borrow through the regulated money pool. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced our $300 million revolving credit facility that was in place as of June 30, 2002.

     We also have a lease agreement that provides for the financing of nuclear fuel. At September 30, 2002, the maximum amount that could be financed under the agreement was $120 million. At September 30, 2002, $94 million was financed under the lease.

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At September 30, 2002, we were in compliance with these provisions.

     At September 30, 2002, we did not have any off-balance sheet financing arrangements.

     Ameren Corporation made cash contributions totaling $15 million to Ameren's defined benefit retirement plans during the third quarter of 2002 and expects to make additional cash contributions to the plans totaling approximately $15 million in the fourth quarter of 2002. Our share of the cash contribution made in the third quarter of 2002 was approximately $9 million, and we expect our share of the cash contribution that may be made in the fourth quarter of 2002 will be approximately $9 million. Future funding plans will be evaluated at the end of 2002. Based on the performance of plan assets through September 30, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 to fund $25 million to $50 million in 2004 and $150 million to $200 million in 2005 in order to maintain minimum funding levels. We expect our share of the funding to be between $14 million to $28 million, and $85 million to $113 million for 2004 and 2005, respectively plus our share related to employees of Ameren Services. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, any plan funding in 2002 or 2003 and finalization of actuarial assumptions. In addition, we expect at December 31, 2002, to be required to record a minimum pension liability that would result in a charge to Accumulated Other Comprehensive Income (OCI) in stockholder's equity. The amount of the charge is expected to result in a less than one percent change in debt to total capitalization ratios.

Investing

     Our net cash used in investing activities was $291 million in the first nine months of 2002 compared to $245 million in the first nine months of 2001. Construction expenditures were incurred primarily for upgrades at our coal power plants and construction of combustion turbine generating units. Our capital expenditures are expected to approximate $145 million in the fourth quarter of 2002.

     As a part of the settlement of the Missouri electric earnings complaint case (see Note 2 - "Rate and Regulatory Matters" to our financial statements), we committed to making $2.25 billion to $2.75 billion in infrastructure investments from January 1, 2002 through June 30, 2006. These investments include, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at our Callaway nuclear power plant. The 700 megawatts of new generation includes 240 megawatts already added this year, as well as the proposed transfer of 400 to 500 megawatts of combustion turbine units to us from Generating Company. The transfer which is subject to necessary regulatory approvals, is expected to be completed in the second quarter of 2003.

     Due to expected increased demand and the need to maintain appropriate power reserve margins, we believe we will need additional generating capacity in the future. We have an equipment supply agreement in place for the addition of two combustion turbine generating units with a total installed capacity of 330 megawatts. These units are expected to replace the existing Venice steam plant generating units which are expected to be retired by mid-2005. Non-cancelable reservation commitment fees paid of $22 million will be applied to our total cost of these two units.

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

Financing

     Our cash flows used in financing activities were $270 million in the first nine months of 2002 compared to $272 million in the year-ago period. Our principal financing activities for the current period included the redemptions of short-term debt, long-term debt and preferred stock and the payment of dividends, partially offset by the issuance of long-term debt and intercompany notes payable.

     In May 2002, we filed a shelf registration statement with the SEC on Form S-3 authorizing the offering, from time to time, of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock, as well as for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs. The SEC declared the registration statement effective in August 2002.

     In August 2002, AmerenUE issued, pursuant to the shelf registration statement, $173 million of 5.25% Senior Secured Notes due September 1, 2012. Interest is payable semi-annually on March 1 and September

1 of each year, beginning March 1, 2003. Net proceeds were $172 million, after debt discount and underwriters' fees. These senior secured notes are secured by a related series of our first mortgage bonds until the release date as described in the senior secured note indenture. Proceeds were used to redeem, in September 2002, our $125 million principal amount of 8.75% first mortgage bonds due December 1, 2021 at a 4.38% premium and $41 million of our $1.735 series of preferred stock at par. We may sell all, or a portion of, the remaining registered securities under the shelf registration statement if warranted by market conditions and our capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

Outlook

     We currently believe there will be challenges to earnings in 2003 and beyond due to continued weak energy markets, a soft economy, higher employee benefit costs and escalating insurance and security costs associated with world events. These industry-wide trends, coupled with an assumed return to more normal weather patterns and the impact of our Missouri electric rate case settlement, are expected to put pressure on earnings in 2003 and beyond. As we complete our analysis of these challenges as part of our overall budget process, we will be evaluating several initiatives to enhance revenues and reduce costs for 2003 and beyond. These initiatives may include the following:

o    Actively managing employee headcount
o    Modifying employee benefit plans
o Assessing the necessity of certain plant operations and business support functions
o    Reviewing capital expenditure plans
o    Other initiatives

     On November 4, 2002, Ameren announced a voluntary retirement program that is being offered to approximately 1,000 of its 7,400 employees including approximately 250 AmerenUE employees and employees providing support functions to us through Ameren Services. In addition, Ameren announced limits on its contributions and increased retiree contributions for certain retiree medical benefit plans and a freeze on wage increases beginning in 2003 for all management employees. While we and Ameren expect to realize significant long-term savings as a result of this program, we expect to incur a one-time, after-tax charge in the fourth quarter of 2002 related to the program. That charge for Ameren could range between $30 million and $50 million, based on voluntary retirements ranging between 300 and 500, respectively. We expect to be allocated a portion of this charge depending on the amount of retirements within AmerenUE and Ameren Services. In addition to the voluntary retirement program, we and Ameren may consider implementing an involuntary severance program if it is determined that additional positions must be eliminated to achieve optimum organizational efficiency and effectiveness. Further, we and Ameren will continue to seek other ways to reduce staffing over the next year to reduce costs and gain efficiencies in operations.

     In the ordinary course of business, we evaluate several strategies to enhance our financial position, earnings and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.

Electric Industry Restructuring and Regulatory Matters

Illinois

     See Note 2 - "Rate and Regulatory Matters" to our financial statements.


Federal - Electric Transmission

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


Accounting Policy                                  Uncertainties Affecting Application
-----------------                                  -----------------------------------

Regulatory Mechanisms & Cost Recovery
   We defer costs as regulatory assets in          o    Regulatory environment, external regulatory
   accordance with SFAS 71 and make investments         decisions and requirements
   that we assume we will be able to collect in    o    Anticipated future regulatory decisions and their
   future rates.                                        impact
                                                   o    Impact of deregulation and competition on
                                                        ratemaking process and ability to recover costs
   Basis for Judgment
   We determine that costs are recoverable based on previous rulings by state regulatory authorities in jurisdictions where we operate or other factors that lead us to believe that cost recovery is probable.


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

Benefit Plan Accounting
   Based on actuarial calculations, we accrue      o    Future rate of return on pension and other plan assets
   costs of providing future employee benefits     o    Interest rates used in valuing benefit obligations
   in accordance with SFAS 87, 106, and 112.       o    Healthcare cost trend rates
   See Note 10 to our financial statements for
   the year ended December 31, 2001.


   Basis for Judgment
   We utilize a third party consultant to assist us in evaluating and recording the proper amount for future employee benefits.  Our ultimate selection of the discount rate, healthcare trend rate and expected rate of return on pension assets is based on our review of available current, historical and projected rates, as applicable.

Derivative Financial Instruments
   We record all derivatives at their fair market  o    Market conditions in the energy industry, especially
   value in accordance with SFAS 133.  The              the effects of price volatility on contractual
   identification and classification of a               commodity commitments
   derivative, and the fair value of such          o    Regulatory and political environments and
   derivative must be determined.  See Note 4           requirements
   to our financial statements for the year        o    Fair value estimations on longer term contracts
   ended December 31, 2001 and Note 4 -
   "Derivative Financial Instruments" to our
   financial statements in this report.

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

Impact of Future Accounting Pronouncements

   See Note 1 - "Summary of Significant Accounting Policies" to our financial statements.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of changes in value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g. interest rates, etc.). The following discussion of Ameren's, including AmerenUE's, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren manages market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and our company also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risk and are not represented in the following analysis.

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

     Utilizing our debt outstanding at September 30, 2002, if interest rates increased by 1%, our annual interest expense would increase by approximately $6 million and net income would decrease by approximately $4 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Fuel Price Risk

     100% of the required 2002 and 98% of the required 2003 supply of coal for our coal power plants has been acquired at fixed prices. As such, we have minimal coal price risk for the remainder of 2002 and 2003. Approximately 59% of our coal requirements for 2003 through 2006 are covered by contracts.

     Our gas business is not subject to fuel price risk as we have gas cost recovery mechanisms in both Missouri and Illinois.

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

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 4 - "Derivative Financial Instruments" to our financial statements for more information.

     The following summarizes changes in the fair value of all contracts marked to market during the three and nine months ended September 30, 2002:

-------------------------------------------------------------------------------------------------------
                                                                                     Three       Nine
                                                                                     months     months
-------------------------------------------------------------------------------------------------------
Fair value of contracts at beginning of period, net                                   $ 2      $ (2)
   Contracts which were realized or otherwise settled during the period                 -        (5)
   Changes in fair values attributable to changes in valuation techniques and           -         -
     assumptions
   Fair value of new contracts entered into during the period                           -         -
   Other changes in fair value                                                          3        12
-------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at September 30, 2002, net                        $ 5       $ 5
=======================================================================================================

     Maturities of contracts as of September 30, 2002 were as follows:

-----------------------------------------------------------------------------------------------------------
                                        Maturity                                Maturity in
                                       less than      Maturity      Maturity    excess of 5    Total fair
Sources of fair value                    1 year      1-3 years     4-5 years       years       value (a)
-----------------------------------------------------------------------------------------------------------
Prices actively quoted                  $  -            $ -            -             -            $ -
Prices provided by other external
   sources (b)                             1              -            -             -              1
Prices based on models and other
   valuation methods (c)                  (2)             6            -             -              4
-----------------------------------------------------------------------------------------------------------
Total                                   $ (1)           $ 6            -             -            $ 5
===========================================================================================================
(a)  Nearly 100% of contracts were with investment-grade rated counterparties.
(b)  Principally power forward values based on NYMEX prices for over-the-counter contracts.
(c)  Principally coal and sulfur dioxide option values based on a Black-Scholes model that includes information from external sources and our estimates.

Equity Price Risk

     We, along with other subsidiaries of Ameren, are a participant in Ameren's defined benefit plans and postretirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of our plan assets has been affected by declines in the equity market since 2001 and 2000 for the pension and postretirement plans. As a result, at December 31, 2002, Ameren and its subsidiaries, including AmerenUE, could be required to recognize an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The liability would be recorded as a reduction to OCI and would not affect net income for 2002. The amount of the liability will depend upon asset returns experienced in 2002, changes in interest rates and Ameren's contributions to the plan during 2002. The liability recorded and cash contributions to the plans could be material in future years without a substantial recovery in equity markets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability, if any, would be reduced and a corresponding amount of OCI would be restored in the Balance Sheet. See "Liquidity and Capital Resources - Operating" and Note 1 - "Summary of Significant Accounting Policies" to our financial statements.


ITEM 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to AmerenUE required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

SAFE HARBOR STATEMENT

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the effects of the stipulation and agreement relating to our Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC-approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator;
o availability and future market prices for fuel and purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    operation of nuclear power facilities and decommissioning costs;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefits costs, including changes in returns of benefit plan assets;
o competition from other generating facilities including new facilities that may be developed in the future;
o disruptions of the capital markets or other events making Ameren's and our access to necessary capital more difficult or costly;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy our energy sales; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Reference  is made to Note 11 to the Notes to  Financial  Statements  under
Item 8. "Financial Statements and Supplementary Data" in Part II of our Form 10-K for the year ended December 31, 2001 for a discussion of environmental proceedings which relate to sites located in Sauget, Illinois. On September 30, 2002, the United States Environmental Protection Agency (EPA) issued a unilateral  administrative  order (UAO) with respect to a portion of Sauget Area
2. The EPA has ordered Solutia, Inc., formerly known as Monsanto Chemical Company, to construct a barrier wall around a former chemical landfill as an interim remedy to address groundwater contamination. The EPA issued the UAO to approximately 75 parties whom it considers to be potentially responsible parties
(PRPs) at the Sauget Area 2 site including us. The UAO directs the PRPs to participate with Solutia, Inc. in performing the work mandated by the UAO. We believe that the UAO has been improperly directed to us and have submitted a response to the EPA regarding our good faith defenses to the UAO.

     Reference is made to Item 3. "Legal Proceedings" in Part I of our Form 10-K for the year ended December 31, 2001 and to Item 1. "Legal Proceedings" in Part II of our Form 10Qs for the quarterly periods ended March 31, 2002 and June 30, 2002 for a discussion of a number of lawsuits that name our affiliate, Central Illinois Public Service Company operating as AmerenCIPS, our parent, Ameren Corporation, and us (which we refer to as the Ameren companies), along with numerous other parties, as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Since the filing of our Form 10-Q for the quarterly period ended June 30, 2002, 29 additional lawsuits have been filed against the Ameren companies. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County, Illinois, involve a large number of total defendants and seek unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants. Also since the filing of our Form 10-Q for the quarterly period ended June 30, 2002, the Ameren companies have been voluntarily dismissed in two cases.

     To date, a total of 107 asbestos-related lawsuits have been filed against the Ameren companies, of which 91 are pending, 10 have been settled and six have been dismissed. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 5.  Other Information

     Reference is made to Item 5. "Other Information" in Part II of our Form 10-Q for the quarterly period ended June 30, 2002 for a listing of the audit and non-audit services that the Auditing Committee of the Ameren Board of Directors has pre-approved for performance by our independent accountants, PricewaterhouseCoopers LLP. At its October 2002 meeting, the Auditing Committee also pre-approved PricewaterhouseCoopers LLP to perform audits of two AmerenUE coal supply contracts with respect to the handling of prepaid reclamation funds.

     Reference  is made to Note 11 to the Notes to  Financial  Statements  under
Item 8. "Financial Statements and Supplementary Data" in Part II of our Form 10-K for the year ended December 31, 2001 for a discussion of the Price-Anderson Act which, as indicated, limits the liability for claims from an incident involving any licensed U.S. nuclear facility such as AmerenUE's Callaway nuclear power plant. This federal law expired in August 2002 and renewal legislation is pending before Congress. Until the Price-Anderson Act is extended, its provisions continue to apply to existing nuclear plants such as Callaway.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               99.1 - Certificate of Chief Executive Officer required by Section
                      906 of the Sarbanes-Oxley Act of 2002.

               99.2 - Certificate of Chief Financial Officer required by Section
                      906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K. AmerenUE filed reports on Form 8-K as follows: (i) dated July 12, 2002 incorporating a press release stating that an agreement in principle had been reached in the earnings complaint case filed by the Missouri Public Service Commission (MoPSC) staff against AmerenUE; (ii) dated July 16, 2002 incorporating a press release outlining the details of the settlement reached in the MoPSC earnings complaint case; (iii) dated July 25, 2002 incorporating a press release stating that the MoPSC had approved the settlement reached in the earnings complaint case; and (iv) dated August 22, 2002 reporting AmerenUE's issuance and sale of $173,000,000 principal amount of its 5.25% Senior Secured Notes due 2012 and filing as exhibits certain documents in connection with that offering.

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


                                    SIGNATURE

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

                                                 UNION ELECTRIC COMPANY
                                                      (Registrant)


                                                 By  /s/ Martin J. Lyons
                                                   -----------------------
                                                         Martin J. Lyons
                                                            Controller
                                                 (Principal Accounting Officer)

Date:  November 14, 2002


                                   CERTIFICATIONS

     I, Charles W. Mueller, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Union Electric Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                          /s/ Charles W. Mueller
                                               ----------------------------
                                                      Charles W. Mueller
                                                    Chief Executive Officer


         I, Warner L. Baxter, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Union Electric Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                          /s/ Warner L. Baxter
                                                ------------------------
                                                      Warner L. Baxter
                                                  Chief Financial Officer

Exhibit 99.1





                                   CERTIFICATE
                                 furnished under
                  Section 906 of the Sarbanes-Oxley Act of 2002

     I, Charles W. Mueller, chief executive officer of Union Electric Company, hereby certify that to the best of my knowledge, the accompanying Report of Union Electric Company on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Union Electric Company.




                                                /s/ Charles W. Mueller
                                              --------------------------
                                                    Charles W. Mueller
                                                 Chief Executive Officer

Date:  November 14, 2002

Exhibit 99.2



                                   CERTIFICATE
                                 furnished under
                  Section 906 of the Sarbanes-Oxley Act of 2002

     I, Warner L. Baxter, chief financial officer of Union Electric Company, hereby certify that to the best of my knowledge, the accompanying Report of Union Electric Company on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Union Electric Company.




                                                /s/ Warner L. Baxter
                                              --------------------------
                                                    Warner L. Baxter
                                                Chief Financial Officer

Date:  November 14, 2002