Form 10-K
period 2002-12-31
UNION ELECTRIC CO
filed 2003-03-24
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                                          OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from ______to _______.

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

       Registrant's telephone number, including area code: (314) 621-3222

           Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Preferred Stock, without par value
(entitled to cumulative dividends):
       Stated value $100 per share -   }
         $4.56 Series                  }
         $4.50 Series                  }               New York Stock Exchange
         $4.00 Series                  }
         $3.50 Series                  }

        Securities Registered Pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ). No ( ).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ).

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ( ). No (X).

     As of June 28, 2002, Ameren Corporation held all 102,123,834 outstanding shares of common stock, $5 par value, of Union Electric Company. The aggregate market value of the voting preferred stock, without par value, held by non-affiliates of Union Electric Company at June 28, 2002, based on the last reported sale price on the New York Stock Exchange composite tape on that date (excluding Preferred Stock for which quotes are not publicly available) was $47,998,478.

     Shares of Common  Stock,  $5 par value,  outstanding  as of March 21, 2003:
102,123,834 shares (all owned by Ameren Corporation).

                      Documents incorporated by references.

     Portions of the registrant's definitive proxy statement for the 2003 annual meeting are incorporated by reference into Part III.




                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I

 Item 1  Business
          General........................................................... 1
          Capital Program and Financing..................................... 2
          Rates and Regulation.............................................. 3
          Fuel Supply for Electric Generating Facilities.................... 4
          Industry Issues................................................... 5
          Available Information............................................. 5
 Item 2   Properties ....................................................... 6
 Item 3   Legal Proceedings................................................. 8
 Item 4   Submission of Matters to a Vote of Security Holders............... 9

 Executive Officers of the Registrant (Item 401(b) of Regulation S-K)....... 9

PART II

 Item 5    Market for Registrant's Common Equity and Related Stockholder
               Matters......................................................11
 Item 6    Selected Financial Data..........................................12
 Item 7    Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................13
 Item 7A   Quantitative and Qualitative Disclosures About Market Risk.......30
 Item 8    Financial Statements and Supplementary Data......................31
 Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................61

PART III

 Item 10   Directors and Executive Officers of the Registrant...............61
 Item 11   Executive Compensation...........................................61
 Item 12   Security Ownership of Certain Beneficial Owners and Management...61
 Item 13   Certain Relationships and Related Transactions...................61
 Item 14   Controls and Procedures..........................................61

PART IV

 Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K..62

SIGNATURES..................................................................67

CERTIFICATIONS..............................................................67

EXHIBIT INDEX...............................................................70

     This Form 10-K contains "forward-looking  statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at pages 8 and 30 under the heading Forward-Looking Statements. Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects" and similar expressions.

                                     PART I

ITEM    1.    BUSINESS.

GENERAL

     Union Electric Company, headquartered in St. Louis, Missouri, is a wholly-owned subsidiary of Ameren Corporation (Ameren) and operates as AmerenUE. We operate a rate-regulated electric generation, transmission and distribution business and a rate-regulated natural gas distribution business in Missouri and Illinois. We were incorporated in Missouri in 1922 and are successor to a number of companies, the oldest of which was organized in 1881. We are the largest electric utility in the State of Missouri and supply electric and gas service in parts of central and eastern Missouri and west central Illinois having an estimated population of 2.6 million within an area of approximately 24,500 square miles, including the greater St. Louis area. In addition, our retail gas utility service is supplied in 90 Missouri communities and in the City of Alton, Illinois and vicinity. We supply electric service to about 1.2 million customers and natural gas service to about 130,000 customers.

     When we  refer  to  AmerenUE,  our,  we or us,  we are  referring  to Union
Electric  Company  and  in  some  cases  our  agents,   AmerenEnergy   Inc.  and
AmerenEnergy Fuels and Services Company.

     Ameren was incorporated in Missouri on August 7, 1995 and is a public utility holding company registered with the Securities and Exchange Commission
(SEC) under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren is headquartered in St. Louis, Missouri. On December 31, 1997, following the receipt of all required approvals, we and CIPSCO Incorporated (CIPSCO) combined with the result that our common shareholders and the common shareholders of CIPSCO became the common shareholders of Ameren, and Ameren became the owner of 100% of our common stock and the common stock of CIPSCO's operating subsidiaries: Central Illinois Public Service Company and CIPSCO Investment Company. Ameren completed its acquisition of CILCORP Inc. (CILCORP) on January 31, 2003 and of AES Medina Valley Cogen (No. 4), LLC on February 4, 2003 from The AES Corporation (AES). See CILCORP Acquisition below for further information. In addition to us, Ameren's primary subsidiaries and our affiliates are as follows:

o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS. AmerenCIPS was incorporated in Illinois in 1902. It supplies electric and gas utility service to portions of central and southern Illinois having an estimated population of 820,000 within an area of approximately 20,000 square miles. AmerenCIPS supplies electric service to about 325,000 customers and natural gas service to about 170,000 customers.
o Central Illinois Light Company, a subsidiary of CILCORP, which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. AmerenCILCO was incorporated in Illinois in
     1913. It supplies electric and gas utility service to territories in central and east central Illinois in an area of approximately 3,700 and 4,500 square miles, respectively. AmerenCILCO supplies electric service to about 200,000 customers and natural gas service to about 205,000 customers. See CILCORP Acquisition below for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for our affiliated companies and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See CILCORP Acquisition below for further information. Generating Company was incorporated in Illinois in March 2000 in conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law). This Illinois Law provides for electric utility restructuring and introduces competition into the retail supply of electric energy in Illinois.
     Generating Company commenced operations on May 1, 2000 when AmerenCIPS transferred to Generating Company all of the following: its generating assets, consisting of the generating facilities described below under Item
     2. Properties; all related fuel, supply, transportation, maintenance and labor agreements; approximately 45% of AmerenCIPS' employees; and some other related rights, assets and liabilities.
o Ameren Services Company (Ameren Services), incorporated in Missouri, which provides administrative, accounting, legal, engineering, executive and other support services to Ameren and all of its subsidiaries;
o AmerenEnergy, Inc., which serves as a power marketing and risk management agent for us and Generating Company for transactions of primarily less than one year;

o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. We have a 40% ownership interest in EEI and have accounted for it under the equity method of accounting. Resources Company also owns a 20% interest in EEI. On April 30, 2002, AmerenCIPS transferred its 20% common stock interest in EEI to Ameren in the form of a non-cash dividend of common stock in EEI. Subsequently, Ameren contributed such stock to Resources Company. The transfer completed the process of achieving a full divestiture of all electric generating capacity that had been owned directly or indirectly by AmerenCIPS. The remaining 40% of the common stock of EEI is held 20% each by Kentucky Utilities Company and Illinova Generating Company.

     For additional information regarding the acquisition of CILCORP and AES Medina Valley Cogen (No. 4) LLC, see Recent Developments in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 7 and Notes 1 and 17 to our Financial Statements under Item 8.

     For the year 2002, 95% (2001 - 95%; 2000 - 95%) of our total operating revenues were derived from the sale of electric energy and 5% (2001 - 5%; 2000 - 5%) from the sale of natural gas.

     We employed 4,304 persons at December 31, 2002. For information on a voluntary retirement program offered in December 2002 and on labor agreements and other labor matters, see Outlook - Labor Agreements in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 7 and Notes 10 and 14, respectively, to our Financial Statements under Item 8.

CILCORP Acquisition

     On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley), which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company and was renamed AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements will be included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates.

     Ameren acquired CILCORP to complement its existing Illinois electric and gas operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to Ameren's service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with cash on hand. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of 6.325 million common shares.

     For  additional   information   regarding  our  business  operations,   see
Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 1 to our Financial Statements under Item 8.


CAPITAL PROGRAM AND FINANCING

     For information on our capital program and financial needs, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 6, 7, 8, 9 and 14 to our Financial Statements under Item 8.

RATES AND REGULATION

Rates

     Rates that we are allowed to charge for our services are the single most important item influencing our financial position, results of operations and liquidity. We are highly regulated. The rates we charge our customers are determined by governmental organizations. Decisions by these organizations are influenced by many factors, including our recent cost of providing service, our quality of service, regulatory staff knowledge and experience, economic conditions and social and political views. Decisions made by these organizations regarding our rates could have a material impact on our financial position, results of operations and liquidity.

     For the year 2002, approximately 86% of our electric operating revenues were based on rates regulated by the Missouri Public Service Commission (MoPSC), 6% by the Illinois Commerce Commission (ICC), and 8% by the Federal Energy Regulatory Commission (FERC). For information on rate matters in these jurisdictions, including our recent Missouri electric rate case, see Results of Operations and Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 2 to our Financial Statements under Item 8.

General Regulatory Matters

     As a subsidiary of Ameren, a holding company registered with the SEC under the PUHCA, we are subject to the regulatory provisions of the PUHCA, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, affiliate transactions, financial reporting requirements, and the services performed by Ameren Services and AmerenEnergy Fuels and Services Company. Issuance of short-term and long-term debt and other securities by Ameren and issuance of debt having a maturity of twelve months or less by AmerenCIPS, AmerenUE and AmerenCILCO are subject to approval by the SEC under the PUHCA.

     We are subject to regulation, as applicable, by the ICC and the MoPSC as to rates, service, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters.

     We are also subject to regulation by the FERC as to rates and charges in connection with the wholesale sale of energy and transmission in interstate commerce, mergers, affiliate transactions, and certain other matters

     Operation of our Callaway nuclear plant is subject to regulation by the Nuclear Regulatory Commission. Our Facility Operating License for our Callaway plant expires on October 18, 2024. Our Osage hydroelectric plant and Taum Sauk pumped-storage hydro plant, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other things, the general operation and maintenance of the projects. The license for the Osage Plant expires on February 28, 2006, and the license for the Taum Sauk Plant expires on June 30, 2010. We are currently seeking renewal of our Osage Plant license. Our Keokuk Plant and dam located in the Mississippi River between Hamilton, Illinois and Keokuk, Iowa, are operated under authority, unlimited in time, granted by an Act of Congress in 1905.

     For information on regulatory matters in these jurisdictions, including the current status of electric transmission matters pending before the FERC, see Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 2 to our Financial Statements under Item 8.

Environmental Matters

     Certain of our operations are subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment, including the identification, generation, storage, handling, transportation, disposal, record keeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials, safety and health standards, and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants. Failure to comply with those statutes or regulations could have material adverse effects on us, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring us into compliance. We believe we are in material compliance with existing regulations.

     For additional discussion of environmental matters, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 14 to our Financial Statements under Item 8.


                 FUEL SUPPLY FOR ELECTRIC GENERATING FACILITIES

Cost of Fuels                                                             Year
                                         ------------------------------------------------------------------------------
(Per Million BTU)                          2002             2001             2000           1999            1998
                                           ----             ----             ----           ----            ----
               Coal                      91.352(cent)     98.228(cent)     96.004(cent)   100.685(cent)   100.015(cent)
               Nuclear                   38.051(cent)     37.184(cent)     40.269(cent)    46.552(cent)    48.803(cent)
               Natural Gas (a)          340.689(cent)    402.546(cent)    429.354(cent)   243.315(cent)   226.572(cent)
               Average - all fuels (b)   81.325(cent)     86.696(cent)     84.213(cent)    89.833(cent)    90.378(cent)

      (a) The fuel cost for natural gas represents the actual cost of natural gas and variable costs for transportation, storage, balancing and fuel losses for delivery to the plant. In addition, the fixed costs for firm transportation and firm storage capacity are included to calculate a "fully-loaded" fuel cost for the generating facilities.
      (b) Represents   all  fuels  utilized  in  our  electric   generating
          facilities, including coal, nuclear, natural gas, oil, propane, tire chips, and handling.

Coal

          We have a policy of maintaining coal inventory consistent with our historical usage. We may adjust levels based on uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns and other factors. As of December 31, 2002, approximately 63 days supply (2001 - 55 days supply) of coal was in inventory. For the year ended December 31, 2002, coal represented approximately 77% of our fuel supply.

Nuclear

     The components of the nuclear fuel cycle required for nuclear generating units are as follows:

          o uranium;
          o conversion of uranium into uranium hexafluoride;
          o enrichment of uranium hexafluoride;
          o conversion of enriched uranium hexafluoride into uranium dioxide and the fabrication into nuclear fuel assemblies; and
          o disposal and/or reprocessing of spent nuclear fuel.

     We have agreements and/or inventories to fulfill our Callaway nuclear plant needs for uranium, conversion, enrichment and fabrication services. Such needs are satisfied through 2004, with the exception of enrichment services. A supply of enrichment services for unfulfilled needs after 2004 is being pursued. Additional contracts will be entered into in order to supply nuclear fuel during the remainder of the life of the plant, at prices which cannot now be accurately predicted. Our Callaway plant normally requires refueling at 18-month intervals, and the next refueling is scheduled for the spring of 2004. Our Callaway plant is out of service for approximately one month during a refueling.

     For the year ended December 31, 2002 nuclear represented approximately 20% of our fuel supply. See Note 15 to our Financial Statements under Item 8 for additional information.

Natural Gas

     The combustion turbine generator equipment (CTs), which we placed into commercial operation in 2002 and 2000, are fueled by natural gas or have the capability to use natural gas or oil. We use natural gas to supply our generating facilities during peak generating periods. Our natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas by optimizing transportation, storage, and balancing options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reducing the impact of price volatility. For additional information on CTs and related fuel matters, see Liquidity and Capital Resources and Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 14 to our Financial Statements under Item 8.

Oil

     The actual and prospective use of oil is minimal, and we have not experienced and do not expect to experience difficulty in obtaining adequate supplies. For the year ended December 31, 2002, oil represented approximately 3% of our fuel supply.

     For additional information on our fuel supply, see Results of Operations, Liquidity and Capital Resources, Effects of Inflation and Changing Prices and Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 7 and Notes 1, 4, 14 and 15 to our Financial Statements under Item 8.


INDUSTRY ISSUES

     We are facing issues common to the electric and gas utility industries. These issues include:

          o the potential for more intense competition;
          o the potential for changes in the structure of regulation;
          o changes in the structure of the industry as a result of changes in federal and state laws, including the formation of unregulated generating entities and regional transmission organizations;
          o weak power prices due to overbuilt capacity and a weak economy;
          o numerous troubled companies within the energy sector and their impact on energy marketing and access to the capital markets;
          o on-going consideration of additional changes of the industry by federal and state authorities;
          o continually developing environmental laws, regulations and issues, including proposed new air quality standards;
          o public concern about the siting of new facilities;
          o proposals for demand-side management programs;
          o public concerns about nuclear decommissioning and the disposal of nuclear wastes; and
          o global climate issues.

     We are monitoring these issues and are unable to predict at this time what impact, if any, these issues will have on our operations, financial condition or liquidity. For additional information, see Outlook and Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 2 and 14 to our Financial Statements under
Item 8.

AVAILABLE INFORMATION

     We make available free of charge through Ameren's Internet website (http://www.ameren.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish it to, the SEC. This information, for our affiliates, Ameren, AmerenCIPS, CILCORP, AmerenCILCO and Generating Company, is also available through Ameren's Internet website.

     We also make available free of charge through Ameren's Internet website the code of business conduct for directors, officers and employees of Ameren and its subsidiaries, including us, referred to as Ameren's Corporate Compliance Policy. This document is also available in print upon written request to Secretary, P.O. Box 66149, St. Louis, Missouri 63166-6149.

ITEM 2. PROPERTIES.

     For information on our principal properties, planned additions or replacements and transfers, see the generating facilities table below and Liquidity and Capital Resources and Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 7 and Notes 2 and 14 to our Financial Statements under Item 8. Future plans regarding additional electric generating facilities referred to in this report are subject to change, including increasing or decreasing planned or installed future generating capacity, based on market conditions, regulatory approvals for additions, our results of operations and financial condition, availability of financing and other factors determined by management.

     We are a member of MAIN (Mid-America Interconnected Network), which is one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. MAIN operates primarily in Wisconsin, Michigan, Illinois and Missouri.

     Ameren's bulk power system is operated as an Ameren-wide control area and transmission system under the FERC-approved amended joint dispatch agreement between AmerenUE and our affiliates, Generating Company and AmerenCIPS. The amended joint dispatch agreement provides a basis upon which we and Generating Company can participate in the coordinated operation of AmerenCIPS's and our transmission facilities with Generating Company's and our generating facilities in order to achieve economies consistent with the provision of reliable electric service and an equitable sharing of the benefits and costs of that coordinated operation. Ameren, in 2002, had more than 30 interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others. Our other Illinois-based affiliate, AmerenCILCO, is currently expected to continue to operate as a separate control area. As such, its generating plants will not be jointly dispatched with the generating plants owned by Generating Company and us. AmerenCILCO is a transmission owning member of the Midwest Independent System Operating (Midwest ISO) and has transferred functional control of its system to the Midwest ISO. Transmission service on the AmerenCILCO transmission system is provided pursuant to the terms of the Midwest ISO open access transmission tariff on file with the FERC. For information on AmerenCIPS' and AmerenUE's participation in the Midwest ISO, see Note 2 to our Financial Statements under Item 8.

     The following table sets forth information with respect to our generating facilities and capability at the time of our expected 2003 peak summer electrical demand:

                         AmerenUE Generating Facilities
                         ------------------------------

Primary
Fuel             Name of                               Net Kilowatt      Net
Source            Plant             Location          Capability(a)   Heat Rate(f)
------           -------            --------          -------------   -----------
Coal          Labadie            Franklin County, MO       2,400,000    10,210
              Rush Island        Jefferson County, MO      1,187,000    10,580
              Sioux              St. Charles County, MO      959,000     9,700
              Meramec            St. Louis County, MO        816,000    11,206
                                                           ---------
                                 Total Coal                5,362,000

Nuclear       Callaway           Callaway County, MO       1,136,000    10,494

Hydro         Osage              Lakeside, MO                226,000       N/A
              Keokuk             Keokuk, IA                  134,000       N/A
                                                           ---------
                                 Total Hydro                 360,000

Pumped-
storage       Taum Sauk          Reynolds County, MO         440,000       N/A

Oil           Venice CT(b) 1     Venice, IL                   25,000    14,380
              Howard Bend CT     St. Louis County, MO         43,000    11,899
              Fairgrounds CT     Jefferson City, MO           55,000    11,100
              Mexico CT          Mexico, MO                   55,000    11,100
              Moberly CT         Moberly, MO                  55,000    11,100



                         AmerenUE Generating Facilities
                         ------------------------------

Primary
Fuel             Name of                               Net Kilowatt      Net
Source            Plant             Location          Capability(a)   Heat Rate(f)
------            ----              --------          -------------   -----------

              Moreau CT          Jefferson City, MO           55,000    11,100
              Meramec CT 1       St. Louis County, MO         55,000    11,100
                                                             -------
                                 Total Oil                   343,000

Natural       Kirksville CT      Kirksville, MO               13,000    18,811
 Gas          Viaduct CT         Cape Girardeau, MO           25,000    15,137
              Meramec CT 2(c)    St. Louis County, MO         53,000    12,031
              Venice CT 2        Venice, IL                   48,000     9,800
              Peno Creek CTs 1
               through 4(d)      Bowling Green, MO           188,000    10,878
                                                             -------
                                 Total Natural Gas           327,000

                                            TOTAL          7,968,000(e)

                   Electric Energy, Inc. Generating Facilities(g)
                   ----------------------------------------------
Primary
Fuel             Name of                               Net Kilowatt         Net
Source            Plant               Location        Capability(a)    Heat Rate(f)
------            -----               --------        ------------     ---------

Coal        Joppa Generating Station  Joppa, IL              240,000    10,347

Natural     Joppa (Units 4-5)         Joppa, IL               18,000    12,200
 Gas
                                            TOTAL            258,000

     (a) "Net Kilowatt Capability" represents generating capacity available for dispatch from the facility into the electric transmission grid.
     (b) The abbreviation "CT" represents combustion turbine generating unit.
     (c) CT has the capability of operating on either oil or natural gas (dual fuel).
     (d) For information regarding a lease arrangement applicable to these CTs, see Note 9 to our Financial Statements under Item 8.
     (e) Approximately 550 megawatts of generating capacity (Pinckneyville CTs 1 through 8 and Kinmundy CTs 1 and 2) is proposed to be transferred from Generating Company to AmerenUE subject to receipt of necessary regulatory approvals.
     (f) "Net Heat Rate" represents the amount of energy to produce a given unit of output and is expressed as BTU per kilowatthour.
     (g) We own a 40% interest in EEI.

     As of December 31, 2002, we owned approximately 3,200 circuit miles of electric transmission lines. We operate three propane-air plants and 2,900 miles of gas mains. Our other properties include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

     We have fee title to all principal plants and other important units of property, or to the real property on which such facilities are located (subject to a mortgage lien securing our outstanding first mortgage bond indebtedness and to permitted liens and judgment liens, as defined), except that:

     o a portion of the Osage Plant reservoir, certain facilities at the Sioux Plant, most of our Peno Creek combustion turbine generating facility, certain of our substations and most of our transmission and distribution lines and gas mains are situated on lands occupied under leases, easements, franchises, licenses or permits;
     o the United States and/or the State of Missouri own, or have or may have, paramount rights to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River, on which certain of our generating and other properties are located; and

     o the United States and/or State of Illinois and/or State of Iowa and/or City of Keokuk, Iowa own, or have or may have, paramount rights with respect to, certain lands lying in the bed of the Mississippi River on which a portion of our Keokuk Plant is located.

     Substantially all of our property and plant are subject to the direct first lien of the indenture securing our first mortgage bonds.

     In December 2002, for the purpose of achieving property tax savings, we conveyed most of our Peno Creek combustion turbine generating facility to the City of Bowling Green, Missouri, and leased back the facility from the City for a 20 year term. As part of the transaction, most of our Peno Creek property and plant was released from the lien of the indenture securing our first mortgage bonds. Under the terms of the lease, we retain all operation and maintenance responsibilities for the facility and ownership of the facility is returned to us at the expiration of the lease. When ownership of the Peno Creek facility is returned to us by the City, the property and plant will again become encumbered by the direct first lien of our outstanding first mortgage bond indenture.


ITEM 3. LEGAL PROCEEDINGS.

     We are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. We believe that the final disposition of these proceedings, except as otherwise noted in this report, will not have a material adverse effect on our financial position, results of operations or liquidity.

     For additional information on legal and administrative proceedings, see Rates and Regulation under Item 1 and Liquidity and Capital Resources and
Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 2 and 14 to our Financial Statements under Item 8.


FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify some important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the effects of the stipulation and agreement relating to our Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC-approved Regional Transmission Organization, including activities associated with the Midwest ISO;
o availability and future market prices for fuel and purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o the cost of commodities, such as natural gas, used in the production of electricity and our ability to recover such increased cost;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;

o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    operation of nuclear power facilities and decommissioning costs;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefit costs, including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making Ameren's or our access to necessary capital more difficult or costly;
o competition from other generating facilities, including new facilities that may be developed in the future;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy our energy sales; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.


INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF
REGULATION S-K:
                         Age At       Present Position        Date First Elected
     Name               12/31/02      and Business Experience    or Appointed
     ----               -------       -----------------------    ------------

Charles W. Mueller         64         Chairman,                    8/30/01
                                      Chief Executive Officer       1/1/94
                                      and Director                 6/11/93

Mr. Mueller began his career with AmerenUE in 1961 as an engineer. He was named Treasurer in 1978, Vice President-Finance in 1983, Senior Vice President - Administrative Services in 1988, President in 1993 and Chief Executive Officer in 1994. Mr. Mueller was elected Chairman of AmerenUE in 2001. He relinquished his position as President of Ameren and AmerenUE in 2001. Mr. Mueller is also an officer at various of our other affiliates including Chairman and Chief Executive Officer of Ameren.

Gary L. Rainwater          56         President,
                                      Chief Operating Officer      8/30/01
                                      and Director                 4/28/98

Mr. Rainwater began his career with AmerenUE in 1979 as an engineer. He was named General Manager - Corporate Planning in 1988 and Vice President in 1993. Mr. Rainwater was elected Executive Vice President of AmerenCIPS in January 1997 and was named to his present position as President and Chief Operating Officer of AmerenCIPS in December 1997. He was elected President and Chief Operating Officer of AmerenUE in 2001. Mr. Rainwater is also an officer at various of our other affiliates including President and Chief Operating Officer of Ameren.

Paul A. Agathen            55         Senior Vice President       10/12/01
                                      and Director                 4/28/98

Mr. Agathen was employed by AmerenUE in 1975 as an attorney. He was named General Attorney of AmerenUE in 1982, Vice President, Environmental and Safety in 1994 and Senior Vice President in 2001. Mr. Agathen is also an officer of various of our other affiliates.

Warner L. Baxter           41         Senior Vice President        8/30/01
                                      and Director (Principal
                                      Financial Officer)           4/22/99

From 1983 to 1995, Mr. Baxter was employed by Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Baxter joined AmerenUE in 1995 as Assistant Controller. He was promoted to Controller of AmerenUE in 1996 and was elected Vice President and Controller of AmerenUE in 1998. He was elected Vice President and Controller of AmerenCIPS in 1999. Mr. Baxter was elected to Senior Vice President - Finance at AmerenUE in 2001. Mr. Baxter is also an officer at various of our other affiliates including Senior Vice President - Finance of Ameren.

Daniel F. Cole             49         Senior Vice President        7/12/99

Mr. Cole is a Senior Vice President of AmerenUE. AmerenUE employed Mr. Cole in 1976 as an engineer. He was named AmerenUE's Manager-Resource Planning in 1996 and General Manager-Corporate Planning in 1997. In 1998, Mr. Cole was elected as Vice President of Corporate Planning of Ameren Services. Mr. Cole was elected to his present position at AmerenUE in 1999. Mr. Cole is also an officer at various of our other affiliates.

Garry L. Randolph          54         Senior Vice President       10/16/00

Mr. Randolph was employed by AmerenUE in 1977 as an engineer and elected Vice President, Nuclear Operations in 1992, Vice President and Chief Nuclear Officer in 1997, Senior Vice President and Chief Nuclear Officer in 2000, and Senior Vice President - Generation and Chief Nuclear Officer in 2001. Mr. Randolph is also an officer at various of our other affiliates.

Thomas R. Voss             55         Senior Vice President        6/1/99
                                      and Director               10/25/01

Mr. Voss began his career with AmerenUE in 1969 as an engineer. After four years of military service, he returned to AmerenUE and from 1975 to 1988, held various positions including district manager and distribution operating manager. Mr. Voss was elected Vice President of AmerenCIPS in 1998. Mr. Voss was elected to his present position at AmerenUE in 1999. Mr. Voss is also an officer at various of our other affiliates.

David A. Whiteley          46         Senior Vice President       8/30/01

Mr. Whiteley began his career with AmerenUE in 1978 as an engineer and in 1993 was named manager of transmission planning and later manager of electrical engineering and transmission planning. In 2000, Mr. Whiteley was elected Vice President of Ameren Services responsible for engineering and construction and later energy delivery technical services. He was elected to his present position at AmerenUE in 2001. He is also an officer at various of our other affiliates.

Ronald D. Affolter         49         Vice President             10/16/00

Mr. Affolter joined AmerenUE in 1981 as a systems engineer at our Callaway Nuclear Plant. He later held the positions of Superintendant - Systems Engineering and Manager-Callaway Plant. He was elected Vice President - Nuclear in 2000.

Jerre E. Birdsong          48         Vice President             10/12/01
                                      and Treasurer               7/01/93

Mr. Birdsong joined AmerenUE in 1977 as an economist. He was promoted to Assistant Treasurer in 1984, Manager of Finance in 1989 and in 1993 was appointed Treasurer. In addition to being Treasurer, he was elected to the position of Vice President in 2001. Mr. Birdsong is also an officer at various of our other affilites including Vice President and Treasurer of Ameren.

Martin J. Lyons            36         Vice President              2/14/03
                                      and Controller             10/22/01
                                     (Principal Accounting Officer)

Mr. Lyons was appointed as Controller of AmerenUE in October 2001. In addition to being Controller, he was elected to the position of Vice President in 2003. He was previously employed by PricewaterhouseCoopers LLP for 13 years, most recently as partner. Mr. Lyons is also an officer at various of our other affilites including Vice President and Controller of Ameren.

Michael J. Montana*        56         Vice President              7/1/88

Mr. Montana joined AmerenUE as an engineer in 1971 and had also served as Purchasing Department Buyer from 1973 to 1976, executive assistant from 1976 to 1984, manager of Industrial Relations from 1984 to 1988 and Vice President of Industrial Relations from 1988 to 1995. He was elected Vice President of Ameren Services in 1997 and Vice President of AmerenCIPS in 1998. Mr. Montana was elected as an officer of Generating Company in November 2000.

Charles D. Naslund         50         Vice President              2/1/99

Mr. Naslund joined AmerenUE in 1974 as an assistant engineer in Engineering and Construction. He became manager, Nuclear Operations Support in 1986 and in 1991 was named manager, Nuclear Engineering. He was elected to Vice President Power Operations at AmerenUE in 1999.

William C. Shores*         64         Vice President              7/1/88

Mr. Shores joined AmerenUE in 1963 and was named district manager in 1971 and general manager, Metropolitan Distribution in 1981. In 1988, Mr. Shores was named Vice President - Regional East area and assumed his position of Vice President - Customer Services, Metropolitan Distribution for AmerenUE in 1995.

Steven R. Sullivan         42         Vice President Regulatory
                                      Policy, General Counsel     7/1/98
                                      and Secretary               9/1/98

Mr. Sullivan was elected Vice President, General Counsel and Secretary of AmerenUE in 1998. He was previously employed by Anheuser Busch Companies, Inc. as an attorney from 1995 to 1998. Mr. Sullivan is also an officer at various of our other affiliates including Vice President Regulatory Policy, General Counsel and Secretary of Ameren.

Ronald C. Zdellar          58         Vice President              9/1/02

Mr. Zdellar joined AmerenUE in 1971 as Assistant Engineer. In 1988, he became Vice President, Transmission and Distribution and in 1995 he became Vice
President, Customer Services - Ameren UE. In 1999, Mr. Zdellar assumed the position of Vice President, Customer Services/AmerenUE and Ameren Services.

_________________
*  These individuals retired in 2003.

All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders. Except for Steven R. Sullivan and Martin J. Lyons, each of the above-named executive officers has been employed by us or an affiliate for more than five years in executive or management positions. Mr. Sullivan was previously employed as an attorney by Anheuser Busch Companies, Inc. and Mr. Lyons was previously employed as an accountant by PricewaterhouseCoopers LLP.


                                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no market for our Common Stock since all shares are owned by our parent, Ameren.

ITEM 6. SELECTED FINANCIAL DATA.

--------------------------------------------------------------------------------
For the Years Ended December 31
(in millions)                       2002(a)    2001(a)   2000    1999      1998
--------------------------------------------------------------------------------
Operating Revenues                  $2,650    $2,786    $2,720   $2,534   $2,383
Operating Income                       448       457       452      443      428
Net Income                             344       374       353      349      320
Preferred stock dividends                8         9         9        9        9
Net income after preferred
stock dividends                        336       365       344      340      311
Common Stock dividends                 299       283       207      329      260

As of December 31,
Total assets                        $7,575    $7,288    $7,116    $7,044  $6,830
Long-term debt                       1,687     1,599     1,760     1,883   1,674

Total common stockholder's
equity                               2,632     2,654     2,571     2,434   2,424
--------------------------------------------------------------------------------
(a) Revenues were netted with costs upon adoption of EITF 02-3 and the rescission of EITF 98-10. See Note 1 to our financial statements under Item 8 for further information. The amounts were netted as follows: 2002 - $458 million; 2001 - $392 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Union Electric Company, headquartered in St. Louis, Missouri, is a wholly-owned subsidiary of Ameren Corporation (Ameren) and operates as AmerenUE. Our principal business is the rate-regulated generation, transmission and distribution of electricity, and the rate-regulated distribution of natural gas to residential, commercial, industrial and wholesale users in Missouri and Illinois. Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is also headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:

o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o Central Illinois Light Company is a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003 from The AES Corporation (AES). See Recent Developments for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren affiliated companies and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Recent Developments for further information.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. We have a 40% ownership interest in EEI and have accounted for it under the equity method of accounting. Resources Company also owns a 20% interest in EEI.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     When we refer to AmerenUE, our, we or us, we are referring to Union Electric Company and in some cases our agents, AmerenEnergy and AmerenEnergy Fuels and Services Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating and summer cooling demand. With nearly all of our revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize coal, nuclear fuel, natural gas and oil in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We do not have fuel recovery mechanisms in Missouri or Illinois for our electric utility businesses, but we do have gas cost recovery mechanisms in each state for our gas utility businesses. In addition, our electric rates in Missouri and Illinois are largely set through 2006. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

Earnings Summary

     Our net income for 2002, 2001 and 2000 was $344 million, $374 million and $353 million, respectively. Net income in 2002 included voluntary retirement and other restructuring charges ($41 million, net of taxes), which consisted of a voluntary retirement program and the retirement of our Venice, Illinois plant. In 2001, net income was reduced by the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ($5 million). See Other Operating Expenses - Restructuring Charges below and Note 1 - Summary of Significant Accounting Policies to our Financial Statements for further information.

     The following table reconciles our net income to net income excluding voluntary retirement and other restructuring charges and SFAS 133 adoption for the years ending December 31, 2002, 2001 and 2000:

--------------------------------------------------------------------------------
                                                  2002        2001       2000
--------------------------------------------------------------------------------
Net income                                        $344        $374       $353
--------------------------------------------------------------------------------
Voluntary retirement and other restructuring
charges, net of taxes                               41           -          -
SFAS 133 adoption, net of taxes                      -           5          -
--------------------------------------------------------------------------------
Net income excluding restructuring charges and
SFAS 133 adoption                                $ 385       $ 379      $ 353
--------------------------------------------------------------------------------


     Excluding the charges discussed above, our net income in 2002 increased $6 million from the prior year, primarily due to favorable weather conditions ($27 million, net of taxes) and lower fuel and purchased power costs ($44 million, net of taxes). These increases were partially offset by the impact of the settlement of our Missouri electric rate case ($37 million, net of taxes), increased costs of employee benefits ($15 million, net of taxes) and other operations and maintenance expenses ($8 million, net of taxes), higher depreciation ($10 million, net of taxes, excluding the effect of the Missouri electric rate case settlement) and a decline in industrial sales due to the continued soft economy.

     Excluding the charges discussed above, our net income in 2001 increased $26 million from 2000, primarily due to a reduction in estimated credits to Missouri electric customers ($47 million, net of taxes), lower interest expense ($8 million, net of taxes) and organic growth. These increases were partially offset by increased costs of employee benefits ($12 million, net of taxes), higher depreciation ($6 million, net of taxes) and a refueling outage at our Callaway nuclear plant. There was not a refueling at Callaway in 2000.

Recent Developments

CILCORP Acquisition

     On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of AES Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company and was renamed AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements will be included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates.

     Ameren acquired CILCORP to complement its existing Illinois electric and gas operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to Ameren's service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with cash on hand. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of 6.325 million common shares.

Credit Ratings

     In April 2002, as a result of our then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren's and its subsidiaries' debt under review. Following the completion of the acquisition of CILCORP in January 2003, Standard & Poor's lowered the ratings of Ameren, AmerenUE and AmerenCIPS and increased the ratings of Generating Company. At the same time, Standard & Poor's changed the outlook assigned to all of Ameren's and its subsidiaries' ratings to stable. Moody's also lowered Ameren's and AmerenUE's ratings subsequent to the acquisition and changed the outlook on these ratings to stable. These actions were consistent with the actions the rating agencies disclosed they were considering following the announcement of the CILCORP acquisition.

     As of February 2003, the ratings by Moody's and Standard & Poor's were as follows:

--------------------------------------------------------------------------------
                                                  Moody's    Standard & Poor's
--------------------------------------------------------------------------------
Ameren Corporation:
     Issuer/Corporate credit rating                A3               A-
     Unsecured debt                                A3             BBB+
     Commercial paper                             P-2              A-2

AmerenUE:
     Secured debt                                  A1               A-
     Unsecured debt                                A2             BBB+
     Commercial paper                             P-1              A-2

AmerenCIPS:
     Secured debt                                  A1               A-
     Unsecured debt                                A2             BBB+

Generating Company:
      Unsecured debt                             A3/Baa2            A-
--------------------------------------------------------------------------------

     Standard & Poor's increased the ratings of CILCORP and CILCO subsequent to the acquisition of these entities by Ameren. As of February 2003, the unsecured debt ratings of CILCORP were BBB+ and Baa2 from Standard & Poor's and Moody's, respectively. The secured debt ratings of AmerenCILCO were A- and A2 from Standard & Poor's and Moody's, respectively. Standard & Poor's assigned stable outlooks to the ratings. Moody's also assigned a stable outlook to the ratings for CILCORP and AmerenCILCO.

     Any adverse change in our ratings or Ameren's ratings may reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

Electric Operations

     The following table represents the favorable (unfavorable) impact on electric margin versus the prior periods for the years ended December 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                                       2002    2001
--------------------------------------------------------------------------------
Operating Revenues:
   Effect of abnormal weather (estimate)              $  62    $   4
   Growth and other (estimate)                           (7)      31
   2002 Missouri rate settlement                        (47)       -
   Credit to customers                                  (10)      75
   Interchange revenues                                (117)     (60)
--------------------------------------------------------------------------------
   Total variation in electric operating revenues      (119)      50
Fuel and Purchased Power:
   Fuel:
     Generation                                          (9)      10
     Price                                               21      (11)
       Generation efficiencies and other                  -        6
   Purchased power                                      177      (15)
--------------------------------------------------------------------------------
   Total variation in fuel and purchased power          189      (10)
--------------------------------------------------------------------------------
Change in electric margin                             $  70    $  40
--------------------------------------------------------------------------------

     Electric margin increased $70 million for the year ended December 31, 2002 compared to 2001. Increases in electric margin in 2002 were primarily attributable to more favorable weather conditions and lower fuel and purchased power costs. Weather-sensitive residential electric kilowatthour sales in 2002 increased 7% and commercial electric kilowatthour sales increased 4%. However, industrial kilowatthour sales were approximately 9% lower in 2002 as compared to 2001 due primarily to the impact of the soft economy. Revenues were also reduced by $47 million in 2002 due to the settlement of the Missouri electric rate case. Interchange revenues decreased due to lower energy prices and less low-cost generation available for sale, resulting primarily from increased demand for generation from native load customers. Fuel and purchased power was reduced in 2002 due primarily to lower energy prices, partially offset by increased kilowatthour sales and unscheduled plant outages. We expect that revenues will continue to be negatively affected by the settlement of our Missouri rate case reached in 2002, which requires the phase-in of $30 million of electric rate reductions effective April 1, 2003 and $30 million effective April 1, 2004. In addition, we expect power prices in the energy markets to remain generally soft, which will impact the margins we can generate by marketing our power into the interchange markets.

     During 2002, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 02-3,"Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenue - Electric and in Operating Expenses - Fuel and Purchased Power. This meant that revenues were recorded for the notional amount of the power sale contracts with a corresponding charge to income for the costs of the energy that was generated or for the notional amount of a purchased power contract. Upon adoption, EITF 02-3 requires that prior periods also be netted to conform to the current year presentation. Adoption of EITF 02-3 did not have any impact on operating or net income for any period or stockholder's equity. The operating revenues and costs netted for the year ended December 31, 2002 were $458 million (2001 - $392 million), which reduced interchange revenues and purchased power costs by equal amounts. SFAS 133 was adopted on January 1, 2001 and therefore, no netting was required for the year ended December 31, 2000.

     Electric margin increased $40 million for the year ended December 31, 2001 compared to 2000, primarily due to a $75 million reduction in the estimated credits to Missouri electric customers and increased sales of emissions credits. During the year ended December 31, 2001, we reduced the estimated credit to Missouri electric customers previously recorded for an earnings sharing plan for the plan year ended June 30, 2001 by $10 million, compared to estimated credits of $65 million recorded in 2000. These increases were partially offset by a 17% decrease in interchange sales. Our residential, commercial and industrial sales were comparable to the prior year. The $10 million increase in fuel and purchased power costs for 2001, compared to 2000, was primarily driven by increased purchased power, resulting from the Spring 2001 refueling outage at our Callaway nuclear plant, in addition to higher blended fuel costs.

Gas Operations

     Our gas margin decreased $6 million in 2002 as compared to 2001 with gas revenues decreasing $17 million and costs decreasing by $11 million. The decrease in margin was primarily due to warmer winter weather early in 2002, partially offset by increased gas sales due to colder than normal temperatures in late 2002.

     Gas margin in 2001 increased $13 million compared to 2000, primarily due to higher gas costs recovered through purchased gas adjustment clauses, partially offset by lower total sales of 14% resulting from unusually warm winter weather.

Other Operating Expenses

Other Operations and Maintenance

     Other operations and maintenance expenses increased $31 million in 2002 compared to 2001, primarily due to higher employee benefit costs ($24 million) related to increasing healthcare costs and the investment performance of employee benefit plan assets, higher wages, and higher plant maintenance expenses. See also Equity Price Risk below for a discussion of our expectations and plans regarding trends in employee benefit costs.

     Other operations and maintenance expenses increased $38 million in 2001 compared to 2000, primarily due to higher employee benefits costs in 2001 ($20 million), resulting from increasing healthcare costs and the investment performance of employee benefit plan assets, a refueling outage at Callaway in 2001 versus no refueling in 2000 and increased costs of professional services. In 2000, we recorded a $17 million charge to earnings related to our withdrawal from the Midwest Independent System Operator (Midwest ISO). The charge reduced earnings $10 million, net of taxes. See Note 2 - Rate and Regulatory Matters to our Financial Statements for further information regarding the Midwest ISO.

     Ameren Services and AmerenEnergy provided services to us, including wages, employee benefits and professional services that were included in other operations and maintenance expenses. See Note 3 - Related Party Transactions to our Financial Statements for further information.

Restructuring Charges

     Voluntary retirement and other restructuring charges of $65 million in 2002 consisted primarily of a charge related to Ameren's voluntary retirement program of $51 million based on voluntary retirements of approximately 230 of our employees and additional employees providing support functions to us through Ameren Services. These costs consisted primarily of special termination benefits associated with our pension and post-retirement benefit plans. Most of the employees who voluntarily retired will leave Ameren by March 2003. In addition, in December 2002, Ameren announced its plans to retire 343 megawatts of rate-regulated capacity at our Venice, Illinois plant, which resulted in a total charge of approximately $14 million. See Note 10 - Voluntary Retirement and Other Restructuring Charges to our Financial Statements for more information.

Depreciation and Amortization

     Depreciation and amortization expenses increased $1 million in 2002 and $9 million in 2001 compared to the prior years. These net increases were primarily due to our investment in combustion turbine electric generating plants, coal-fired power plants and distribution plant. The increase in 2002 was significantly offset by a reduction of depreciation rates ($15 million) based on an updated analysis of asset values, service lives and accumulated depreciation levels that was included in our 2002 Missouri electric rate case settlement.

Income Taxes

     Income tax expense decreased $37 million in 2002 compared to 2001, primarily due to the lower pretax income and a lower effective tax rate. Income tax expense increased $6 million in 2001 compared to 2000, due to higher pretax income, offset by a lower effective tax rate.

Other Taxes

     Other tax expense increased $4 million in 2002 compared to 2001, primarily due to higher gross receipts taxes resulting from increased residential and commercial electric sales and higher payroll taxes resulting from increased wages. Other tax expense increased $4 million in 2001 compared to 2000, primarily due to a change in the property tax assessment in the state of Missouri.

Other Income and Deductions

     Other income and deductions (excluding income taxes) decreased $40 million in 2002, compared to the prior year. The decrease was primarily due to the cost of economic development and energy assistance programs included in the settlement of the Missouri electric rate case ($26 million), lower intercompany interest earned in 2002 on funds loaned to the utility money pool resulting from lower average intercompany notes receivable balances ($7 million), and decreased gains on energy trading contracts. These decreases were partially offset by an increase in earnings from our ownership interest in EEI primarily resulting from its sale of emission credits ($10 million). Other income and deductions (excluding income taxes) increased $17 million in 2001, compared to 2000, primarily due to gains on energy trading contracts ($8 million), decreased charitable contributions ($5 million), contributions in aid of construction ($3 million) and life insurance proceeds. These increases were partially offset by lower interest earned on short-term cash investments ($4 million) and lower intercompany interest earned on funds loaned to the utility money pool resulting from lower average intercompany notes receivable balances ($3 million). See Note 11 - Miscellaneous, Net to our Financial Statements for further information.

Interest

     Interest expense decreased $8 million in 2002 compared to 2001, primarily due to lower interest rates on our variable rate environmental debt obligations and lower interest expense associated with a decreased balance under our nuclear fuel lease, partially offset by increased short-term intercompany interest as a result of our borrowings from the utility money pool in the current year. Interest expense decreased $13 million in 2001 compared to 2000, primarily due to lower interest expense associated with our nuclear fuel lease and a decrease in interest expense associated with our variable rate environmental debt obligations resulting from lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities totaled $696 million for 2002, compared to $590 million for 2001 and $669 million for 2000. Cash provided by operations increased in 2002, primarily as a result of higher cash earnings resulting from favorable weather. This increase was partially offset by payments of Missouri electric customer sharing credits under our now expired electric alternative regulation plan ($40 million) and the timing of payments on accounts payable and accrued taxes. Cash flow from operations decreased in 2001, principally due to the timing of credits provided to our Missouri electric customers and the changes in working capital requirements, partially offset by increased earnings.

     Our tariff-based gross margins continue to be our principal source of cash from operating activities. Our diversified retail customer mix of residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. In addition, we plan to utilize short-term debt to support normal operations and other temporary capital requirements.

Pension Funding

     Ameren made cash contributions totaling $31 million to Ameren's defined benefit retirement plan during 2002. Our share of the cash contribution was approximately $23 million, which includes our portion related to Ameren Services. At December 31, 2002, Ameren recorded a minimum pension liability of $102 million, net of taxes, which resulted in a charge to Accumulated Other Comprehensive Income (OCI) and a reduction to stockholders' equity. Our share of the minimum pension liability was approximately $62 million, net of taxes.

     Based on the performance of plan assets through December 31, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 (ERISA) to fund approximately $150 million to $175 million annually, including CILCORP, in 2005, 2006 and 2007 in order to maintain minimum funding levels for its pension plans. In addition, Ameren estimates the pension funding for CILCORP to be less than $1 million in 2003 and approximately $5 million in 2004. We expect our share of the annual funding in 2005, 2006 and 2007 to be between approximately $110 million to $128 million, which includes our share related to employees of Ameren Services. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any pertinent changes in government regulations. At December 31, 2002, Ameren's Net Benefit Obligation was $1,587 million and its Fair Value of Plan Assets was $1,059 million. See Benefit Plan Accounting under Accounting Matters - Critical Accounting Policies below.

Investing

     Our net cash used in investing activities was $454 million in 2002 compared to $419 million in 2001 and $414 million in 2000. In 2002, construction expenditures were $520 million (2001 - $587 million; 2000 - $316 million) primarily related to various upgrades at our coal power plants and further construction of combustion turbine generating units. In 2002, we placed into service 240 megawatts (approximately $135 million) of combustion turbine electric generation capacity at Bowling Green, Missouri.

     For the five-year period 2003 through 2007, our construction expenditures are estimated to approximate $2.0 billion to $2.5 billion, of which approximately $700 million is expected in 2003. This estimate includes capital expenditures related to the construction and acquisition from an affiliate of combustion turbine generating facilities and the replacement of steam generators at our Callaway nuclear plant. In addition, this estimate includes capital expenditures for transmission, distribution and other generation-related activities, as well as for compliance with new NOx (nitrogen oxide) control regulations, as discussed in Environmental below.

     As a part of the settlement of the Missouri electric rate case in 2002 (see Regulatory Matters below), we committed to making $2.25 billion to $2.75 billion in infrastructure investments from January 1, 2002 through June 30, 2006. These investments include, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at our Callaway nuclear plant. The requirements for 700 megawatts of new generation is expected to be satisfied by the 240 megawatts added in 2002 as discussed above and the proposed transfer at net book value (December 31, 2002 - approximately $260 million) of approximately 550 megawatts of generation assets from Generating Company, which is subject to receipt of necessary regulatory approvals and is expected to be completed in 2003.

     We intend to add 117 megawatts of capacity by 2005 and at least 330 megawatts of capacity by 2006. Total costs expected to be incurred for these units approximate $175 million of which approximately $100 million was committed as of December 31, 2002.

     We continually review our generation portfolio and expected electrical needs and, as a result, we could modify our plan for generation asset purchases, which could include the timing of when certain assets will be added to, or removed from our portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Any changes that we may plan to make for future generating needs could result in significant capital expenditures or losses being incurred, which could be material.

Environmental

     We are subject to various environmental regulations by federal, state and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric generating, transmission and distribution facilities, our activities involve compliance with diverse laws and regulations that address emissions and impacts to air and water, special, protected and cultural resources (such as wetlands, endangered species and archeological/historical resources), chemical and waste handling and noise impacts. Our activities require complex and often lengthy processes to obtain approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operations, as required.

     The U.S. Environmental Protection Agency (EPA) issued a rule in October 1998 requiring 22 Eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the Eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September and a NOx emission budget for each state, including Illinois. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004.

     In February 2002, the EPA proposed similar rules for Missouri where the majority of our facilities are located. Assuming the Missouri rules are ultimately finalized, we estimate spending approximately $170 million to comply with these rules for NOx control on our generating system by 2006. This estimate includes the assumption that the regulations will require the installation of Selective Catalytic Reduction technology on some of our units, as well as additional controls.

     See Note 14 - Commitments and Contingencies to our Financial Statements for further discussion of environmental matters and Note 15 - Callaway Nuclear Plant to our Financial Statements for a discussion of Callaway nuclear plant decommissioning costs.

Financing

     Our cash flows used in financing activities totaled $248 million in 2002, compared to $176 million in 2001 and $352 million in 2000. Our principal financing activities for the three year period included the redemptions of long-term debt and preferred stock and the payment of dividends, partially offset by the issuance of long-term and short-term debt and intercompany notes payable.

     We are authorized by the SEC under the PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any time.

Short-Term Debt and Liquidity

     Short-term debt consists of commercial paper, intercompany borrowings through Ameren's utility money pool and bank loans (maturities generally within 1 to 45 days). At December 31, 2002, Ameren and its subsidiaries had committed credit facilities, expiring at various dates between 2003 and 2005, totaling $695 million, excluding EEI facilities of $45 million and our nuclear fuel lease facilities of $120 million. This amount includes $80 million of our committed credit facilities and $615 million of committed credit facilities at Ameren and AmerenCIPS. We access these combined facilities through Ameren's utility money pool arrangement. AmerenCIPS and Ameren Services may also borrow under this arrangement. These committed credit facilities are used to support our commercial paper program under which $250 million was outstanding at December 31, 2002. Based on commercial paper outstanding at December 31, 2002, $445 million was unused and available under these committed credit facilities and available to us through the utility money pool.

     Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will participate in Ameren's utility money pool arrangement. At December 31, 2002, CILCO had committed credit facilities, expiring at various dates during 2003, totaling $60 million.

     In July 2002, Ameren entered into new committed credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs. We may access these new credit facilities through the utility money pool. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced our former $300 million revolving credit facility. These amounts are included in the total committed credit facilities of $695 million mentioned above.

     Ameren had a $200 million committed credit facility which matured in December 2002. Ameren expects to replace this bank credit agreement with two new credit facilities and expects to extend or replace its other committed credit facilities upon their respective maturities. These credit facilities make borrowings available at various interest rates based on LIBOR, agreed rates and other options.

     In addition to committed credit facilities, a further source of liquidity for Ameren is available cash and cash equivalents. At December 31, 2002, Ameren had $628 million of cash, all of which was available for borrowings by us under the utility money pool. In early 2003, Ameren paid a total of approximately $500 million of cash on hand to acquire CILCORP and Medina Valley.

     EEI also has two bank credit agreements totaling $45 million that expire in 2003. At December 31, 2002, $27 million was unused and available under these committed credit facilities.

     We also have a lease agreement that provides for the financing of nuclear fuel. At December 31, 2002, the maximum amount that could be financed under the agreement was $120 million. At December 31, 2002, $113 million was financed under the lease.

     We rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. The inability by us to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.

     The following table summarizes available borrowing capacity under our committed lines of credit and credit agreements as of December 31, 2002:

                                              Amount of commitment expiration per period
-----------------------------------------------------------------------------------------
                                             Total     Less than  1 - 3  4 - 5   After 5
                                            committed   1 year    years  years    years
-----------------------------------------------------------------------------------------
Lines of credit and credit agreements (a)   $200       $ 80      $120    $ -     $  -
Other commercial commitments (b)             615         485      130      -        -
-----------------------------------------------------------------------------------------
      Total                                 $815       $565      $250    $ -     $  -
-----------------------------------------------------------------------------------------
(a)  Includes $120 million Gateway Fuel Company facility due February 2004 which supports our nuclear fuel lease.
(b)  Available through utility money pool borrowings.

     The following table summarizes our contractual obligations as of December 31, 2002:

----------------------------------------------------------------------------------------------------
                                                                Less than  1 - 3   4 - 5   After 5
                                                      Total       1 year   years   years    years
----------------------------------------------------------------------------------------------------
Long-term debt and capital lease obligations (a)    $  1,821     $ 130     $ 342    $ 31    $ 1,318
Short-term debt                                          250       250         -       -          -
Operating leases (b)                                     130        10        19      18         83
Other long-term obligations (c)                        1,161       384       522     143        112
----------------------------------------------------------------------------------------------------
Total cash contractual obligations                  $  3,362     $ 774     $ 883    $192    $ 1,513
----------------------------------------------------------------------------------------------------
(a)  Amounts include our contractual  obligation for fabricated nuclear fuel for the years 2003 through 2006.
(b)  Amounts  related to certain real estate  leases and railroad  licenses have indefinite  payment  periods.  The $1 million  annual  obligation for these items is included in the less than 1 year, 1-3 years and 4-5 years. Amounts for  after  5  years  are  not  included  in the  total  amount  due to the indefinite periods.
(c)  Represents   purchase   contracts  for  coal,  natural  gas,  nuclear  fuel
     (including our contractual  obligation for fabricated  nuclear fuel for the years 2007 through 2012) and electric capacity.

Credit Agreement Provisions and Covenants

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. Many of Ameren's and its subsidiaries' committed credit facilities require the borrower to represent, in connection with any borrowing under the facility, that no material adverse change has occurred since certain dates. None of our, AmerenCIPS' or Ameren's financing arrangements contains credit rating triggers, with the exception of certain ratings triggers within AmerenCILCO's financing arrangements.

     Covenants in Ameren's committed credit facilities require the maintenance of the percentage of total debt to total capital of 60% or less for Ameren, AmerenCIPS and us. One of our committed credit facilities contains a covenant that requires us to maintain this ratio at 65% or less. As of December 31, 2002, this ratio was approximately 50%, 50% and 43% for Ameren, AmerenCIPS and us, respectively. Ameren's committed credit facilities also include indebtedness cross default provisions that could trigger a default under these facilities in the event any subsidiary of Ameren (subject to definition in the underlying credit agreements), other than certain project finance subsidiaries, defaults on indebtedness in excess of $50 million.

     Most of Ameren's and its subsidiaries' committed credit facilities include provisions related to the funded status of Ameren's pension plan. These provisions either require Ameren to meet minimum ERISA funding requirements or limit the unfunded liability status of the plan. Under the most restrictive of these provisions impacting Ameren facilities totaling $400 million, an event of default will result if the unfunded liability status (as defined in the underlying credit agreements) of Ameren's pension plan exceeds $300 million in the aggregate. Based on the most recent valuation report available to Ameren at December 31, 2002, which was based on January 2002 asset and liability valuations, the unfunded liability status (as defined) was $31 million. While an updated valuation report will not be available until the second half of 2003, Ameren believes that the unfunded liability status of our pension plans (as defined) could exceed $300 million based on the investment performance of the pension plan assets and interest rate changes since January 1, 2002. As a result, Ameren may need to renegotiate the facility provisions, terminate or replace the affected facilities, or fund any unfunded liability shortfall. Should Ameren elect to terminate these facilities, we believe we would otherwise have sufficient liquidity to manage our short-term funding requirements.

     At December 31, 2002, Ameren and its subsidiaries were in compliance with their credit agreement provisions and covenants.

Off-Balance Sheet Arrangements

     At December 31, 2002, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. We do not expect to engage in any significant off-balance sheet financing arrangements in the near future.

Long-Term Debt

     The following table summarizes our issuances and redemptions of long-term debt for the years ended 2002, 2001 and 2000. For additional information related to the terms and uses of these issuances and the sources of funds and terms for redemptions, see Note 9 - Long-Term Debt and Capitalization to our Financial Statements.

----------------------------------------------------------------------------------------
                                                       Month
Issuances -                                        Issued/Redeemed    2002   2001   2000
----------------------------------------------------------------------------------------
Long-term debt
    5.25% Senior secured notes, due 2012           August            $173    $ -   $  -
    Environ. improvement revenue bonds             March                -      -    187
----------------------------------------------------------------------------------------
     Total long-term debt issuances                                  $173    $ -   $187
----------------------------------------------------------------------------------------

Redemptions -
Long-term debt
    8.33% First mortgage bonds                     December          $ 75    $ -   $  -
    8.75% First mortgage bonds                     September          125      -      -
    Environ. improvement bonds, 7.40% Series       May                  -      -     60
    Environ. improvement bonds, 1985 Series        April                -      -    127
    Commercial paper, net                          Various              -     19    133
----------------------------------------------------------------------------------------
     Total long-term debt redemptions                                $200    $19   $320
----------------------------------------------------------------------------------------

     In August 2002, a shelf registration statement filed by us with the SEC on Form S-3 was declared effective. This statement authorized the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock, and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs. In 2002, we issued $173 million under the shelf registration statement.

     On March 10, 2003, we issued $184 million of 5.50% senior secured notes due March 15, 2034 under the shelf registration statement. We expect to use the net proceeds from this issuance of approximately $180 million along with other funds to redeem prior to maturity $104 million principal amount of outstanding 8.25% first mortgage bonds due October 15, 2022, at a redemption price of 103.61% of par, plus accrued interest, and to repay short-term debt incurred to pay at maturity $75 million principal amount of 8.33% first mortgage bonds that were due in December 2002. At March 10, 2003, the amount remaining under the shelf registration statement was $393 million.

     We expect to fund maturities of long-term debt and contractual obligations through a combination of cash flow from operations and external financing.

     To issue first mortgage bonds and preferred stock, we must comply with earnings tests contained in our respective mortgage indenture and Articles of Incorporation. For the issuance of additional first mortgage bonds, generally, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. Generally, for the issuance of additional preferred stock, earnings coverage of at least two and one-half times the annual dividend on preferred stock outstanding and to be issued is required under our Articles of Incorporation. The ability to issue such securities in the future will depend on coverage at that time. At December 31, 2002, we had and expect to continue to have adequate coverage ratios for anticipated requirements.

OUTLOOK

     We believe there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

o    Weak economic conditions, which impacts native load demand,
o Generally soft power prices in the Midwest are expected to limit the amount of revenues we can generate by marketing our excess power into the interchange markets,
o Our revenues will be reduced by a rate settlement approved in 2002 by the Missouri Public Service Commission (MoPSC) that requires the phase-in of $110 million of electric rate reductions from 2002 through 2004,
o The adverse effects of rising employee benefit costs, higher insurance costs and increased security costs associated with additional measures we have taken, or may have to take, at our Callaway nuclear plant related to world events, and
o    An assumed return to more normal weather patterns.

     In late 2002, we and Ameren announced the following actions to mitigate the effect of these challenges:

o A voluntary retirement program that was accepted by approximately 550 Ameren employees, including approximately 230 of our employees and additional employees providing support functions to us through Ameren Services,
o Modifications to retiree employee benefit plans to increase co-payments and limit our overall cost,
o    A wage freeze in 2003 for all management employees,
o Suspension of operations at two 1940's-era generating plants, including our Venice plant, to reduce operating costs, and
o    Reductions of 2003 expected capital expenditures.

     We are pursuing a gas rate increase of approximately $4 million annually in Illinois and are considering a filing in 2003 of a gas rate increase request in Missouri. Ameren is also considering additional actions, including modifications to active employee benefits, further staffing reductions and other initiatives.

     In the ordinary course of business, we evaluate strategies to enhance our financial position, results of operations and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues and other strategic initiatives in order to increase Ameren's shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.

Labor Agreements

     Certain employees of AmerenUE are represented by the International Brotherhood of Electrical Workers (IBEW) and the International Union of Operating Engineers (IUOE). These employees comprise approximately 75% of our workforce. Labor agreements covering 10% of employees extend through 2006. Labor agreements covering the remaining employees represented by IBEW and IUOE expire by June 2003. We cannot predict what issues may be raised by the collective bargaining units and, if raised, whether negotiations concerning such issues will be successfully concluded.


REGULATORY MATTERS

Missouri

     From July 1, 1995 through June 30, 2001, we operated under experimental alternative regulation plans in Missouri that provided for the sharing of earnings with customers if our regulatory return on equity exceeded defined threshold levels. After our experimental alternative regulation plan for our Missouri retail electric customers expired, the MoPSC Staff and others sought to reduce our annual Missouri electric revenues by over $300 million. The MoPSC Staff's recommendation was based on a return to traditional cost of service ratemaking, a lowered return on equity, a reduction in our depreciation rates and other cost of service adjustments.

     In August 2002, a stipulation and agreement resolving this case became effective following agreement by all parties to the case and approval by the MoPSC. The stipulation and agreement includes the following principal features:

o The phase-in of $110 million of electric rate reductions through April 2004, $50 million of which was retroactively effective as of April 1, 2002, $30 million of which will become effective on April 1, 2003 and $30 million of which will become effective on April 1, 2004.
o A rate moratorium providing for no changes in rates before June 30, 2006, subject to certain statutory and other exceptions.
o A commitment to contribute $14 million to programs for low income energy assistance and weatherization, promotion of energy efficiency and economic development in our service territory in 2002, with additional payments of $3 million made annually on June 30, 2003 through June 30, 2006. This obligation was expensed in 2002.
o A commitment to make $2.25 billion to $2.75 billion in critical energy infrastructure investments from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at our Callaway nuclear plant. The 700 megawatts of new generation is expected to be satisfied by 240 megawatts that were added by us in 2002 and the proposed transfer at net book value to us of approximately 550 megawatts of generation assets from Generating Company, which is subject to receipt of necessary regulatory approvals.
o An annual reduction in our depreciation rates by $20 million, retroactive to April 1, 2002, based on an updated analysis of asset values, service lives and accumulated depreciation levels.
o A one-time credit of $40 million which was accrued during the plan period. The entire amount was paid to our Missouri retail electric customers in 2002 for the settlement of the final sharing period under the alternative regulation plan that expired June 30, 2001.

     See Note 2 - Rate and Regulatory Matters to our Financial Statements.

Illinois

     See Note 2 - Rate and Regulatory Matters to our Financial Statements.

Federal - Electric Transmission

     See Note 2 - Rate and Regulatory Matters to our Financial Statements.


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

Accounting Policy                                  Uncertainties Affecting Application
-----------------                                  -----------------------------------

  Regulatory Mechanisms and Cost Recovery
                                                   o    Regulatory environment, external regulatory
   We defer costs as regulatory assets in               decisions and requirements
   accordance with SFAS 71 and make investments    o    Anticipated future regulatory decisions and
   that we assume we will be able to collect in         their impact
   future rates.                                   o    Impact of deregulation and competition on
                                                        ratemaking process and ability to recover costs

   Basis for Judgment
   We determine that costs are recoverable based on previous rulings by state regulatory authorities in jurisdictions where we operate or other factors that lead us to believe that cost recovery is probable.

Nuclear Plant Decommissioning Costs

   In our rates and earnings we assume the         o    Estimates of future decommissioning costs
   Department of Energy will develop a permanent   o    Availability of facilities for waste disposal
   storage site for spent nuclear fuel, the        o    Approved methods for waste disposal and
   Callaway nuclear plant will have a useful            decommissioning
   life of 40 years and estimated costs of         o    Useful lives of nuclear power plants
   approximately $515 million to dismantle the
   plant are accurate.  See Note 15 - Callaway
   Nuclear Plant to our Financial Statements.

   Basis for Judgment
   We  determine  that  decommissioning  costs  are  reasonable,   or  require
   adjustment, based on third party decommissioning studies that are completed every three years,  the  evaluation of our  facilities by our engineers and the monitoring of industry trends.


Environmental Costs

   We accrue for all known environmental           o    Extent of contamination
   contamination where remediation can be          o    Responsible party determination
   reasonably estimated, but some of our           o    Approved methods for cleanup
   operations have existed for over 100 years      o    Present and future legislation and governmental
   and previous contamination may be unknown to         regulations and standards
   us.                                             o    Results of ongoing research and development
                                                        regarding environmental impacts
   Basis for Judgment
   We determine the proper amounts to accrue for  environmental  contamination based on  internal  and third  party  estimates  of  clean-up  costs in the context of current remediation standards and available technology.


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


Benefit Plan Accounting

   Based on actuarial calculations, we accrue      o    Future rate of return on pension and other plan
   costs of providing future employee benefits          assets
   in accordance with SFAS 87, 106 and 112.  See   o    Interest rates used in valuing benefit
   Note 13 - Retirement Benefits to our                 obligations
   Financial Statements.                           o    Healthcare cost trend rates
                                                   o    Timing of employee retirements


   Basis for Judgment
   We utilize a third party consultant to assist us in evaluating and recording the proper amount for future employee benefits. Our ultimate selection of the discount rate, healthcare trend rate and expected rate of return on pension assets is based on our review of available current, historical and projected rates, as applicable.


Derivative Financial Instruments
                                                   o    Market conditions in the energy industry,
   We record all derivatives at their fair              especially the effects of price volatility on
   market value in accordance with SFAS 133.            contractual commodity commitments
   The identification and classification of a      o    Regulatory and political environments and
   derivative and the fair value of such                requirements
   derivative must be determined.  See Note 4 -    o    Fair value estimations on longer term contracts
   Derivative Financial Instruments to our         o    Complexity of financial instruments and
   Financial Statements.                                accounting rules
                                                   o    Effectiveness of our derivatives that have been
                                                        designated as hedges

   Basis for Judgment
   We determine whether a transaction is a derivative versus a normal purchase or sale based on historical practice and our intention at the time we enter a transaction. We utilize actively quoted prices, prices provided by external sources and prices based on internal models and other valuation methods to determine the fair market value of derivative financial instruments.


Impact of Future Accounting Pronouncements

     See Note 1 - Summary of Significant Accounting Policies to our Financial Statements.


EFFECTS OF INFLATION AND CHANGING PRICES

     Our rates for retail electric and gas utility service are generally regulated by the MoPSC and the Illinois Commerce Commission. Non-retail electric rates are regulated by the Federal Energy Regulatory Commission (FERC). Our Missouri electric rates have been set through June 30, 2006, as part of the settlement of our Missouri rate case and our Illinois electric rates are legislatively fixed through January 1, 2007. Inflation affects our operations, earnings, stockholder's equity and financial performance.

     The current replacement cost of our utility plant substantially exceeds our recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical costs through depreciation might not be adequate to replace plant in future years.

     In our retail electric utility jurisdictions, there are no provisions for adjusting for changes in the cost of fuel for electric generation. In our retail gas utility jurisdictions, changes in gas costs are generally reflected in billings to gas customers through purchased gas adjustment clauses. We are impacted by changes in market prices for natural gas to the extent we must purchase natural gas to run our combustion turbine electric generators. We have structured various supply agreements to maintain access to multiple gas pools and supply basins to minimize the impact to the financial statements. See discussion below under Commodity Price Risk for further information.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of changes in value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g. interest rates, etc.). The following discussion of Ameren's, including AmerenUE's, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and AmerenUE also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following discussion.

     Ameren's risk management objective is to optimize its physical generating assets within prudent risk parameters. Our risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with both long-term and short-term variable-rate debt and fixed-rate debt. We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates.

     Utilizing our debt outstanding at December 31, 2002, if interest rates increase by 1%, our annual interest expense would increase by approximately $8 million and net income would decrease by approximately $5 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Credit Risk

     Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. New York Mercantile Exchange (NYMEX) traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. On all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties in the transaction.

     Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising our customer base. No customer represents greater than 10% of our accounts receivable. Our revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. We analyze each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts. We also establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management such as letters of credit and parental guarantees.

Commodity Price Risk

     We are exposed to changes in market prices for natural gas, fuel and electricity. We utilize several techniques to mitigate risk, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. The derivative financial instruments that we use (primarily forward contracts, futures contracts, option contracts and financial swap contracts) are dictated by risk management policies.

     With regard to our natural gas utility business, our exposure to changing market prices is in large part mitigated by the fact that we have gas cost recovery mechanisms in place in both Missouri and Illinois. These gas cost recovery mechanisms allow us to pass on to our retail customers our prudently incurred costs of natural gas.

     AmerenEnergy Fuels and Services Company is responsible for providing fuel procurement and gas supply services on behalf of Ameren's operating subsidiaries and for managing fuel and natural gas price risks. Fixed price forward contracts, as well as futures, options and financial swaps are all instruments, which may be used to manage these risks. The majority of our fuel supply contracts are physical forward contracts. Since we do not have a provision similar to the purchased gas adjustment clauses for our electric operations, we have entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel in order to manage our exposure to fuel prices. See Note 14 - Commitments and Contingencies to our Financial Statements for further information. We have satisfied 77%, 20% and 3% of our 2002 power supply needs through coal, nuclear and hydro, respectively. Approximately 97% of the required 2003 supply and approximately 79% of the required 2004 supply of coal for our coal-fired power plants has been acquired at fixed prices. As such, we have minimal coal price risk for the remainder of 2003 and 2004. At December 31, 2002, approximately 22% of our coal requirements for 2005 through 2007 were covered by contracts. In addition, we are exposed to changes in market prices for natural gas to the extent we must purchase natural gas to run our combustion turbine generators. Our natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to our peaking units by optimizing transportation and storage options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reducing the impact of price volatility. At December 31, 2002, approximately 33% of our 2003 natural gas requirements for generation were covered by contracts.

     Although we cannot completely eliminate the effects of gas price volatility, our strategy is designed to minimize the effect of market conditions on our results of operations. Our gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures, including fixed price, indexed price and embedded price hedges such as caps and collars. Our strategy also utilizes physical assets through storage, operator and balancing agreements to minimize price volatility. Our electric marketing strategy is to extract additional value from our generation facilities by selling energy in excess of needs into the long-term and short-term markets for term sales, and purchasing energy when the market price is less than the cost of generation. Our primary use of derivatives has involved transactions that are expected to reduce price risk exposure for us.

     With regard to our exposure to commodity price risk for purchased power and excess electricity sales, Ameren has a subsidiary, AmerenEnergy whose primary responsibility includes managing market risks associated with changing market prices for electricity purchased and sold on behalf of AmerenUE and our affiliate, Generating Company.

Equity Price Risk

     We, along with other subsidiaries of Ameren, are a participant in Ameren's defined benefit plans and postretirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Ameren's plan assets has been affected by declines in the equity market since 2000 for the pension and postretirement plans. As a result, at December 31, 2002, we recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The liability resulted in a reduction to OCI of $62 million, net of taxes. The amount of the liability was the result of asset returns experienced through 2002, interest rates and Ameren's contributions to the plan during 2002. In future years, the liability recorded, the costs reflected in net income or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of our assumed return on plan assets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored in the Balance Sheet. See Liquidity and Capital Resources - Operating.

     We also maintain trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. See Note 15 - Callaway Nuclear Plant to our Financial Statements for further information. As of December 31, 2002, these funds were invested primarily in domestic equity securities (62%), debt securities (35%) and cash and cash equivalents (3%) and totaled $172 million at fair value. By maintaining a portfolio that includes long-term equity investments, we seek to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in our portfolio are exposed to price fluctuations in equity markets and the fixed-rate, fixed-income securities are exposed to changes in interest rates. We actively monitor our portfolio by benchmarking the performance of our investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of our trusts to various investment options. Our exposure to equity price market risk is, in large part, mitigated due to the fact that we are currently allowed to recover decommissioning costs in our rates.

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

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 4 - Derivative Financial Instruments to our Financial Statements for further information.

     The following summarizes the favorable (unfavorable) changes in the fair value of all contracts marked to market during 2002 and 2001:

--------------------------------------------------------------------------------
                                                                  2002      2001
--------------------------------------------------------------------------------
Fair value of contracts at beginning of period, net              $ (2)    $ (21)
  Contracts which were realized or otherwise settled during
   the period                                                      (5)       21
  Changes in fair values attributable to changes in valuation
   techniques and assumptions                                       -         -
  Fair value of new contracts entered into during the period        -         3
  Other changes in fair value                                      13        (5)
--------------------------------------------------------------------------------
Fair value of contracts outstanding at end of period, net        $  6     $  (2)
--------------------------------------------------------------------------------

     Maturities of contracts as of December 31, 2002 were as follows:

-------------------------------------------------------------------------------------------------------------
                                                    Maturity                          Maturity
                                                    less than   Maturity   Maturity   in excess   Total fair
Sources of fair value                               1 year      1-3 years  4-5 years  of 5 years  value (a)
--------------------------------------------------------------------------------------------------------------
Prices actively quoted                               $ -        $ -        $ -        $ -         $ -
Prices provided by other external sources (b)          2          -          -          -           2
Prices based on models and other valuation
  methods (c)                                          3          1          -          -           4
--------------------------------------------------------------------------------------------------------------
Total                                                $ 5        $ 1        $ -        $ -         $ 6
--------------------------------------------------------------------------------------------------------------
(a)  Contracts  of  approximately  7% of  the  absolute  fair  value  were  with non-investment-grade rated counterparties.
(b)  Principally power forward values based on NYMEX prices for over-the-counter contracts and natural gas swaps based on Inside FERC prices.
c)  Principally coal and sulfur dioxide options valued based on a Black-Scholes model that includes information from external sources and our estimates.


FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify some important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the effects of the stipulation and agreement relating to our Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC-approved Regional Transmission Organization, including activities associated with the Midwest ISO;
o availability and future market prices for fuel and purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o the cost of commodities, such as natural gas, used in the production of electricity and our ability to recover such increased cost;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    operation of nuclear power facilities and decommissioning costs;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefit costs, including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making Ameren's or our access to necessary capital more difficult or costly;
o competition from other generating facilities, including new facilities that may be developed in the future;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy our energy sales; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required to be reported by this item is included under Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Conditions and Results of Operations under
Item 7 and Note 4 and 16 to our Financial Statements under Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.






                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------




To the Board of Directors and Shareholders of Union Electric Company:


In our opinion,  the financial  statements  listed in the index  appearing under
Item 15(A)(1) on Page 62 present fairly, in all material respects, the financial position of Union Electric Company at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(2) on Page 62 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 13, 2003


                             UNION ELECTRIC COMPANY
                                  BALANCE SHEET
                     (In millions, except per share amounts)

                                                    December 31,    December 31,
                                                       2002            2001
                                                    -----------     ------------
ASSETS:
Property and plant, net (Note 5)                          $ 6,036    $ 5,710
Investments and other assets:
   Nuclear decommissioning trust fund                         172        187
   Other assets                                               190         75
                                                          -------    -------
         Total investments and other assets                   362        262
                                                          -------    -------
Current assets:
   Cash and cash equivalents                                    9         15
   Accounts receivable - trade (less allowance for
      doubtful accounts of $6 and $7,
      respectively)                                           171        144
   Unbilled revenue                                           101         90
   Miscellaneous accounts and notes receivable (Note 3)        49         73
   Intercompany notes receivable (Note 3)                       -         84
   Materials and supplies, at average cost                    162        156
   Other current assets                                        26         16
                                                          -------    -------
         Total current assets                                 518        578
                                                          -------    -------
Regulatory assets                                             659        738
                                                          -------    -------
Total Assets                                              $ 7,575    $ 7,288
                                                          =======    =======

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, $5 par value, 150.0 shares
     authorized - 102.1 shares outstanding                $   511    $   511
   Other paid-in capital, principally premium on
     common stock                                             702        702
   Retained earnings                                        1,477      1,440
   Accumulated other comprehensive income                     (58)         1
                                                          -------    -------
      Total common stockholder's equity                     2,632      2,654
                                                          -------    -------
   Preferred stock not subject to mandatory
      redemption (Note 7)                                     113        155
   Long-term debt, net (Note 9)                             1,687      1,599
                                                          -------    -------
         Total capitalization                               4,432      4,408
                                                          -------    -------
Current liabilities:
   Current maturities of long-term debt (Note 9)              130         92
   Short-term debt (Note 8)                                   250        186
   Intercompany notes payable (Note 3)                         15          -
   Accounts and wages payable (Note 3)                        348        305
   Accumulated deferred income taxes                            2         35
   Taxes accrued                                              118        104
   Other current liabilities                                   94        128
                                                          -------    -------
         Total current liabilities                            957        850
                                                          -------    -------
Commitments and contingencies (Notes 1, 2, 14,
   and 15)
Accumulated deferred income taxes                           1,344      1,326
Accumulated deferred investment tax credits                   121        129
Regulatory liabilities                                        121        137
Accrued pension liabilities                                   252         85
Other deferred credits and liabilities                        348        353
                                                          -------    -------
Total Capital and Liabilities                             $ 7,575    $ 7,288
                                                          =======    =======


See Notes to Financial Statements.




                     UNION ELECTRIC COMPANY
                       STATEMENT OF INCOME
                          (In millions)


                                                  Year Ended December 31,
                                                 ------------------------
                                                 2002      2001        2000
                                                 ----      ----        ----
OPERATING REVENUES:
   Electric (Note 3)                           $ 2,521    $ 2,640    $ 2,590
   Gas                                             129        146        130
                                               -------    -------    -------
      Total operating revenues                   2,650      2,786      2,720
                                               -------    -------    -------

OPERATING EXPENSES:
   Fuel and purchased power (Note 3)               550        739        729
   Gas                                              73         84         81
   Other operations and maintenance (Note 3)       819        788        750
   Voluntary retirement and other
     restructuring charges (Note 10)                65          -          -
   Depreciation and amortization                   281        280        271
   Income taxes                                    196        224        227
   Other taxes                                     218        214        210
                                               -------    -------    -------
      Total operating expenses                   2,202      2,329      2,268
                                               -------    -------    -------

OPERATING INCOME                                   448        457        452

OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used during
     construction                                    5         13          5
   Miscellaneous, net -
     Miscellaneous income (Note 11)                 26         31         26
     Miscellaneous expense (Note 11)               (35)        (8)       (12)
     Income taxes                                    3         (6)         3
                                               -------    -------    -------
      Total other income and (deductions)           (1)        30         22
                                               -------    -------    -------


INTEREST CHARGES:
   Interest                                        108        116        129
   Allowance for borrowed funds used during
      construction                                  (5)        (8)        (8)
                                               -------    -------    -------
      Net interest charges                         103        108        121
                                               -------    -------    -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                         344        379        353

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF INCOME TAXES                 -         (5)         -
                                               -------    -------    -------

NET INCOME                                         344        374        353

PREFERRED STOCK DIVIDENDS                            8          9          9
                                               -------    -------    -------

NET INCOME AFTER PREFERRED STOCK DIVIDENDS     $   336    $   365    $   344
                                               =======    =======    =======

See Notes to Financial Statements.




                       UNION ELECTRIC COMPANY
                       STATEMENT OF CASH FLOWS
                            (In millions)

                                                       Year Ended December 31,
                                                       -----------------------
                                                       2002      2001      2000
                                                       ----      ----      ----
Cash Flows From Operating:
   Net income                                           $ 344    $ 374    $ 353
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of change in
            accounting principle                            -        5        -
         Depreciation and amortization                    281      280      271
         Amortization of nuclear fuel                      30       29       37
         Amortization of debt issuance costs and
            premium/discounts                               4        3        3
         Allowance for funds used during construction     (10)     (21)     (13)
         Deferred income taxes, net                        29       15        1
         Deferred investment tax credits, net              (8)      (4)      (6)
         Voluntary retirement and other
            restructuring charges                          65        -        -
         Other                                              3        2        -
         Changes in assets and liabilities:
               Receivables, net                           (14)      (1)     (57)
               Materials and supplies                      (6)     (22)      22
               Accounts and wages payable                 (16)      11       59
               Taxes accrued                               68       18      (33)
               Assets, other                              (20)     (22)     (19)
               Liabilities, other                         (54)     (77)      51
                                                        -----    -----    -----
Net cash provided by operating activities                 696      590      669
                                                        -----    -----    -----

Cash Flows From Investing:
   Construction expenditures                             (520)    (587)    (316)
   Allowance for funds used during
         construction                                      10       21       13
   Nuclear fuel expenditures                              (28)     (24)     (21)
   Intercompany notes receivable                           84      171      (90)
                                                        -----    -----    -----
Net cash used in investing activities                    (454)    (419)    (414)
                                                        -----    -----    -----

Cash Flows From Financing:
   Dividends on common stock                             (299)    (283)    (207)
   Dividends on preferred stock                            (8)      (9)      (9)
   Capital issuance costs                                  (1)       -       (1)
   Redemptions:
      Nuclear fuel lease                                    -      (64)     (11)
      Long-term debt                                     (200)     (19)    (320)
      Preferred stock                                     (42)       -        -
   Issuances:
      Nuclear fuel lease                                   50       13        9
      Short-term debt                                      64      186        -
      Long-term debt                                      173        -      187
      Intercompany notes payable                           15        -        -
                                                        -----    -----    -----
Net cash used in financing activities                    (248)    (176)    (352)
                                                        -----    -----    -----

Net change in cash and cash equivalents                    (6)      (5)     (97)
Cash and cash equivalents at beginning of year             15       20      117
                                                        -----    -----    -----
Cash and cash equivalents at end of year                $   9    $  15    $  20
                                                        =====    =====    =====

Cash paid during the periods:
   Interest                                             $  95    $ 104    $ 114
   Income taxes, net                                      106      192      231

See Notes to Financial Statements.



                     UNION ELECTRIC COMPANY
            STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                         (In millions)



                                                  December 31,  December 31, December 31,
                                                     2002         2001         2000
                                                  -----------   -----------  -----------

Common stock                                          $   511    $   511     $   511

Other paid-in capital                                     702        702         702

Retained earnings (a)
   Beginning balance                                    1,440      1,358       1,221
   Net income                                             344        374         353
   Common stock dividends                                (299)      (283)       (207)
   Preferred stock dividends                               (8)        (9)         (9)
                                                      -------    -------     -------
                                                        1,477      1,440       1,358
                                                      -------    -------     -------
Accumulated other comprehensive income
   Beginning balance - derivative financial
      instruments                                           1          -          -
   Change in derivative financial instruments
      in current period                                     3          1          -
                                                      -------    -------    -------
                                                            4          1          -
                                                      -------    -------    -------
   Beginning balance - minimum pension liability            -          -          -
   Change in minimum pension liability
      in current period                                   (62)         -          -
                                                      -------    -------    -------
                                                          (62)         -          -
                                                      -------    -------    -------

                                                          (58)         1          -
                                                      -------    -------    -------

Total common stockholder's equity                     $ 2,632    $ 2,654    $ 2,571
                                                      =======    =======    =======


Comprehensive income, net of taxes
   Net income                                         $   344    $   374    $   353
   Unrealized net gain/(loss) on derivative
        hedging instruments, net of income
        taxes of $3, $1, and $-, respectively               4          1          -
   Reclassification adjustments for gains/(losses)
        included in net income, net of income
        taxes of $(1), $5, and $-, respectively            (1)         8          -
   Cumulative effect of accounting change, net
        of income taxes of $-, $(5), and $-,
        respectively                                        -         (8)         -
   Minimum pension liability adjustment, net
        of income taxes of $(37), $-, and $-,
        respectively                                      (62)         -          -
                                                      -------    -------    -------
           Total comprehensive income, net of taxes   $   285    $   375    $   353
                                                      =======    =======    =======


(a) Under a mortgage indenture, as amended, $31 of total retained earnings was restricted against payment of common dividends - except those payable in common stock, leaving $1,446 of free and unrestricted retained earnings at December 31, 2002.


See Notes to Financial Statements.

UNION ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 - Summary of Significant Accounting Policies

General

     Union Electric Company, headquartered in St. Louis, Missouri, is a wholly-owned subsidiary of Ameren Corporation (Ameren) and operates as AmerenUE. Our principal business is the rate-regulated generation, transmission and distribution of electricity, and the rate-regulated distribution of natural gas to residential, commercial, industrial and wholesale users in Missouri and Illinois. Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is also headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:

o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o Central Illinois Light Company is a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated electric generation, transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003 from The AES Corporation (AES). See Note 17 - Subsequent Event for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren affiliated companies and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Note 17 - Subsequent Event for further information.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. We have a 40% ownership interest in EEI and have accounted for it under the equity method of accounting. Resources Company also owns a 20% interest in EEI.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     When we refer to AmerenUE, our, we or us, we are referring to Union Electric Company and in some cases our agents, AmerenEnergy and Ameren Energy Fuels and Services Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     The accounting policies of AmerenUE conform to generally accepted accounting principles in the United States (GAAP). Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' financial statements to conform to 2002 reporting.

Regulation

     We are regulated by the Missouri Public Service Commission (MoPSC), Illinois Commerce Commission (ICC), Nuclear Regulatory Commission (NRC), the Federal Energy Regulatory Commission (FERC) and the SEC. See Note 2 - Rate and Regulatory Matters for further information.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," we defer certain costs pursuant to actions of our regulators and are currently recovering such costs in rates charged to customers.

     At December 31, 2002 and 2001, we had recorded the following regulatory assets and regulatory liabilities:

--------------------------------------------------------------------------------
                                                    2002   2001
--------------------------------------------------------------------------------
Regulatory assets:
 Income taxes (a)(f)                               $526   $604
 Callaway costs (b)                                  81     84
 Unamortized loss on reacquired debt (c)(f)          27     23
 Other (d)(f)                                        25     27
--------------------------------------------------------------------------------
Regulatory assets                                  $659   $738
--------------------------------------------------------------------------------
Regulatory liabilities:
  Income taxes (e)                                  $121   $137
--------------------------------------------------------------------------------
(a) See Note 12 - Income Taxes for amortization period. Amount represents SFAS 109 deferred tax asset.
(b) Represents Callaway nuclear plant operations and maintenance expenses, property taxes and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the plant's current operating license through 2024.
(c) Represents losses related to refunded debt. These amounts are being amortized over the lives of the related new debt issues or the remaining lives of the old debt issues if no new debt was issued.
(d) Represents Y2K expenses being amortized over 6 years starting in 2002 in conjunction with the settlement of our Missouri electric rate case and a Department of Energy Decommissioning assessment being amortized over 14 years through 2007. In addition, amount includes the portion of merger-related expenses applicable to the Missouri retail jurisdiction which are being amortized through 2008 based on a MoPSC order.
(e) See Note 12 - Income Taxes for amortization period. Represents unamortized portion of investment tax credit and federal excess taxes.
(f)  These assets do not earn a return.

     We continually assess the recoverability of our regulatory assets. Under current accounting standards, regulatory assets are written off to earnings when it is no longer probable that such amounts will be recovered through future revenues. Electric industry restructuring legislation may impact the recoverability of regulatory assets in the future.

Property and Plant

     The cost of additions to and betterments of units of property and plant is capitalized. Cost includes labor, material, applicable taxes and overheads. An allowance for funds used during construction is also added for our rate-regulated assets. Maintenance expenditures and the renewal of items not considered units of property are charged to income as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage value, are charged to accumulated depreciation. See Accounting Changes and Other Matters relating to SFAS No. 143, "Accounting for Asset Retirement Obligations," and Note 5 - Property and Plant, Net for further information.

Depreciation

     Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 2002, 2001 and 2000 was approximately 3% of the average depreciable cost.

Allowance for Funds Used During Construction

     Allowance for funds used during construction (AFC) is a utility industry accounting practice whereby the cost of borrowed funds and the cost of equity funds (preferred and common stockholders' equity) applicable to rate-regulated construction expenditures are capitalized as a cost of construction. AFC does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

     Under accepted ratemaking practice, cash recovery of AFC, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The AFC rates were 5% during 2002 and 10% during both 2001 and 2000.

Impairment of Long-Lived Assets

     We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. See Accounting Changes and Other Matters relating to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

Unamortized Debt Discount, Premium and Expense

     Discount, premium and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue

     We accrue an estimate of electric and gas revenues for service rendered, but unbilled, at the end of each accounting period.

     Interchange revenues included in Operating Revenues - Electric were $258 million for the year ended December 31, 2002 (2001 - $375 million; 2000 - $435 million). See Emerging Issues Task Force (EITF) Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," discussion under Accounting Changes and Other Matters for further information.

Purchased Power

     Purchased power included in Operating Expenses - Fuel and Purchased Power was $206 million for the year ended December 31, 2002 (2001 - $383 million; 2000
- $368 million). See EITF 02-3 discussion under Accounting Changes and Other Matters for further information.

Fuel and Gas Costs

     In our retail electric utility jurisdictions, there are no provisions for adjusting rates for changes in the cost of fuel for electric generation. In our retail gas utility jurisdictions, changes in gas costs are generally reflected in billings to gas customers through purchased gas adjustment clauses.

     The  cost  of   nuclear   fuel  is   amortized   to  fuel   expense   on  a
unit-of-production basis. Spent fuel disposal cost is charged to expense based on net kilowatthours generated and sold.

Excise Taxes

     Excise taxes on Missouri electric and gas, and Illinois gas customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes recorded in Operating Revenues and Other Taxes for 2002 were $103 million (2001- $101 million; 2000 - $102 million). Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable and included in Taxes Accrued on the Balance Sheet.

Income Taxes

     We are included in the consolidated federal income tax return filed by Ameren. As a subsidiary of Ameren, we could be considered jointly and severably liable for assessments of additional tax on the consolidated group. Income taxes are allocated to the Ameren subsidiaries based on their respective taxable income or loss. Our provision for income taxes has been presented based on federal and state taxes we would have presented on a stand-alone company basis. Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates.

     Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the related properties.

Accounting Changes and Other Matters

     In January 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption resulted in a cumulative effect charge of $5 million, net of taxes, to the income statement, and a cumulative effect adjustment of $8 million, net of taxes, to Accumulated Other Comprehensive Income (OCI), which reduced common stockholder's equity. See
Note 4 - Derivative Financial Instruments for further information.

     In January 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption. SFAS 141 and SFAS 142 were utilized for Ameren's acquisition of CILCORP Inc. and AES Medina Valley Cogen (No. 4), LLC. See Note 17 - Subsequent Event for further information.

     We are adopting SFAS 143 in the first quarter of 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. Uncertainties as to the probability, timing or cash flows associated with an asset retirement obligation affect our estimate of fair value.

     Upon adoption of this standard, we expect to recognize additional asset retirement obligations of approximately $215 million and a net increase in net property and plant of approximately $75 million related primarily to the Callaway nuclear decommissioning costs and also to retirement costs for a river structure. These asset retirement obligations are in addition to liabilities we have previously recorded related to our future obligation to decommission the Callaway nuclear plant.

     The difference between the net asset and the liability recorded upon adoption of SFAS 143 related to rate-regulated assets will be recorded as an additional regulatory asset because we expect to continue to recover the cost of Callaway nuclear decommissioning and other costs of removal in electric rates.

     In addition to these obligations, we have determined that certain other asset retirement obligations exist. However, we are unable to estimate the fair value of those obligations because the probability, timing or cash flows associated with the obligations are indeterminable. We do not believe that these obligations, when incurred, will have a material adverse impact on our financial position, results of operations or liquidity.

     SFAS 143 also may require a change in the depreciation methodology we have historically utilized for our rate-regulated operations. Historically, we have included an estimated cost of dismantling and removing plant from service upon retirement. This practice is currently required by regulators in the jurisdictions in which we operate. As a result, though we are still assessing the impact of SFAS 143 on our rate-regulated depreciation methodology, we do not believe any such impact will affect our results of operations. However, if we are required to remove accrued dismantling and removal costs from accumulated depreciation, where they are currently embedded, our asset and liability balances could be materially increased.

     On January 1, 2002, we adopted SFAS 144. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations

- Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 did not have any effect on our financial position, results of operations or liquidity in 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize and measure at fair value a liability for a cost associated with an exit or disposal activity in the period in which the liability is incurred and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     During 2002, we adopted the provisions of EITF 02-3 that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues - Electric and in Operating Expenses - Fuel and Purchased Power. This meant that revenues were recorded for the notional amount of the power sale contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract.

     In October 2002, the EITF reached a consensus to rescind EITF 98-10. The effective date for the full rescission of Issue 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS 133 trading derivatives (subsequent to the rescission of Issue EITF 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. We have adopted and applied this guidance to 2002 and 2001, which had no impact on previously reported earnings or stockholder's equity. The adoption of EITF 02-3, the rescission of EITF 98-10 and the related transition guidance resulted in netting of energy contracts and lowered our reported revenues and costs with no impact on earnings. The following table summarizes the impact of energy contract netting for the years ended December 31, 2001 and 2000:

--------------------------------------------------------------------------------
                                                       2001           2000
--------------------------------------------------------------------------------
Previously reported gross operating revenues          $3,178          $2,720
Revenues and costs netted (a)                            392               -
--------------------------------------------------------------------------------
Net operating revenues reported                       $2,786          $2,720
--------------------------------------------------------------------------------
(a) Revenues and costs netted for the year ended December 31, 2002 were $458 million. SFAS 133 was adopted on January 1, 2001 and therefore, no netting was required for the year ended December 31, 2000.


NOTE 2 - Rate and Regulatory Matters

Missouri Electric

MoPSC Rate Case

     From July 1, 1995 through June 30, 2001, we operated under experimental alternative regulation plans in Missouri that provided for the sharing of earnings with customers if our regulatory return on equity exceeded defined threshold levels. After our experimental alternative regulation plan for our Missouri retail electric customers expired, the MoPSC Staff and others sought to reduce our annual Missouri electric revenues by over $300 million. The MoPSC Staff's recommendation was based on a return to traditional cost of service ratemaking, a lowered return on equity, a reduction in our depreciation rates and other cost of service adjustments

     In August 2002, a stipulation and agreement resolving this case became effective following agreement by all parties to the case and approval by the MoPSC. The stipulation and agreement includes the following principal features:

o The phase-in of $110 million of electric rate reductions through April 2004, $50 million of which was retroactively effective as of April 1, 2002, $30 million of which will become effective on April 1, 2003, and $30 million of which will become effective on April 1, 2004.
o A rate moratorium providing for no changes in rates before June 30, 2006, subject to certain statutory and other exceptions.

o A commitment to contribute $14 million to programs for low income energy assistance and weatherization, promotion of energy efficiency and economic development in our service territory in 2002, with additional payments of $3 million made annually on June 30, 2003 through June 30, 2006. This obligation was expensed in 2002.
o A commitment to make $2.25 billion to $2.75 billion in critical energy infrastructure investments from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at our Callaway nuclear plant. The 700 megawatts of new generation is expected to be satisfied by 240 megawatts that were added by us in 2002 and the proposed transfer at net book value (December 31, 2002 - approximately $260 million) to us of approximately 550 megawatts of generation assets from Generating Company, which is subject to receipt of necessary regulatory approvals and is expected to be completed in 2003.
o An annual reduction in our depreciation rates by $20 million, retroactive to April 1, 2002, based on an updated analysis of asset values, service lives and accumulated depreciation levels.
o A one-time credit of $40 million, which was accrued during the plan period. The entire amount was paid to our Missouri retail electric customers in 2002 for the settlement of the final sharing period under the alternative regulation plan that expired June 30, 2001.


Marketing Company - AmerenUE Power Supply Agreements

     In order to satisfy our regulatory load requirements for 2001 and 2002, we purchased, under a one-year contract 450 megawatts of capacity and energy (the 2001 Marketing Company - AmerenUE agreement) and 200 megawatts of capacity and energy (the 2002 Marketing Company - AmerenUE agreement) from Marketing Company. These agreements were entered into through a competitive bidding process and reflected market-based rates. Generating Company supplied the power for these agreements under its power supply agreement with Marketing Company.

     The FERC accepted the 2001 Marketing Company - AmerenUE agreement as filed. The 2002 Marketing Company - AmerenUE agreement was set for hearing to determine that the contract terms were just and reasonable. On March 12, 2003, a settlement between Marketing Company and the FERC Staff was approved by the FERC effectively resolving all issues concering the 2002 Marketing Company - AmerenUE agreement set for hearing. While the FERC order contains a standard refund report requirement, no refunds are due under the settlement as approved.

     In May 2001 and May 2002, the MoPSC filed complaints with SEC relating to these agreements. While the complaints were pending, the MoPSC and AmerenUE reached an agreement for resolving these disputes. The agreement requires us to not enter into any new contracts to purchase wholesale electric energy from any Ameren affiliate that is an exempt wholesale generator without first obtaining, on a timely basis, the determinations required of the MoPSC that are specified in Section 32(k) of PUHCA. However, this commitment did not prevent us from completing the purchases contemplated by the 2001 and 2002 Marketing Company - AmerenUE agreements and does not prevent us from making short term energy purchases (less than 90 days) from an Ameren affiliate, without prior MoPSC determination, to prevent or alleviate system emergencies. As part of this agreement, the MoPSC has agreed to terminate its SEC complaints.

Illinois Electric

     In 2002, all of our Illinois residential, commercial and industrial customers had choice in electric suppliers.

     As a provision of the legislation related to the restructuring of the Illinois electric industry (the Illinois Law), a rate freeze is in effect through January 1, 2007.

     In October 2002, we and AmerenCIPS filed with the ICC a proposal to suspend collection of transition charges associated with the Illinois Law for the period commencing June 2003 until at least June 2005. The Illinois Law allows a utility to collect transition charges from customers that elect to move from bundled retail rates to market-based rates. Utilities have the right to collect transition charges throughout the transition period that ends January 1, 2007. The suspension of collection of transition charges is not expected to have a material impact on either us or AmerenCIPS.

     Under the Illinois Law, we were subject to a residential electric rate decrease of up to 5% in 2002 to the extent our rates exceeded the Midwest utility average. In 2002, 2001 and 2000, our Illinois electric rates were below the Midwest utility average.

     The Illinois Law also contains a provision requiring that one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2006 be refunded to our Illinois customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5% of the two-year average of an Index, as defined in the Illinois Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U.S. Treasury bonds, plus prescribed percentages ranging from 4% to 7%. Our Illinois average rate of return on common equity for the two year average at December 31, 2002 was 13% as compared to the average index of 12.6%. No refunds are expected to be required for the period of April 1, 2002 through March 31, 2003. For the twelve months ended December 31, 1999, we made excess earnings refunds of $2.1 million from April 1, 2000 through March 31, 2001. For the twelve months ended December 31, 2000, we made excess earnings refunds of $1.5 million from April 1, 2001 through May 31, 2002. These refunds were recorded as a reduction to Operating Revenues - Electric.

Federal - Electric Transmission

Regional Transmission Organization

     In December 1999, the FERC issued Order 2000, requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities and are designed to improve the wholesale power market. Beginning in January 2001, we and AmerenCIPS, along with several other utilities, sought approval from the FERC to participate in an RTO known as the Alliance RTO. We had previously been a member of the Midwest Independent System Operator (Midwest ISO) and recorded a pretax charge to earnings in 2000 of $17 million ($10 million, net of taxes) for an exit fee and other costs when we left that organization. We believed that the for-profit Alliance RTO business model was superior to the not-for-profit Midwest ISO business model and provided us with a more equitable return on our transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. In April 2002, after the Alliance RTO and Midwest ISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the Midwest ISO and National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and the National Grid to purchase certain services from the Midwest ISO at incremental cost rather than Midwest ISO's full tariff rates. The FERC also ordered the Midwest ISO to return the exit fees paid by us and AmerenCIPS to leave the Midwest ISO, provided we and AmerenCIPS return to the Midwest ISO and agree to pay our proportional share of the startup and ongoing operational expenses of the Midwest ISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order.

     Following the April 2002 FERC order, we and AmerenCIPS have made filings with the FERC indicating that we would return to the Midwest ISO through a new independent transmission company, GridAmerica LLC, that was agreed to be formed by us and AmerenCIPS, along with subsidiaries of FirstEnergy Corporation and NiSource Inc. Upon receipt of final FERC approval of the definitive agreements establishing GridAmerica, a subsidiary of National Grid will serve as the managing member of GridAmerica and will manage the transmission assets of the three companies and participate in the Midwest ISO on behalf of GridAmerica.
Other  Alliance  RTO  companies  announced  their  intentions  to  join  the PJM
Interconnection LLC (PJM) RTO. On July 25, 2002, we and AmerenCIPS filed a motion with the FERC requesting that it condition the approval of the choices of other Illinois utilities to join the PJM RTO on Midwest ISO and PJM entering into an agreement addressing important reliability and rate-barrier issues. On July 31, 2002, the FERC issued an order accepting the formation of GridAmerica as an independent transmission company under the Midwest ISO subject to further compliance filings ordered by the FERC. The FERC also issued an order accepting the elections made by the other Illinois utilities to join the PJM RTO on the condition PJM and Midwest ISO immediately begin a process to address the reliability and rate-barrier issues raised by us and other market participants in previous filings.

     The compliance filing to facilitate the formation and operation of GridAmerica as an independent transmission company within the Midwest ISO, as contemplated in the July 31, 2002 order of the FERC, was conditionally accepted by the FERC in an order issued December 19, 2002. In the order, the FERC approved the return of the $13 million exit fee paid by us to leave the Midwest ISO with interest once GridAmerica becomes operational. The FERC also approved, subject to further filings, reimbursement of $36 million to the GridAmerica Companies for expenses incurred to form the Alliance RTO. GridAmerica is scheduled to become operational in Spring 2003. Our participation in GridAmerica remains subject to MoPSC approval. An order from the MoPSC is expected during the third quarter of 2003.

     Until the reliability and rate-barrier issues are resolved as ordered by the FERC, and the tariffs and other material terms of our participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict the impact that on-going RTO developments will have on our financial position, results of operations or liquidity.

Standard Market Design Notice of Proposed Rulemaking (NOPR)

     On July 31, 2002, the FERC issued a Standard Market Design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to an RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. On November 15, 2002, we filed our initial comments on the NOPR with the FERC expressing our concern with the potential impact of the proposed rules in their current form on the cost and reliability of service to retail customers. We also proposed that certain modifications be made to the proposed rules in order to protect transmission owners from the possibility of trapped transmission costs that might not be recoverable from ratepayers as a result of inconsistent regulatory policies. We filed additional comments on the remaining sections of the NOPR during the first quarter of 2003. Until the FERC issues a final rule, we are unable to predict the ultimate impact on our future financial position, results of operations or liquidity.

Illinois Gas

     In November 2002, we filed a request with the ICC to increase annual rates for natural gas services by approximately $4 million. The ICC has until October 2003 to render a decision on this request.


NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with our parent, Ameren, and its other subsidiaries. These transactions are primarily comprised of power purchases and sales, as well as other services received or rendered. Intercompany power purchases from joint dispatch and other agreements were approximately $108 million for 2002 (2001 - $134 million; 2000 - $98 million). Intercompany power sales totaled $84 million for 2002 (2001 - $82 million; 2000
- $80 million).

     Support services provided by our affiliates, Ameren Services and AmerenEnergy, including wages, employee benefits and professional services are based on actual costs incurred. For the year ended December 31, 2002, support services provided by Ameren Services and AmerenEnergy included in Operating Expenses - Other Operations and Maintenance totaled $196 million (2001 - $170 million; 2000 - $154 million).

     As of December 31, 2002, intercompany receivables included in Miscellaneous Accounts and Notes Receivable were approximately $25 million (2001 - $38 million). As of December 31, 2002, intercompany payables included in Accounts and Wages Payable totaled approximately $103 million (2001 - $70 million).

     We have the ability to borrow from Ameren and AmerenCIPS through a utility money pool agreement. Ameren Services administers the utility money pool and tracks internal and external funds separately. Internal funds are surplus funds contributed to the utility money pool from participants. The primary source of external funds for the utility money pool at December 31, 2002 was our commercial paper program. Through the utility money pool we can access committed credit facilities at Ameren and AmerenCIPS which totaled $615 million at December 31, 2002. These facilities are in addition to our own $80 million in committed credit facilities. The total amount available to us at any given time from the utility money pool is reduced by the amount of borrowings by our affiliates, but increased to the extent Ameren, AmerenCIPS or Ameren Services have surplus funds and the availability of other external borrowing sources. Surplus funds providing additional liquidity available to us through the utility money pool totaled $628 million at December 31, 2002, of which approximately $500 million was used to acquire CILCORP and Medina Valley in early 2003. The availability of funds is also determined by funding requirement limits established by the PUHCA. We, along with AmerenCIPS and Ameren Services, rely on the utility money pool to coordinate and provide for certain short-term cash and working capital requirements. Borrowers receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the utility money pool. For the year ended December 31, 2002, the average interest rate for the utility money pool was 1.68% (2001 - 3.95%). Based on outstanding commercial paper as of December 31, 2002, we had the ability to borrow up to $445 million through the utility money pool, which was in addition to amounts available through cash balances at Ameren. At December 31, 2002, we had outstanding intercompany payables of $15 million, sourced by internal funds through the utility money pool. At December 31, 2001, we had outstanding intercompany receivables of $84 million through the utility money pool.

     Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will participate in Ameren's utility money pool arrangement. At December 31, 2002, CILCO had committed credit facilities, expiring at various dates during 2003, totaling $60 million.

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

     In addition, we may purchase additional power, again within risk management guidelines, in anticipation of power requirements and future price changes. Certain derivative contracts we enter into on a regular basis as part of our power risk management program do not qualify for hedge accounting or the normal purchase and sale exceptions under SFAS 133. Accordingly, these contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our power risk management program may be settled by either physical delivery or net settled with the counterparty. See also Note 1 - Summary of Significant Accounting Policies for further information.

     As of December 31, 2002, we recorded the fair value of derivative financial instrument assets of $7 million in Other Assets and the fair value of derivative financial instrument liabilities of $1 million in Other Deferred Credits and Liabilities.


Cash Flow Hedges

     We routinely enter into forward purchase and sales contracts for electricity based on forecasted levels of economic generation and customer requirements. The relative balance between customer requirements and economic generation varies throughout the year. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. The mark-to-market value of cash flow hedges will continue to fluctuate with changes in market prices up to contract expiration.

     The pretax net loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was approximately $2 million for the year ended December 31, 2002 (2001 - $10 million pretax net gain).

     As of December 31, 2002, we had hedged a portion of the electricity price exposure for the upcoming twelve-month period. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure was a net gain of approximately $0.6 million ($0.4 million, net of taxes).

     As of December 31, 2002, a gain of approximately $0.5 million ($0.3 million, net of taxes) associated with natural gas swaps was included in OCI. The swaps were a partial hedge of our index priced, baseload gas supply for the period of December 2002 through March 2003. The swaps effectively fix the price on a portion of our gas supply for that time period.

     We also held three call options for coal with two suppliers. These options to purchase coal expire October 2003, July 2004 and July 2005. As of December 31, 2002, a mark-to-market gain of approximately $6 million ($4 million, net of taxes) associated with these options was included in OCI. The final value of the options will be recognized as a reduction in fuel costs as the hedged coal is burned.

Other Derivatives

     We enter into option transactions to manage our positions in sulfur dioxide allowances, coal, heating oil and electricity. Most of these transactions are treated as non-hedge transactions under SFAS 133. The net change in the market value of sulfur dioxide, coal, heating oil and electricity options is recorded as Other Income and Deductions in the income statement. The net change in the market values of sulfur dioxide, coal, heating oil, and electricity options was a gain of $5 million ($3 million net of taxes) for the year ended December 31, 2002 (2001 - $3 million loss or $2 million, net of taxes).


NOTE 5 - Property and Plant, Net

     At December 31, 2002 and 2001, property and plant, net consisted of the following:

--------------------------------------------------------------------------------
                                                                2002      2001
--------------------------------------------------------------------------------
Property and plant, at original cost:
  Electric                                                     $10,294   $ 9,827
  Gas                                                              268       253
  Other                                                             81        37
                                                               -----------------
                                                                10,643    10,117
     Less accumulated depreciation and amortization              4,968     4,802
                                                               -----------------
                                                                 5,675     5,315
Construction work in progress:
  Nuclear fuel in process                                           81        97
  Other                                                            280       298
                                                               -----------------
Property and plant, net                                        $ 6,036   $ 5,710
--------------------------------------------------------------------------------


NOTE 6 - Nuclear Fuel Lease

     We have a lease agreement, expiring on August 31, 2031, that provides for the financing of a portion of our nuclear fuel that is being processed for use or being consumed in our Callaway nuclear plant. The lease agreement has variable interest rates based on short-term commercial paper interest rates. At December 31, 2002, the maximum amount that could be financed under the agreement was $120 million, of which $113 million was utilized. The lessor, Gateway Fuel Company, maintains a $120 million committed credit facility which supports the financing of fuel under the lease. We consider available lease capacity, future purchase commitments and upcoming in-service fuel requirements when determining whether to utilize leased nuclear fuel. We are not required to pay the lessor, an unrelated third party, unless nuclear fuel is removed from the lease, consumed at our nuclear plant or the lease is terminated. Pursuant to the terms of the lease, we assign to the lessor certain contracts for purchase of nuclear fuel. The lessor obtains, through the issuance of commercial paper or from direct loans under a committed revolving credit agreement from commercial banks, the necessary funds to purchase the fuel and make interest payments when due.

     We are obligated to reimburse the lessor for expenditures for nuclear fuel, interest and related costs under the lease. As any leased nuclear fuel is consumed at our Callaway nuclear plant, obligations under this lease become due. No leased nuclear fuel was consumed in 2001. Therefore, no reimbursements for amounts consumed under the lease occurred in 2001. Leased nuclear fuel consumption re-commenced in the fourth quarter of 2002. The corresponding reimbursement will occur in the first quarter of 2003. We reimbursed $13 million during 2000 for amounts consumed under the lease.

     We have capitalized the cost of the leased nuclear fuel incurred by the lessor, plus certain interest costs, and have recorded the related lease obligation. Total interest charges under the lease were $2 million in 2002, $4 million in 2001, and $8 million in 2000. Interest charges for these years were based on average interest rates of approximately 2% for 2002, 5% for 2001 and 7% for 2000. Interest charges of $2 million in 2002, $4 million in 2001, and $6 million in 2000 were capitalized.


NOTE 7 - Preferred Stock

     Outstanding preferred stock is entitled to cumulative dividends and is redeemable, at the option of the issuer, at the prices shown in the following table as of December 31, 2002 and 2001:

-----------------------------------------------------------------------------------------

Preferred stock not subject to
mandatory redemption: (a)
                                                       Redemption price
                  Shares                               (per share)         2002      2001
-----------------------------------------------------------------------------------------
Without par value and stated value of $100 per
share, 25 million shares authorized
$7.64 Series       330,000                             $103.82(b)         $ 33       $ 33
$5.50 Series A      14,000                              110.00               1          1
$4.75 Series        20,000                              102.176              2          2
$4.56 Series       200,000                              102.47              20         20
$4.50 Series       213,595                              110.00(c)           21         21
$4.30 Series        40,000                              105.00               4          4
$4.00 Series       150,000                              105.625             15         15
$3.70 Series        40,000                              104.75               4          4
$3.50 Series       130,000                              110.00              13         13

Without par value and stated value of $25 per
share
$1.735 Series  1,657,500                                   25.00             -         42

-----------------------------------------------------------------------------------------
Total preferred stock not
subject to mandatory redemption                                           $113       $155
-----------------------------------------------------------------------------------------
(a) Generally, for the issuance of additional preferred stock, earnings coverage of at least two and  one-half  times the  annual  dividend  on  preferred  stock outstanding  and to be issued is required  under our Articles of  Incorporation.
The  ability to issue such  securities  in the future will depend on coverage at that time.  At December 31, 2002, we had and expect to continue to have adequate coverage ratios for anticipated requirements.
(b) Beginning February 15, 2003, declining to $100 per share in 2012.
(c) In the event of voluntary liquidation, $105.50.


NOTE 8 - Short-Term Borrowings

     Our short-term borrowings consist of commercial paper and bank loans (maturities generally within 1-45 days) and may also include utility money pool advances. At December 31, 2002, we had $250 million (2001 - $186 million) of commercial paper outstanding and $15 million borrowed under the utility money pool. The weighted average interest rate on short-term borrowings outstanding at December 31, 2002 was 1.4% (2001 - 1.8%).

     At December 31, 2002, Ameren and its subsidiaries had committed credit facilities, expiring at various dates between 2003 and 2005, totaling $695 million, excluding EEI facilities of $45 million and our nuclear fuel lease facilities of $120 million. This amount includes $80 million of our committed credit facilities and $615 million of committed credit facilities at Ameren and AmerenCIPS. We access these facilities through Ameren's utility money pool arrangement. AmerenCIPS and Ameren Services may also borrow under this arrangement. These committed credit facilities are used to support our commercial paper program under which $250 million was outstanding at December 31, 2002. Based on commercial paper outstanding at December 31, 2002, $445 million was unused and available under these committed credit facilities and available to us through the utility money pool.

     Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will participate in Ameren's utility money pool arrangement. At December 31, 2002, CILCO had committed credit facilities, expiring at various dates during 2003, totaling $60 million. See Note 3 - Related Party Transactions for further information about the utility money pool.

     EEI also has two bank credit agreements totaling $45 million that expire in 2003. At December 31, 2002, $27 million was unused and available under these committed credit facilities.

     Certain of our and Ameren's financing arrangements contain provisions which, among other things, limit our ability to encumber or sell assets, merge with other entities or permit to exist restrictions on's credit agreements contain a covenant which requires Ameren, AmerenCIPS and us to maintain a ratio of total indebtedness to total capital of 60% or less. One of our credit agreements contains a similar provision which restricts the ratio to 65% or less. Certain of these arrangements contain material adverse change clauses which could limit our ability to borrow under such facilities or to access borrowing under these facilities through the utility money pool. In addition, Ameren's credit agreements contain indebtedness cross default provisions which could trigger a default under these facilities in the event any subsidiary of Ameren (subject to definition in the underlying credit agreements) other than certain project finance subsidiaries defaults in indebtedness in excess of $50 million. None of our, AmerenCIPS' or Ameren's financing arrangements contains credit rating triggers, with the exception of certain ratings triggers within AmerenCILCO's financing arrangements.

     Most of Ameren's committed credit facilities include provisions related to the funded status of Ameren's pension plan. These provisions either require Ameren to meet minimum ERISA funding requirements or limit the unfunded liability status of the plan. Under the most restrictive of these provisions impacting Ameren facilities totaling $400 million, an event of default will result if the unfunded liability status (as defined in the underlying credit agreements) of Ameren's pension plan exceeds $300 million in the aggregate. Based on the most recent valuation report available to Ameren at December 31, 2002, which was based on January 2002 asset and liability valuations, the unfunded liability status (as defined) was $31 million. While an updated valuation report will not be available until the second half of 2003, Ameren believes that the unfunded liability status of our pension plans (as defined) could exceed $300 million based on the investment performance of the pension plan assets and interest rate changes since January 1, 2002. As a result, Ameren may need to renegotiate the facility provisions, terminate or replace the affected facilities, or fund any unfunded liability shortfall. Should Ameren elect to terminate these facilities, we believe we would otherwise have sufficient liquidity to manage our short-term funding requirements.

     At December 31, 2002, Ameren and its subsidiaries, including us, were in compliance with all such provisions.


NOTE 9 - Long-Term Debt and Capitalization

     The following table summarizes our long-term debt outstanding at December 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                                       2002              2001
--------------------------------------------------------------------------------
First mortgage bonds (a)
--------------------------------------------------------------------------------
       8.33%  Series paid in 2002                       $  -              $ 75
       8 3/4% Series paid in 2002                          -               125
       7.65%  Series due 2003                            100               100
       6 7/8% Series due 2004                            188               188
       7 3/8% Series due 2004                             85                85
       6 3/4% Series due 2008                            148               148
       5.25% Series due 2012                             173                 -
       8 1/4% Series due 2022                            104               104
       8%       Series due 2022                           85                85
       7.15%  Series due 2023                             75                75
       7%       Series due 2024                          100               100
       5.45%  Series due 2028 (b)                         44                44
--------------------------------------------------------------------------------
                                                       1,102             1,129
--------------------------------------------------------------------------------
Environmental improvement bonds (c)
--------------------------------------------------------------------------------
      1991 Series due 2020                                43                43
      1992 Series due 2022                                47                47
      1998 Series A due 2033                              60                60
      1998 Series B due 2033                              50                50

      1998 Series C due 2033                              50                50
      2000 Series A due 2035                              64                64
      2000 Series B due 2035                              63                63
      2000 Series C due 2035                              60                60

--------------------------------------------------------------------------------
                                                         437               437
--------------------------------------------------------------------------------
Subordinated deferrable interest debentures
--------------------------------------------------------------------------------
      7.69% Series A due 2036 (d)                         66                66
--------------------------------------------------------------------------------
Capital lease obligations
--------------------------------------------------------------------------------
  Nuclear fuel lease                                     113                63
  City of Bowling Green Lease                            103                 -
--------------------------------------------------------------------------------
                                                         216                63
--------------------------------------------------------------------------------
Unamortized discount and premium on debt                  (4)               (4)
--------------------------------------------------------------------------------
Maturities due within one year                          (130)              (92)
--------------------------------------------------------------------------------
Total long-term debt                                  $1,687            $1,599
--------------------------------------------------------------------------------
(a) At December 31, 2002, a majority of property and plant was mortgaged under, and subject to lien of, the indenture pursuant to which the bonds were issued. Our first mortgage bond indenture contains provisions that restrict the issuance of additional bonds. These provisions restrict future first mortgage bond issuance to 60% of unused net bondable property and previously retired bonds. In addition, net earnings must be at least twice that of first mortgage bond interest to be able to issue bonds under the indenture. At December 31, 2002, we were in compliance with all such provisions.
(b)  Environmental Improvement Series backed by first mortgage bonds.
(c) Interest rates, and the periods during which such rates apply, vary depending on our selection of certain defined rate modes. The average interest rates for the year 2002 were as follows: `
                  1991 Series               1.64%
                  1992 Series               1.60%
                  1998 Series A             1.53%
                  1998 Series B             1.53%
                  1998 Series C             1.53%
                  2000 Series A             1.56%
                  2000 Series B             1.52%
                  2000 Series C             1.56%
(d) During the terms of the debentures, we may, under certain circumstances, defer the payment of interest for up to five years. Upon election to defer interest payments, dividend payments to Ameren are prohibited.

The following table summarizes the maturities of long-term debt at December 31, 2002:

--------------------------------
2003                        $130
2004                         306
2005                          36
2006                          27
2007                           4
Thereafter                 1,318
---------------------------------
   Total                  $1,821
---------------------------------

     In July 2002, Ameren entered into new committed credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs. We may access these new credit facilities through the utility money pool. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced our former $300 million revolving credit facility.

     In August 2002, a shelf registration statement filed by us with the SEC on Form S-3 was declared effective. This statement authorized the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs.

     In August 2002, we issued, pursuant to the shelf registration statement, $173 million of 5.25% Senior Secured Notes due September 1, 2012. Interest is payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2003. Net proceeds were $172 million, after debt discount and fees. These senior secured notes are secured by a related series of our first mortgage bonds until the release date as described in the senior secured note indenture. Proceeds were used to redeem, in September 2002, our $125 million principal amount 8.75% first mortgage bonds due December 1, 2021 at a 4.38% premium and our $42 million $1.735 series preferred stock at par.

     In December 2002, upon receipt of all the necessary federal and state regulatory approvals, we, pursuant to Missouri economic development statutes, conveyed most of our Peno Creek combustion turbine generating facility to the City of Bowling Green, Missouri in exchange for the issuance by the City of a taxable industrial development revenue bond in the amount of $103.4 million. Concurrently, the City leased back the facility to us for a term of 20 years. The lease term is the same as the final maturity of the bond we purchased. Although the lease is a capital lease, no capital was raised in the transaction. We are responsible for making rental payments under the lease in an amount sufficient to pay the debt service of the bond. The City's ownership of the facility during the term of the bond and the lease is expected to result in property tax savings to us. Under the terms of the lease, we retain all operation and maintenance responsibilities of the facility and ownership of the facility is returned to us at the expiration of the lease.

     We expect to fund maturities of long-term debt and contractual obligations through a combination of cash flow from operations and external financing.

     At December 31, 2002, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. We do not expect to engage in any significant off-balance sheet financing arrangements in the near future.

     Amortization of debt issuance costs and any premium or discounts for the year ended December 31, 2002 of $4 million (2001 - $3 million; 2000 - $3 million) were included in interest expense in the income statement.


NOTE 10 - Voluntary Retirement and Other Restructuring Charges

     Voluntary retirement and other restructuring charges were $65 million in 2002 or $41 million, net of taxes.

     In December 2002, approximately 550 Ameren employees, which includes approximately 230 of our employees and additional employees providing support functions to us through Ameren Services, accepted a voluntary retirement program that was offered to approximately 1,000 of Ameren's 7,400 employees. Eligible employees had to be age 50 or over, regular, full-time employees and have at least 10 years of service with Ameren. While we expect to realize significant long-term savings as a result of this program, we incurred a charge of $51 million ($32 million, net of taxes) in December 2002 related to the voluntary retirement program. These costs consisted primarily of special termination benefits associated with Ameren's pension and post-retirement benefit plans.

     In December 2002, we also retired 343 megawatts of rate-regulated capacity at our Venice, Illinois plant. This capacity reduction and related severance resulted in a charge of $14 million ($9 million, net of taxes) in December 2002.

NOTE 11 - Miscellaneous, Net

     Miscellaneous, net for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

--------------------------------------------------------------------------------
                                                      2002    2001     2000
--------------------------------------------------------------------------------
Miscellaneous income:
   Interest and dividend income                       $  2    $  8    $ 17
   Equity in earnings of subsidiaries                   14       4       4
   Gain on disposition of property                       3       2       1
   Contribution in aid of construction                   -       3       -
   Other                                                 7      14       4
--------------------------------------------------------------------------------
Total miscellaneous income                            $ 26    $ 31    $ 26
--------------------------------------------------------------------------------
Miscellaneous expense:
   Plant acquisition amortization                     $ (2)   $ (2)   $ (2)
   Donations, including 2002 rate settlement           (26)     (1)     (6)
   Other                                                (7)     (5)     (4)
--------------------------------------------------------------------------------
Total miscellaneous expense                           $(35)   $ (8)   $(12)
--------------------------------------------------------------------------------

NOTE 12 - Income Taxes

     Total income tax expense for 2002 resulted in an effective tax rate of 36% on earnings before income taxes (38% in 2001 and 39% in 2000).

     Principal reasons such rates differ from the statutory federal rate for the years ended December 31, 2002, 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
                                                      2002        2001     2000
--------------------------------------------------------------------------------
Statutory federal income tax rate:                     35%         35%      35%
Increases (decreases) from:
  Depreciation differences                              2           2        2
  State tax                                             3           3        3
  Other                                                (4)         (2)      (1)
--------------------------------------------------------------------------------
Effective income tax rate                              36%         38%      39%
--------------------------------------------------------------------------------

     Components of income tax expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
                                                      2002        2001     2000
--------------------------------------------------------------------------------
Taxes currently payable (principally federal):
Included in operating expenses                        $174        $219    $231
Included in other income                                (3)          2      (3)
--------------------------------------------------------------------------------
                                                       171         221     228
Deferred taxes (principally federal):
Included in operating expenses:
     Depreciation differences                           35           5       5
     Other                                              (7)          6      (4)
Included in other income                                 -           4       -
--------------------------------------------------------------------------------
                                                        28          15       1
Deferred investment tax credits, amortization:
Included in operating expenses                          (6)         (6)     (5)
--------------------------------------------------------------------------------
Total income tax expense                              $193        $230     $224
--------------------------------------------------------------------------------

     In accordance with SFAS No. 109, "Accounting for Income Taxes," a regulatory asset, representing the probable recovery from customers of future income taxes, which is expected to occur when temporary differences reverse, was recorded along with a corresponding deferred tax liability. Also, a regulatory liability, recognizing the lower expected revenue resulting from reduced income taxes associated with amortizing accumulated deferred investment tax credits, was recorded. Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.

     We adjust our deferred tax liabilities for changes enacted in tax laws or rates. Recognizing that regulators will probably reduce future revenues for deferred tax liabilities initially recorded at rates in excess of the current statutory rate, reductions in the deferred tax liability were credited to the regulatory liability.

     Temporary differences gave rise to the following deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                                          2002        2001
--------------------------------------------------------------------------------
Accumulated deferred income taxes:
  Depreciation                                          $  887      $  840
  Regulatory assets, net                                   424         482
  Capitalized taxes and expenses                           147         105
  Deferred benefit costs                                   (75)        (66)
  Accumulated other comprehensive income                   (37)          -
--------------------------------------------------------------------------------
Total net accumulated deferred income tax liabilities   $1,346      $1,361
--------------------------------------------------------------------------------

NOTE 13 - Retirement Benefits

Pension

     Ameren has defined benefit retirement plans covering substantially all of our employees. Benefits are based on the employees' years of service and compensation. Ameren's plans are funded in compliance with income tax regulations and federal funding requirements. AmerenUE, along with other subsidiaries of Ameren, is a participant in Ameren's plans and is responsible for its proportional share of the costs. Our share of the pension costs for 2002 was $12 million (2001 - $3 million; 2000 - $2 million) of which approximately 16% (2001 - 16%; 2000 - 20%) was charged to construction accounts.

     Ameren made cash contributions totaling $31 million to Ameren's defined benefit retirement plan during 2002. Our share of the cash contribution was approximately $23 million, which includes our portion related to Ameren Services. At December 31, 2002, Ameren recorded a minimum pension liability of $102 million, net of taxes, which resulted in a charge to OCI and a reduction to stockholders' equity. Our share of the minimum pension liability was approximately $62 million, net of taxes. Based on the performance of plan assets through December 31, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 to fund annually $150 million to $175 million in 2005, 2006 and 2007 in order to maintain minimum funding levels. In addition, Ameren estimates the pension funding for CILCORP to be less than $1 million in 2003 and approximately $5 million in 2004. We expect our share of the annual funding in 2005, 2006 and 2007 to be between $110 million to $128 million, which includes our share related to employees of Ameren Services. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in government regulations. At December 31, 2002, Ameren's Net Benefit Obligation was $1,587 million and its Fair Value of Plan Assets was $1,059 million.

     Ameren's assumptions for actuarial present value of projected benefit obligations during 2002, 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
                                      2002            2001             2000
--------------------------------------------------------------------------------
Discount rate at measurement date     6.75%           7.25%            7.50%
Expected return on plan assets        8.50%           8.50%            8.50%
Increase in future compensation       3.75%           4.25%            4.50%
--------------------------------------------------------------------------------

Post-retirement

     Ameren's funding policy for post-retirement benefits is to annually fund the Voluntary Employee Beneficiary Association trusts (VEBA) with the lesser of the net periodic cost or the amount deductible for federal income tax purposes. We, along with other subsidiaries of Ameren, are a participant in the VEBA, which covers substantially all of our employees, and are responsible for our proportional share of the costs. Our share of the postretirement benefit costs for 2002 was $57 million (2001 - $51 million; 2000 - $46 million) of which approximately 16% (2001 - 18%; 2000 - 17%) were charged to construction accounts. The MoPSC and the ICC allow the recovery of postretirement benefit costs in rates to the extent that such costs are funded.

     Ameren's assumptions for the post-retirement benefit plan obligation measurements for the years ended December 31, 2002, 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
                                           2002            2001            2000
--------------------------------------------------------------------------------
Discount rate at measurement date          6.75%           7.25%           7.50%
Expected return on plan assets             8.50%           8.50%           8.50%
Medical cost trend rate (initial)         10.00%           5.25%           5.00%
Medical cost trend rate (ultimate)         5.25%           5.25%           5.00%
--------------------------------------------------------------------------------

NOTE 14 - Commitments and Contingencies

     As a result of issues generated in the course of daily business, we are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report and in the Notes to our Financial Statements, will not have an adverse material effect on our financial position, results of operations or liquidity.

Capital Expenditures

     We estimate our capital expenditures over the next five years will be approximately $2.0 billion to $2.5 billion, including allowance for funds used during construction and capitalized interest. This estimate includes capital expenditures for the construction and acquisition from an affiliate of combustion turbine generating facilities and the replacement of steam generators at our Callaway nuclear plant. In addition, this estimate includes capital expenditures for transmission, distribution and other generation related activities, as well as for compliance with new NOx (nitrogen oxide) control regulations, as discussed later in this Note. Commitments of $2.25 billion to $2.75 billion were agreed upon in relation to our recent Missouri electric rate case settlement and to meet future rate-regulated generating capacity needs from January 1, 2002 through June 30, 2006.

     Our capital program is subject to periodic review and revision, and actual capital costs may vary from the above estimate because of numerous factors. These factors include changes in business conditions, acquisition of additional generating assets, revised load growth estimates, changes in environmental regulations, changes in our existing nuclear plant to meet new regulatory requirements, increasing costs of labor, equipment and materials, and cost of capital.

     Subject to the receipt of required regulatory agency approvals, we intend to purchase at net book value approximately 550 megawatts (approximately $260 million) of generating capacity from our non rate-regulated affiliate, Generating Company, to comply with our recent Missouri electric rate case settlement and to meet future rate-regulated generating capacity needs. In addition, we intend to replace our retired 343 megawatts of rate-regulated capacity at our Venice, Illinois plant (see Note 10 - Voluntary Retirement and Other Restructuring Charges for further information) with the addition of 117 megawatts of capacity by 2005 and at least 330 megawatts of capacity by 2006 at Venice. Total costs expected to be incurred for these units approximate $175 million of which approximately $100 million was committed as of December 31, 2002.

Fuel Purchase Commitments

     To supply a portion of the fuel requirements of our generating plants, we have entered into various long-term commitments for the procurement of fossil and nuclear fuel. In addition, we have entered into various long-term commitments for the purchase of electricity. Total estimated fuel purchase commitments at December 31, 2002 were as follows:

--------------------------------------------------------------------------------
                        Coal           Gas        Nuclear    Electric Capacity
--------------------------------------------------------------------------------
         2003           $332           $30             $9                  $22
         2004            288            20              1                   22
         2005            151            19              9                   22
         2006             66             7              9                   22
         2007             24             1              1                   22
   Thereafter             70             -             20                   22
--------------------------------------------------------------------------------
       Total            $931           $77            $49                 $132
--------------------------------------------------------------------------------

Nuclear Plant Insurance Coverage

     Our insurance coverage at our Callaway nuclear plant at December 31, 2002 was as follows:
--------------------------------------------------------------------------------
                                                                   Maximum
                                                                 Assessments
Type and Source of Coverage                          Maximum     For Single
                                                    Coverages    Incidents
--------------------------------------------------------------------------------
Public Liability:
     American Nuclear Insurers                       $  200      $    -
     Pool Participation                               9,250          88(a)
--------------------------------------------------------------------------------
                                                     $9,450(b)   $   88
--------------------------------------------------------------------------------
Nuclear Worker Liability:
     American Nuclear Insurers                       $  300(c)   $    4
--------------------------------------------------------------------------------
Property Damage:
     Nuclear Electric Insurance Ltd.                 $2,750(d)   $   21
--------------------------------------------------------------------------------
Replacement Power:
     Nuclear Electric Insurance Ltd.                 $  490(e)   $    7
--------------------------------------------------------------------------------
(a) Retrospective premium under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended (Price-Anderson). This is subject to retrospective assessment with respect to loss from an incident at any U.S. reactor, payable at $10 million per year. Price-Anderson expired in August 2002 and renewal legislation is pending before Congress. Until Price-Anderson is extended, its provisions continue to apply to existing nuclear plants.
(b)  Limit of liability for each incident under Price-Anderson.
(c) Industry limit for potential liability from workers claiming exposure to the hazard of nuclear radiation.
(d)  Includes premature decommissioning costs.
(e) Weekly indemnity of $3.5 million for 52 weeks which commences after the first 8 weeks of an outage, plus $2.8 million per week for 110 weeks thereafter.
--------------------------------------------------------------------------------

     Price-Anderson limits the liability for claims from an incident involving any licensed U.S. nuclear facility. The limit is based on the number of licensed reactors and is adjusted at least every five years based on the Consumer Price Index. Utilities owning a nuclear reactor cover this exposure through a combination of private insurance and mandatory participation in a financial protection pool, as established by Price-Anderson.

     If losses from a nuclear incident at Callaway exceed the limits of, or are not subject to, insurance, or if coverage is not available, we will self-insure the risk. Although we have no reason to anticipate a serious nuclear incident, if one did occur, it could have a material, but indeterminable, adverse effect on our financial position, results of operations or liquidity.

Leases

     The following table summarizes our lease obligations at December 31, 2002:

--------------------------------------------------------------------------------
                                      Total   Less than  1 - 3   4 - 5  After 5
                                               1 year    years   years   years
--------------------------------------------------------------------------------
Capital leases (a)                  $  216    $ 31       $ 70    $ 30   $  85
Operating leases (b)                   130      10         19      18      83
--------------------------------------------------------------------------------
Total lease obligations             $  346    $ 41       $ 89    $ 48   $ 168
--------------------------------------------------------------------------------
(a) See Note 6 - Nuclear Fuel Lease and Note 9 - Long-Term Debt and Capitalization for further discussion.
(b) Amounts related to certain real estate leases and railroad licenses have indefinite payment periods. The amounts for these items are included in the less than 1 year, 1-3 years and 4-5 years. Amounts for after 5 years are not included in the total amount due to the indefinite periods. The estimated obligation for after 5 years is $1 million annually for both the real estate leases and the railroad licenses.

     We lease various facilities, office equipment, plant equipment and railcars under operating leases. We also have capital leases relating to nuclear fuel and combustion turbine generators As of December 31, 2002, rental expense, included in other operations expenses, totaled approximately $24 million (2001 - $19 million; 2000 - $23 million). See Note 6 - Nuclear Fuel Lease and Note 9 - Long-Term Debt and Capitalization for further information.

Environmental Matters

     We are subject to various environmental regulations by federal, state, and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric generating, transmission, and distribution facilities, our activities involve compliance with diverse laws and regulations that address emissions and impacts to air and water, special, protected, and cultural resources (such as wetlands, endangered species, and archeological/historical resources), chemical and waste handling, and noise impacts. Our activities require complex and often lengthy processes to obtain approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operations, as required. The more significant matters are discussed below.

Clean Air Act

     The Clean Air Act affects both existing generating facilities and new projects. The Clean Air Act and many state laws require significant reductions in SO2 (sulfur dioxide) and NOx emissions that result from burning fossil fuels. The Clean Air Act also contains other provisions that could materially affect some of our projects. Various provisions require permits, inspections, or installation of additional pollution control technology or may require the purchase of emission allowances. Certain of these provisions are described in more detail below.

     The Clean Air Act creates a marketable commodity called an SO2 "allowance." All generating facilities over 25 megawatts that emit SO2 must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO2. All existing facilities have been allocated allowances based on a facility's past production and the statutory emission reduction goals. If additional allowances are needed for new generating facilities, they can be purchased from facilities having excess allowances or from SO2 allowance banks. Our generating facilities comply with the SO2 allowance caps through the purchase of allowances or use of low sulfur fuels. The additional costs of obtaining allowances needed for future generation projects should not materially affect our ability to build, acquire, and operate them.

     The U.S. Environmental Protection Agency (EPA) issued a rule in October 1988 requiring 22 Eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the Eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004.

     In February 2002, the EPA proposed similar rules for Missouri, where the majority of our facilities are located. Assuming the Missouri rules are ultimately finalized, we estimate approximately $170 million to comply with these rules for NOx control on our generating system by 2006. This estimate includes the assumption that the regulations will require the installation of Selective Catalytic Reduction technology on some of our units, as well as additional controls.

     Under the Missouri regulatory program, we have applied for Early Reduction NOx credits which would allow us to manage compliance strategies by either purchasing NOx control equipment or utilizing credits. We are eligible for such credits due to the current low NOx emission rates achieved on some of our boilers due to past NOx control efforts.

     On December 31, 2002, the EPA published in the Federal Register revisions to the New Source Review (NSR) programs under the Clean Air Act, including changes to the routine maintenance, repair and replacement exclusions. Various Northeastern states have filed a petition with the United States District Court for the District of Columbia challenging the legality of the revisions to the NSR programs. It is likely that various industries and environmental groups will seek to intervene in that challenge. At this time, we are unable to predict the impact of this challenge on our future financial position, results of operation or liquidity.

National Ambient Air Quality Standards

     In July 1997, the EPA issued regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. The standards were challenged by industry and some states, and arguments were eventually heard by the U.S. Supreme Court. In February 2001, the Supreme Court upheld the standards in large part, but remanded a number of significant implementation issues back to the EPA for resolution. The EPA is currently working on a new rulemaking to address the issues raised by the Supreme Court. New ambient standards may require significant additional reductions in SO2 and NOx emissions from our power plants by 2008. At this time, we are unable to predict the ultimate impact of these revised air quality standards on our future financial condition, results of operations or liquidity.

Mercury and Regional Haze Regulations

     In December 1999, the EPA issued a decision to regulate mercury emissions from coal-fired power plants by 2008. The EPA is scheduled to propose regulations by 2004. These regulations have the potential to add significant capital and/or operating costs to our generating systems after 2005. The EPA is scheduled to issue Best Available Retrofit Technology (BART) guidelines to address visibility impairment (so called "Regional Haze") across the United States from sources of air pollution, including coal-fired power plants. The guidelines are to be used by states to mandate pollution control measures for SO2 and NOx emissions. These rules could also add significant pollution control costs to our generating systems between 2008 and 2012.

Multi-Pollutant Legislation

     The United States Congress has been working on legislation to consolidate the numerous air pollution regulations facing the utility industry. This "multi-pollutant" legislation is expected to be deliberated in Congress in 2003. While the cost to comply with such legislation, if enacted, could be significant, it is anticipated that the costs would be less than the combined impact of the new National Ambient Air Quality Standards, mercury and Regional Haze regulations, discussed above. Pollution control costs under such legislation are expected to be incurred in phases from 2007 through 2015. At this time, we are unable to predict the ultimate impact of the above expected regulations and this legislation on our future financial condition, results of operations, or liquidity; however, the impact could be material.

     Future initiatives regarding greenhouse gas emissions and global warming continue to be the subject of much debate. The related Kyoto Protocol was signed by the United States but has since been rejected by the President, who instead has asked for an 18% decrease in carbon intensity on a voluntary basis. Future initiatives on this issue and the ultimate effects of the Kyoto Protocol and the President's initiatives on us are unknown. As a result of our diverse fuel portfolio, our contribution to greenhouse gases varies. Coal-fired power plants, however, are significant sources of carbon dioxide emissions, a principal greenhouse gas. Therefore, our compliance costs with any mandated federal greenhouse gas reductions in the future could be material.

Clean Water Act

     In April 2002, the EPA proposed rules under the Clean Water Act that require that cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts. These rules pertain to existing generating facilities that currently employ a cooling water intake structure whose flow exceeds 50 million gallons per day. A final action on the proposed rules is expected by August 2003. The proposed rule may require us to install additional intake screens or other protective measures, as well as extensive site specific study and monitoring requirements. There is also the possibility that the proposed rules may lead to the installation of cooling towers on some of our facilities. Our compliance costs associated with the final rules are unknown, but could be material.

Remediation

     We are involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site. We have been identified by the federal or state governments as a potentially responsible party (PRP) at several contaminated sites.

     We own or are otherwise  responsible for one former  manufactured gas plant
(MGP) site in Illinois, 10 sites in Missouri and one site in Iowa. The ICC permits the recovery of remediation and litigation costs associated with our former MGP site located in Illinois from our Illinois electric and natural gas utility customers through environmental adjustment clause rate riders. To be recoverable, such costs must be prudently and properly incurred and are subject to annual reconciliation review by the ICC. Unlike Illinois, we do not have in effect in Missouri a rate rider mechanism which permits remediation costs associated with MGP sites to be recovered from utility customers, and we do not have any retail utility operations in Iowa. Because of the unknown and unique characteristics of each site (such as amount and type of residues present, physical characteristics of the site and the environmental risk), and uncertain regulatory requirements, we are not able to determine the maximum liability for the remediation of these sites. However, we have estimated that the liability is at a minimum $13 million. Therefore, in accordance with generally accepted accounting principles, we have recorded a liability of $13 million. At this time, we are unable to determine what portion of these costs, if any, will be eligible for recovery from insurance carriers.

     In June 2000, the EPA notified us and numerous other companies that former landfills and lagoons in Sauget, Illinois, may contain soil and groundwater contamination. These sites are known as Sauget Area 1 and Sauget Area 2. From approximately 1926 until 1976, we operated a power generating facility adjacent to Sauget Area 2 and currently own and operate electric transmission and distribution facilities in or near Sauget Areas 1 and 2.

     In September 2000, the United States Department of Justice was granted leave by the United States District Court - Southern District of Illinois to add numerous additional parties, including us, to a preexisting lawsuit between the government and others. The government seeks recovery of response costs under the Comprehensive Environmental Response Compensation Liability Act of 1980 (CERCLA or Superfund), incurred in connection with the remediation of Sauget Area 1. We believe the final resolution of this lawsuit and the remediation of Sauget Area 1 will not have a material adverse effect on our financial position, results of operations or liquidity.

     In September 2001, the EPA proposed in the Federal Register that Sauget Area 1 and Sauget Area 2 be listed on the National Priorities List (NPL). The inclusion of a site on the NPL allows the EPA to access Superfund trust monies to fund site remediations. With respect to Sauget Area 2, we have joined with other PRPs to evaluate the extent of potential contamination. We are unable to predict the ultimate impact of the Sauget Area 2 site on our financial position, results of operations or liquidity.

     In October  2002,  we were  included in a Unilateral  Administrative  Order
(UAO) list of potentially liable parties for groundwater contamination for a portion of the Sauget Area 2 site. The UAO encompasses the groundwater contamination releasing to the Mississippi River adjacent to a chemical company's former chemical waste landfill and the resulting impact area in the Mississippi River. We are being asked to participate in response activities that involve the installation of a barrier wall with three recovery wells. The projected cost for this remedy method is $26 million. In November 2002, we sent a letter to the EPA asserting our defenses to the UAO and requested our removal from the list of potentially responsible parties under the UAO.

     In addition, our operations, or that of our predecessor companies, involve the use, disposal and, in appropriate circumstances, the cleanup of substances regulated under environmental protection laws. We are unable to determine the impact these actions may have on our financial position, results of operations or liquidity.

Labor Agreements

     Certain employees of AmerenUE are represented by the International Brotherhood of Electrical Workers (IBEW) and the International Union of Operating Engineers (IUOE). These employees comprise approximately 75% of our workforce. Labor agreements covering 10% of employees extend through 2006. Labor agreements covering the remaining employees represented by IBEW and IUOE expire by June 2003. We cannot predict what issues may be raised by the collective bargaining units and, if raised, whether negotiations concerning such issues will be successfully concluded.

Asbestos-Related Litigation

     We, along with Ameren and AmerenCIPS, have been named, along with numerous other parties, in a number of lawsuits which have been filed by certain plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The number of total defendants named in each case is significant with as many as 110 parties named in a case to as few as six. However, the average number of parties is 54 in the cases that are currently pending.

     The claims filed against the Ameren companies allege injury from asbestos exposure during the plaintiffs' activities at the Ameren companies' electric generating plants (in the case of AmerenCIPS, its former plants are now owned by Generating Company). In each lawsuit, the plaintiff seeks unspecified damages in excess of $50,000, which typically would be shared among the named defendants. A total of 121 such lawsuits have been filed against the Ameren companies of which 45 are pending, 14 have been settled and 62 have been dismissed.

Regulation

     Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, we are unable to predict the impact of these changes on our future financial condition, results of operations or liquidity. See Note 2 - Rate and Regulatory Matters for further information.


NOTE 15 - Callaway Nuclear Plant

     Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill, or 1/10 of one cent, per nuclear-generated kilowatthour sold for future disposal of spent fuel. Pursuant to this Act, we collect one mill from our customers for each kilowatthour of electricity that we generate from Callaway. Electric utility rates charged to customers provide for recovery of such costs. The DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. We have sufficient storage capacity at Callaway until 2020 and have the capability for additional storage capacity through the licensed life of the plant. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of Callaway through its currently licensed life.

     Electric utility rates charged to customers provide for recovery of Callaway decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway site is assumed to be decommissioned based on immediate dismantlement method and removal from service. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $515 million in current year dollars and are expected to escalate approximately 4% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to depreciation expense over Callaway's service life and amounted to approximately $7 million in each of the years 2002, 2001 and 2000. Every three years, the MoPSC and ICC require us to file updated cost studies for decommissioning Callaway, and electric rates may be adjusted at such times to reflect changed estimates. The latest studies were filed in 2002. Costs collected from customers are deposited in an external trust fund to provide for Callaway's decommissioning. Fund earnings are expected to average approximately 9.5% annually through the date of decommissioning. If the assumed return on trust assets is not earned, we believe it is probable that any such earnings deficiency will be recovered in rates. Trust fund earnings, net of expenses, appear on the balance sheet as increases in the nuclear decommissioning trust fund and in the accumulated provision for nuclear decommissioning.

     The FASB issued SFAS 143 (see Note 1 - Summary of Significant Accounting Policies for further information), which will result in a change to our recognition, measurement, and classification of nuclear decommissioning costs.

NOTE 16 - Fair Value of Financial Instruments

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

Long-Term Debt

     The fair value is estimated based on the quoted market prices for same or similar issues or on the current rates offered to AmerenUE for debt of comparable maturities.

Derivative Financial Instruments

     Market prices used to determine fair value are based on management's estimates, which take into consideration factors like closing exchange prices, over-the-counter prices, and time value of money and volatility factors. All derivative financial instruments are carried at fair value on the balance sheet.

     Carrying amounts and estimated fair values of our financial instruments at December 31, 2002 and 2001 were as follows:

                                                     2002              2001
--------------------------------------------------------------------------------
                                              Carrying  Fair    Carrying   Fair
                                               Amount   Value    Amount   Value
--------------------------------------------------------------------------------
Long-term debt (including current portion)    $1,817    $1,878  $1,691    $1,727
Preferred stock                                  113        98     155       138
--------------------------------------------------------------------------------

     We have investments in debt and equity securities that are held in trust funds for the purpose of funding the nuclear decommissioning of our Callaway site. See Note 15 - Callaway Nuclear Plant for further information. We have classified these investments in debt and equity securities as available for sale and have recorded all such investments at their fair market value at December 31, 2002 and 2001. Investments by the nuclear decommissioning trust funds are allocated 60% to 65% to equity securities with the balance invested in fixed income securities. Fixed income investments are limited to U.S. government or agency securities, municipal bonds or investment-grade corporate securities. The proceeds from the sale of investments were $141 million in 2002 (2001 - $230 million; 2000 - $61 million). Using the specific identification method to determine cost, the gross realized gains on those sales were approximately $35 million for 2002 (2001 - $4 million; 2000 - $1 million). Net realized and unrealized gains and losses are reflected in the accumulated provision for nuclear decommissioning on the balance sheet, which is consistent with the method we use to account for the decommissioning costs recovered in rates. Gains or losses on assets in the trusts could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in electric rates paid by customers.

     Costs and fair values of investments in debt and equity securities in the nuclear decommissioning trust fund at December 31, 2002 and 2001 were as follows:

--------------------------------------------------------------------------------
2002                               Gross Unrealized  Gross Unrealized
Security Type             Cost          Gain             (Loss)      Fair Value
--------------------------------------------------------------------------------
Debt securities           $ 57         $  4             $  -           $  61
Equity securities           89           17                -             106
Cash equivalents             5                             -               5
--------------------------------------------------------------------------------
                          $ 151        $ 21             $  -           $ 172
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
2001                               Gross Unrealized  Gross Unrealized
Security Type             Cost          Gain            (Loss)       Fair Value
--------------------------------------------------------------------------------
Debt securities           $ 57         $  2             $  -           $  59
Equity securities           78           44                -             122
Cash equivalents             6            -                -               6
--------------------------------------------------------------------------------
                          $141         $ 46             $  -           $ 187
--------------------------------------------------------------------------------

     The contractual maturities of investments in debt securities at December 31, 2002, were as follows:
--------------------------------------------------------------------------------
                                              Cost                   Fair Value
--------------------------------------------------------------------------------
Less than 5 years                              $22                      $23
5 years to 10 years                             20                       21
Due after 10 years                              15                       17
--------------------------------------------------------------------------------
                                               $57                      $61
--------------------------------------------------------------------------------

NOTE 17 - Subsequent Events

CILCORP Acquisition

     On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of AES Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company and was renamed as AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements will be included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates.

     Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase includes CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to Ameren's service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with cash on hand. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of 6.325 million common shares.

Debt Financing

     In August 2002, a shelf registration statement filed by us with the SEC on Form S-3 was declared effective. This statement authorized the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs. On March 10, 2003, we issued, pursuant to the shelf registration referred to above, $184 million of 5.50% Senior Secured Notes due March 15, 2034. We expect to use the net proceeds of the issuance of approximately $180 million, along with other funds to redeem prior to maturity $104 million principal amount of outstanding 8.25% first mortgage bonds due October 15, 2022, at a redemption price of 103.61% of par, plus accrued interest, and to repay short-term debt incurred to pay at maturity $75 million principal amount of 8.33% first mortgage bonds that were due in December 2002. We may sell all, or a portion of, the remaining registered securities under the shelf registration statement if warranted by market conditions and our capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder. At March 10, 2003, the amount remaining on the shelf registration statement was $393 million.

SELECTED QUARTERLY INFORMATION  (Unaudited)

--------------------------------------------------------------------------------
                                                                    Net Income
                                                                    Available to
Quarter Ended            Operating       Operating       Net         Common
                         Revenues (a)     Income        Income      Shareholder
--------------------------------------------------------------------------------
March 31, 2002            $ 584           $ 72           $ 51           $ 49
March 31, 2001              610             63             38             36
June 30, 2002               672            136            107            105
June 30, 2001               703            106             82             80
September 30, 2002          853            231            206            204
September 30, 2001          920            221            204            201
December 31, 2002 (b)       541              9            (20)           (22)
December 31, 2001           553             67             50             48
--------------------------------------------------------------------------------
(a) Revenues were netted with costs upon adoption of EITF 02-3 and the rescission of EITF 98-10. See Note 1 - Summary of Significant Accounting Policies for further information. The amount netted for each quarter is as follows: 2002 - $150 in first quarter, $78 in second quarter, $117 in third quarter, and $113 in fourth quarter (2001 - $56 in first quarter, $80 in second quarter, $134 in third quarter, and $122 in fourth quarter).
(b) Amounts include Voluntary Retirement and Other Restructuring Charges of $65 million ($41 million, net of taxes). See Note 10 - Voluntary Retirement and Other Restructuring Charges for further information.

Other  impacts to  quarterly  earnings are due to the effect of weather on sales
and  other   factors,   including  the  2002  Missouri  rate  order,   that  are
characteristic of public utility operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning directors required to be reported by this item is included under Item (1): Election of Directors in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

     Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

     Information required to be reported by this item is included under Executive Compensation in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required to be reported by this item is included under Security Ownership in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

     We do not have any equity compensation plans under which our equity securities are authorized for issuance.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information  required to be  reported  by this item is included  under Item
(1): Election of Directors in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to AmerenUE, which is required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) Financial Statements:

     (1) Financial Statements of Union Electric Company which are required to be filed by Item 8 of this report.

                                                                    Pages Herein
                                                                    ------------

          Report of Independent Accountants................................ 31
          Balance Sheet - December 31, 2002 and 2001....................... 32
          Statement of Income - Years Ended December 31, 2002, 2001, and
             2000.......................................................... 33
          Statement of Cash Flows - Years Ended December 31, 2002, 2001,
             and 2000...................................................... 34
          Statement of Common Stockholder's Equity
          - Years Ended December 31, 2002, 2001, 2000...................... 35
          Notes to Financial Statements.................................... 36


     (2) Financial Statement Schedule

               The following schedule, for the years ended December 31, 2002, 2001 and 2000, should be read in conjunction with the aforementioned financial state- ments (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).

                                                                    Pages Herein
                                                                    ------------
          Report of Independent Accountants on Financial
           Statement Schedule.............................................. 31
          Valuation and Qualifying Accounts (Schedule II).................. 66

     (3) Exhibits filed with this report are listed on the Exhibit Index:

     (B) Reports on Form 8-K.

             We filed no reports on Form 8-K during
             the fourth quarter of 2002.


     (C)Exhibits.

         Exhibit No.                           Description
         -----------                           -----------

      3.1(i) Restated Articles of Incorporation of Union Electric Company d/b/a AmerenUE (AmerenUE), as filed with the Secretary of State of the State of Missouri (1993 Form 10-K, Exhibit 3(i)).

      3.2(ii) By-Laws of AmerenUE as amended to August 23, 2001 (September 30, 2001 Form 10-Q, Exhibit 3(ii)).

      4.2 Order of the Securities and Exchange Commission dated October 16, 1945 in File No. 70-1154 permitting the issue of Preferred Stock, $3.70 Series (File No. 2-27474, Exhibit 3-E).

      4.3 Order of the Securities and Exchange Commission dated April 30, 1946 in File No. 70-1259 permitting the issue of Preferred Stock, $3.50 Series (File No. 2-27474, Exhibit 3-F).

      4.4 Order of the Securities and Exchange Commission dated October 20, 1949 in File No. 70-2227 permitting the issue of Preferred Stock, $4.00 Series (File No. 2-27474, Exhibit 3-G).

         Exhibit No.                           Description
         -----------                           -----------

      4.5 Indenture of Mortgage and Deed of Trust of AmerenUE dated June 15, 1937 (AmerenUE Mortgage), as amended May 1, 1941, and Second Supplemental Indenture dated May1, 1941 (File No. 2-4940, Exhibit B-1).

      4.6          Supplemental Indentures to the AmerenUE Mortgage

                   Dated as of            File Reference            Exhibit No.
                   -----------            --------------            ----------
                    April 1, 1971          Form 8-K, April 1971            6
                    February 1, 1974       Form 8-K, February 1974         3
                    July 7, 1980           2-69821                         4.6
                    December 1, 1991       33-45008                        4.4
                    December 4, 1991       33-45008                        4.5
                    January 1, 1992        Form 10-K, 1991                 4.6
                    October 1, 1992        Form 10-K, 1992                 4.6
                    December 1, 1992       Form 10-K, 1992                 4.7
                    February 1, 1993       Form 10-K, 1992                 4.8
                    May 1, 1993            Form 10-K, 1993                 4.6
                    August 1, 1993         Form 10-K, 1993                 4.7
                    October 1, 1993        Form 10-K, 1993                 4.8
                    January 1, 1994        Form 10-K, 1993                 4.9
                    February 1, 2000       Form 10-K, 2000                 4.1
                    August 15, 2002        Form 8-K, August 22, 2002       4.3
                    March 5, 2003          Form 8-K, March 10, 2003        4.4

       4.7 Indenture (for unsecured subordinated debt securities) of AmerenUE dated as of December 1, 1996 (1996 Form 10-K,
                    Exhibit 4.36).

      4.8 Loan Agreement dated as of December 1, 1991 between the State Environmental Improvement and Energy Resources Authority and AmerenUE, together with Indenture of Trust dated as of December 1, 1991 between the Authority and UMB Bank, N.A. as successor trustee (1992 Form 10-K, Exhibit 4.37).

      4.9 Loan Agreement dated as of December 1, 1992, between the State Environmental Improvement and Energy Resources Authority and AmerenUE, together with Indenture of Trust dated as of December 1, 1992 between the Authority and UMB Bank, N.A. as successor trustee (1992 Form 10-K, Exhibit 4.38).

      4.10 Fuel Lease dated as of February 24, 1981 between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (1980 Form 10-K, Exhibit 10.20).

      4.11 Amendments to Fuel Lease dated as of May 8, 1984 and October 15, 1984, respectively, between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (Registration No. 2-96198, Exhibit 4.28).

      4.12 Amendment to Fuel Lease dated as of October 15, 1986 between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (September 30, 1986 Form 10-Q, Exhibit 4.3).

      4.13 Series 1998A Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (September 30, 1998 Form 10-Q, Exhibit 4.28).

      4.14 Series 1998B Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (September 30, 1998 Form 10-Q, Exhibit 4.29).

      4.15 Series 1998C Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (September 30, 1998 Form 10-Q, Exhibit 4.30).

         Exhibit No.                           Description
         -----------                           -----------

      4.16 Indenture dated as of August 15, 2002, from AmerenUE to The Bank of New York, as Trustee, relating to senior secured debt securities (including the forms of senior secured debt securities as exhibits) (Form 8-K dated August 22, 2002,
                    Exhibit 4.1).

      4.17 AmerenUE company order dated August 22, 2002 establishing the 5.25% Senior Secured Notes due 2012 (Form 8-K dated August 22, 2002, Exhibit 4.2).

      4.18 AmerenUE company order dated March 10, 2003 establishing the 5.50% Senior Secured Notes due 2034 (Form 8-K dated March 10, 2003, Exhibit 4.2).

     10.1        *  Ameren Corporation (Ameren) Long-Term Incentive Plan of 1998
                    (Ameren' 1998 Form 10-K, Exhibit 10.1).

     10.2        *  Ameren Change of Control Severance Plan (Ameren's 1998 Form
                    10-K, Exhibit 10.2).

     10.3        *  Ameren Deferred Compensation Plan for Members of the Ameren
                    Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.1).

     10.4        *  Ameren Deferred Compensation Plan for Members of the Board
                    of Directors (Ameren's 1998 Form 10-K, Exhibit 10.4).

     10.5        *  Ameren Executive Incentive Compensation Program Elective
                    Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.2).

     10.6 Amended Joint Dispatch Agreement among AmerenUE, AmerenEnergy Generating Company (Generating Company) and Central Illinois Public Service Company d/b/a AmerenCIPS (File No. 333-56594, Exhibit 10.4).

     10.7 Power Sales Agreement between AmerenEnergy Marketing Company (Marketing Company) and AmerenUE (September 30, 2001 Generating Company Form 10-Q, Exhibit 10.1).

     10.8 Power Sales Agreement between Marketing Company and AmerenUE (March 31, 2002 Generating Company Form 10-Q, Exhibit 10.1).

     10.9       **  Lease Agreement dated as of December 1, 2002 between the
                    City of Bowling Green, Missouri, as Lessor, and AmerenUE, as Lessee.

     10.10      **  Trust Indenture dated as of December 1, 2002 between the
                    City of Bowling Green, Missouri and Commerce Bank, N.A. as Trustee.

     10.11      **  Bond Purchase Agreement dated as of December 20, 2002
                    between the City of Bowling Green, Missouri and AmerenUE as purchaser.

     10.12 Amended and Restated Appendix I ITC Agreement dated February 14, 2003 between the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) and GridAmerica LLC (GridAmerica) (Ameren 2002 Form 10-K,
                    Exhibit 10.17).

     10.13 Amended and Restated Limited Liability Company Agreement of GridAmerica dated February 14, 2003 (Ameren 2002 Form 10-K,
                    Exhibit 10.18).

     10.14 Amended and Restated Master Agreement by and among GridAmerica, GridAmerica Holdings Inc., GridAmerica Companies and National Grid USA dated February 14, 2003 (Ameren 2002 Form 10-K, Exhibit 10.9).

     10.15 Amended and Restated Operation Agreement by and among AmerenUE, Central Illinois Public Service Company d/b/a AmerenCIPS, American Transmission Systems, Inc., Northern Indiana Public Service Company and GridAmerica dated February 14, 2003 (Ameren 2002 Form 10-K, Exhibit 10.10).

         Exhibit No.                           Description
         ----------                            -----------
     12.1      **   Statement of Computation of Ratio of Earnings to Fixed
                    Charges and Preferred Stock Dividend Requirements.

     23.1      **   Consent of Independent Accountants

     99.1 Stipulation and Agreement dated July 15, 2002 in Missouri Public Service Commission (as No. EC-2002-1 (earnings complaint case against AmerenUE) File Nos. 333-87506 and 333-87506-01, Exhibit 99.1).

     99.2      **   Certificate of Chief Executive Officer required by Section
                    906 of the Sarbanes-Oxley Act of 2002.

     99.3      **  Certificate of Chief Financial Officer required by Section
                    906 of the Sarbanes-Oxley Act of 2002.

     __________________
     * Management compensatory plan or arrangement
     ** Filed herewith.



                         Exhibits Available Upon Request
                         -------------------------------

     The following instrument defining the rights of holders of certain unregistered long-term debt of AmerenUE has not been filed with the SEC but will be furnished upon request.

          - Loan Agreement dated as of March 1, 2000, between AmerenUE and the State Environmental Improvement and Energy Resources Authority of the State of Missouri (EIERA) in connection with the EIERA's $186,500,000 Environmental Improvement Revenue Refunding Bonds (AmerenUE Project) ($63,500,000 Series 2000A, $63,000,000
               Series 2000B, and $60,000,000 Series 2000C) due March 1, 2035.

Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

          Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

          Reports of AmerenEnergy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 333-56594.

          Reports of CILCORP Inc. on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-8946.

          Reports of Central Illinois Light Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2732.

                             UNION ELECTRIC COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



      Col. A                                           Col. B                   Col. C                 Col. D          Col. E
      ------                                           ------                   -----                  ------          ------
                                                                                Additions
                                                                        ---------------------------
                                                                           (1)             (2)
                                                       Balance at        Charged to                                  Balance at
                                                       beginning         costs and      Charged to                     end of
                                                       of period         expenses      other accounts  Deductions      period
                                                       ---------         --------      --------------  ----------      ------
           Description                                                                                  (Note)
           -----------
Year ended December 31, 2002

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                   $7,286,214        $14,506,000                    $15,702,485     $6,089,729
                                                      ==========        ===========                    ===========     ==========

Year ended December 31, 2001

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                   $6,251,242        $17,509,000                    $16,474,028     $7,286,214
                                                      ==========        ===========                    ===========     ==========

Year ended December 31, 2000

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                   $5,308,463        $8,440,000                     $7,497,221      $6,251,242
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

                                               UNION ELECTRIC COMPANY
                                                    (Registrant)


                                                    /s/ Charles W. Mueller
Date           March 24, 2003                  By -------------------------
                                                        Charles W. Mueller
                                                    Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



     Signature                               Title                        Date
     ---------                               -----                        ----

 /s/ Charles W. Mueller
------------------------------      Chairman, Chief Executive           March 24, 2003
     Charles W. Mueller             Officer and Director
                                    (Principal Executive Officer)
 /s/ Gary L. Rainwater
------------------------------      President, Chief Operating          March 24, 2003
     Gary L. Rainwater              Officer and Director

/s/  Warner L. Baxter
------------------------------      Senior Vice President and           March 24, 2003
     Warner L. Baxter               Director
                                    (Principal Financial Officer)
/s/  Martin J. Lyons
------------------------------      Vice President and Controller       March 24, 2003
     Martin J. Lyons                (Principal Accounting Officer)

/s/  Paul A. Agathen
------------------------------      Senior Vice President and           March 24, 2003
     Paul A. Agathen                Director

/s/  Thomas R. Voss
------------------------------      Senior Vice President and           March 24, 2003
     Thomas R. Voss                 Director

                                 CERTIFICATIONS

     I, Charles W. Mueller, certify that:

     1. I have  reviewed  this  annual  report  on Form  10-K of Union  Electric
Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                          /s/ Charles W. Mueller
                                           -----------------------------
                                                  Charles W. Mueller
                                                 Chief Executive Officer

     I, Warner L. Baxter, certify that:

     1. I have  reviewed  this  annual  report  on Form  10-K of Union  Electric
Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 24, 2003                          /s/ Warner L. Baxter
                                           -----------------------------
                                                  Warner L. Baxter
                                                 Chief Financial Officer
                                       69

                                  EXHIBIT INDEX

         Exhibit No.                           Description
         -----------                           -----------

      3.1(i) Restated Articles of Incorporation of Union Electric Company d/b/a AmerenUE (AmerenUE), as filed with the Secretary of State of the State of Missouri (1993 Form 10-K, Exhibit 3(i)).

      3.2(ii)       By-Laws of AmerenUE as amended to August 23, 2001
                    (September
                    30, 2001 Form 10-Q, Exhibit 3(ii)).

      4.2 Order of the Securities and Exchange Commission dated October 16, 1945 in File No. 70-1154 permitting the issue of Preferred Stock, $3.70 Series (File No. 2-27474, Exhibit 3-E).

      4.3 Order of the Securities and Exchange Commission dated April 30, 1946 in File No. 70-1259 permitting the issue of Preferred Stock, $3.50 Series (File No. 2-27474, Exhibit 3-F).

      4.4 Order of the Securities and Exchange Commission dated October 20, 1949 in File No. 70-2227 permitting the issue of Preferred Stock, $4.00 Series (File No. 2-27474, Exhibit 3-G).

      4.5 Indenture of Mortgage and Deed of Trust of AmerenUE dated June 15, 1937 (AmerenUE Mortgage), as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941 (File No. 2-4940, Exhibit B-1).

      4.6           Supplemental Indentures to the AmerenUE Mortgage

                    Dated as of              File Reference         Exhibit No.
                    -----------              --------------         -----------
                    April 1, 1971            Form 8-K, April 1971          6
                    February 1, 1974         Form 8-K, February 1974       3
                    July 7, 1980             2-69821                       4.6
                    December 1, 1991         33-45008                      4.4
                    December 4, 1991         33-45008                      4.5
                    January 1, 1992          Form 10-K, 1991               4.6
                    October 1, 1992          Form 10-K, 1992               4.6
                    December 1, 1992         Form 10-K, 1992               4.7
                    February 1, 1993         Form 10-K, 1992               4.8
                    May 1, 1993              Form 10-K, 1993               4.6
                    August 1, 1993           Form 10-K, 1993               4.7
                    October 1, 1993          Form 10-K, 1993               4.8
                    January 1, 1994          Form 10-K, 1993               4.9
                    February 1, 2000         Form 10-K, 2000               4.1
                    August 15, 2002          Form 8-K, August 22, 2002     4.3
                    March 5, 2003            Form 8-K, March 10, 2003      4.4

      4.7 Indenture (for unsecured subordinated debt securities) of AmerenUE dated as of December 1, 1996 (1996 Form 10-K,
                    Exhibit 4.36).

      4.8 Loan Agreement dated as of December 1, 1991 between the State Environmental Improvement and Energy Resources Authority and AmerenUE, together with Indenture of Trust dated as of December 1, 1991 between the Authority and UMB Bank, N.A. as successor trustee (1992 Form 10-K, Exhibit 4.37).

      4.9 Loan Agreement dated as of December 1, 1992, between the State Environmental Improvement and Energy Resources Authority and AmerenUE, together with Indenture of Trust dated as of December 1, 1992 between the Authority and UMB Bank, N.A. as successor trustee (1992 Form 10-K, Exhibit 4.38).

      4.10 Fuel Lease dated as of February 24, 1981 between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (1980 Form 10-K, Exhibit 10.20).

         Exhibit No.                           Description
         ----------                            -----------

      4.11 Amendments to Fuel Lease dated as of May 8, 1984 and October 15, 1984, respectively, between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (Registration No. 2-96198, Exhibit 4.28).

      4.12 Amendment to Fuel Lease dated as of October 15, 1986 between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (September 30, 1986 Form 10-Q,
                    Exhibit 4.3).

      4.13 Series 1998A Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (September 30, 1998 Form 10-Q, Exhibit 4.28).

      4.14 Series 1998B Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (September 30, 1998 Form 10-Q, Exhibit 4.29).

      4.15 Series 1998C Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (September 30, 1998 Form 10-Q, Exhibit 4.30).

      4.16 Indenture dated as of August 15, 2002, from AmerenUE to The Bank of New York, as Trustee, relating to senior secured debt securities (including the forms of senior secured debt securities as exhibits) (Form 8-K dated August 22, 2002, Exhibit 4.1).

      4.17 AmerenUE company order dated August 22, 2002 establishing the 5.25% Senior Secured Notes due 2012 (Form 8-K dated August 22, 2002, Exhibit 4.2).

      4.18 AmerenUE company order dated March 10, 2003 establishing the 5.50% Senior Secured Notes due 2034 (Form 8-K dated March 10, 2003, Exhibit 4.2).

     10.1        *  Ameren Corporation (Ameren) Long-Term Incentive Plan of 1998
                    (Ameren's 1998 Form 10-K, Exhibit 10.1).

     10.2        *  Ameren Change of Control Severance Plan (Ameren's 1998 Form
                    10-K, Exhibit 10.2).

     10.3        *  Ameren Deferred Compensation Plan for Members of the Ameren
                    Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.1).

     10.4        *  Ameren Deferred Compensation Plan for Members of the Board
                    of Directors (Ameren's 1998 Form 10-K, Exhibit 10.4).

     10.5        *  Ameren Executive Incentive Compensation Program Elective
                    Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.2).

     10.6 Amended Joint Dispatch Agreement among AmerenUE, AmerenEnergy Generating Company (Generating Company) and Central Illinois Public Service Company d/b/a AmerenCIPS (File No. 333-56594, Exhibit 10.4).

     10.7 Power Sales Agreement between AmerenEnergy Marketing Company (Marketing Company) and AmerenUE (September 30, 2001 Generating Company Form 10-Q, Exhibit 10.1).

     10.8 Power Sales Agreement between Marketing Company and AmerenUE (March 31, 2002 Generating Company Form 10-Q, Exhibit 10.1).

     10.9      **   Lease Agreement dated as of December 1, 2002 between the
                    City of Bowling Green, Missouri, as Lessor, and AmerenUE, as
                    Lessee.

       Exhibit No.                                   Description
       -----------                                   -----------

     10.10      **  Trust Indenture dated as of December 1, 2002 between the
                    City of Bowling Green, Missouri and Commerce Bank, N.A. as Trustee.

     10.11      **  Bond Purchase Agreement dated as of December 20, 2002
                    between the City of Bowling Green, Missouri and AmerenUE as purchaser.

     10.12 Amended and Restated Appendix I ITC Agreement dated February 14, 2003 between the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) and GridAmerica LLC (GridAmerica) (Ameren 2002 Form 10-K,
                    Exhibit 10.17).

     10.13 Amended and Restated Limited Liability Company Agreement of GridAmerica dated February 14, 2003 (Ameren 2002 Form 10-K,
                    Exhibit 10.18).

     10.14 Amended and Restated Master Agreement by and among GridAmerica, GridAmerica Holdings Inc., GridAmerica Companies and National Grid USA dated February 14, 2003 (Ameren 2002 Form 10-K, Exhibit 10.9).

     10.15 Amended and Restated Operation Agreement by and among AmerenUE, Central Illinois Public Service Company d/b/a AmerenCIPS, American Transmission Systems, Inc., Northern Indiana Public Service Company and GridAmerica dated February 14, 2003 (Ameren 2002 Form10-K, Exhibit 10.10).

     12.1       **  Statement of Computation of Ratio of Earnings to Fixed
                    Charges and Preferred Stock Dividend Requirements.

     23.1       **  Consent of Independent Accountants

     99.1 Stipulation and Agreement dated July 15, 2002 in Missouri Public Service Commission (as No. EC-2002-1 (earnings complaint case against AmerenUE) File Nos. 333-87506 and 333-87506-01, Exhibit 99.1).

     99.2      **   Certificate of Chief Executive Officer required by Section
                    906 of the Sarbanes-Oxley Act of 2002.

     99.3      **  Certificate of Chief Financial Officer required by Section
                   906 of the Sarbanes-Oxley Act of 2002.

     __________________
     * Management compensatory plan or arrangement
     ** Filed herewith.



                         Exhibits Available Upon Request
                         --------------------------------

     The following instrument defining the rights of holders of certain unregistered long-term debt of AmerenUE has not been filed with the SEC but will be furnished upon request.

          - Loan Agreement dated as of March 1, 2000, between AmerenUE and the State Environmental Improvement and Energy Resources Authority of the State of Missouri (EIERA) in connection with the EIERA's $186,500,000 Environmental Improvement Revenue Refunding Bonds (AmerenUE Project) ($63,500,000 Series 2000A, $63,000,000
               Series 2000B, and $60,000,000 Series 2000C) due March 1, 2035.

Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

          Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

          Reports of AmerenEnergy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 333-56594.

          Reports of CILCORP Inc. on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-8946.

          Reports of Central Illinois Light Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2732.

                                                                   EXHIBIT 10.9


================================================================================
                                 _______________

                                 LEASE AGREEMENT

                          Dated as of December 1, 2002
                                 _______________


                                     Between


                        CITY OF BOWLING GREEN, MISSOURI,
                                   As Lessor,


                                       AND


                          UNION ELECTRIC COMPANY d/b/a
                                    AMERENUE
                                    As Lessee



                                  Relating to:

                                  $125,000,000
                      (Aggregate Maximum Principal Amount)
                         City of Bowling Green, Missouri
                         Taxable Industrial Revenue Bond
                               (AmerenUE Project)
                                   Series 2002




================================================================================


The interest of certain rights of the City of Bowling Green, Missouri (the "City"), in this Lease Agreement has been pledged and assigned to Commerce Bank, N.A., St. Louis, Missouri, as Trustee under the Trust Indenture dated as of December 1, 2002, between the City and the Trustee.

                                 LEASE AGREEMENT

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

                  Parties.....................................................1
                  Recitals ...................................................1


                                    ARTICLE I

                                   DEFINITIONS

Section 1.1.      Definitions of Words and Terms .............................1
Section 1.2.      Rules of Interpretation ....................................2


                                   ARTICLE II

                                 REPRESENTATIONS

Section 2.1.      Representations by the City ................................3
Section 2.2.      Representations by the Company .............................4


                                   ARTICLE III

                               GRANTING PROVISIONS

Section 3.1.      Granting of Leasehold Estate ...............................4
Section 3.2.      Lease Term .................................................5
Section 3.3.      Possession and Use of the Project ..........................5


                                   ARTICLE IV

                           PURCHASE, CONSTRUCTION AND
                            EQUIPPING OF THE PROJECT

Section 4.1.      Issuance of the Bonds ......................................5
Section 4.2.      Purchase of the Project ....................................6
Section 4.3.      Project Property of City....................................6
Section 4.4.      Non-Project Improvements, Machinery and Equipment Property
                  of the Company .............................................7


                                      (i)

                                    ARTICLE V

                                 RENT PROVISIONS

Section 5.1.      Basic Rent .................................................7
Section 5.2.      Additional Rent ............................................7
Section 5.3.      Obligations of Company Absolute and Unconditional ..........8
Section 5.4.      Prepayment of Basic Rent ...................................8
Section 5.5.      Redemption of Bonds ........................................8


                                   ARTICLE VI

                        MAINTENANCE, TAXES AND UTILITIES

Section 6.1.      Maintenance and Repairs ....................................9
Section 6.2.      Taxes, Assessments and Other Governmental Charges ..........9
Section 6.3.      Utilities ..................................................9
Section 6.4.      Property Tax Exemption ....................................10

                                   ARTICLE VII

                                    INSURANCE

Section 7.1.      Title Insurance............................................10
Section 7.2.      Casualty Insurance ........................................10
Section 7.3.      Public Liability Insurance ................................10
Section 7.4.      Blanket Insurance Policies ................................11
Section 7.5.      Worker's Compensation......................................11


                                  ARTICLE VIII

                            ALTERATION OF THE PROJECT

Section 8.1.      Additions, Modifications and Improvements of the Project ..11
Section 8.2.      Removal of Project Equipment ..............................11
Section 8.3.      Additional Improvements on the Project Site ...............12
Section 8.4.      Permits and Authorizations ................................12
Section 8.5.      Mechanics' Liens ..........................................12
Section 8.6.      Option to Purchase Unimproved Portions of the Project Site.13


                                   ARTICLE IX

                      DAMAGE, DESTRUCTION AND CONDEMNATION

Section 9.1.      Damage or Destruction .....................................14
Section 9.2.      Condemnation ..............................................15
Section 9.3.      Bondowner Approval.........................................16

                                      (ii)

                                    ARTICLE X

                                SPECIAL COVENANTS

Section 10.1.     No Warranty of Condition or Suitability by the City;
                  Exculpation and Indemnification ...........................16
Section 10.2.     Surrender of Possession ...................................16
Section 10.3.     Right of Access to the Project ............................17
Section 10.4.     Granting of Easements; Leasehold Mortgages and Financing
                  Arrangements ..............................................17
Section 10.5.     Indemnification of City and Trustee .......................19
Section 10.6.     Depreciation, Investment Tax Credit and Other Tax Benefits.19
Section 10.7.     Company to Maintain its Existence .........................19
Section 10.8.     Security Interests ........................................20
Section 10.9.     Environmental Matters, Warranties, Covenants and Indemnities
                  Regarding Environmental Matters............................20


                                   ARTICLE XI

                  OPTION AND OBLIGATION TO PURCHASE THE PROJECT

Section 11.1.     Option to Purchase the Project ............................22
Section 11.2.     Conveyance of the Project .................................22
Section 11.3.     Relative Position of Option and Indenture .................23
Section 11.4.     Obligation to Purchase the Project ........................23


                                   ARTICLE XII

                              DEFAULTS AND REMEDIES

Section 12.1.     Events of Default .........................................23
Section 12.2.     Remedies on Default .......................................24
Section 12.3.     Survival of Obligations ...................................25
Section 12.4.     Rights and Remedies Cumulative ............................25
Section 12.5.     Waiver of Breach ..........................................25
Section 12.6.     Opportunity of Company to Cure Defaults ...................25
Section 12.7.     Trustee's Exercise of the City's Remedies .................26


                                  ARTICLE XIII

                             ASSIGNMENT AND SUBLEASE

Section 13.1.     Assignment; Sublease ......................................26
Section 13.2.     Assignment of Revenues by City ............................27
Section 13.3.     Prohibition Against Fee Mortgage of Project ...............27
Section 13.4.     Restrictions on Sale or Encumbrance of Project by City ....27

                                     (iii)

                                   ARTICLE XIV

                      AMENDMENTS, CHANGES AND MODIFICATIONS

Section 14.1.     Amendments, Changes and Modifications .....................27


                                   ARTICLE XV

                            MISCELLANEOUS PROVISIONS

Section 15.1.     Notices ...................................................27
Section 15.2.     City Shall Not Unreasonably Withhold Consents and
                  Approvals .................................................28
Section 15.3.     Net Lease .................................................28
Section 15.4.     No Pecuniary Liability ....................................29
Section 15.5.     Governing Law .............................................29
Section 15.6.     Binding Effect ............................................29
Section 15.7.     Severability ..............................................29
Section 15.8.     Execution in Counterparts .................................29
Section 15.9.     Effective Date of Bond Documents...........................29

                  Signatures and Seals .....................................S-1
                  Acknowledgments ..........................................S-3

                  Exhibit A    -   Project Site
                  Exhibit B    -   Project Improvements
                  Exhibit C    -   Project Equipment


                                      (iv)

                                 LEASE AGREEMENT


     THIS LEASE AGREEMENT, dated as of December 1, 2002 (the "Lease"), between CITY OF BOWLING GREEN, MISSOURI, a fourth class city organized and existing under the laws of the State of Missouri (the "City"), as lessor, and UNION ELECTRIC COMPANY d/b/a AMERENUE, a Missouri corporation (the "Company"), as lessee;

     WITNESSETH:

     WHEREAS, the City is authorized under Sections 100.010 through 100.200 of the Revised Statutes of Missouri, as amended and Article VI Section 27(b) of the Missouri Constitution, as amended (the "Act"), to issue revenue bonds to provide funds for the carrying out of a project under the Act and to sell, lease or mortgage to private persons, partnerships or corporations the facilities purchased, constructed, extended or improved by the City for manufacturing, commercial, warehousing and industrial development purposes pursuant to the Act; and

     WHEREAS, pursuant to the Act, the governing body of the City passed an Ordinance on July 15, 2002 (the "Bond Ordinance"), authorizing the City to issue its Taxable Industrial Revenue Bond (AmerenUE Project) Series 2002, in the maximum principal amount of $125,000,000 (the "Series 2002 Bond"), for the purpose of purchasing a project described on Exhibit A hereto (the "Project Improvements") on the real estate described on Exhibit B hereto (the "Project Site") including the equipment described on Exhibit C hereto (the "Project Equipment"), and authorizing the City to lease the Project Site, the Project Improvements and the Project Equipment (collectively, the "Project") to the Company;

     WHEREAS, pursuant to such Ordinance, the City is authorized to enter into a Trust Indenture of even date herewith (the "Indenture"), with Commerce Bank, N.A., as Trustee (the "Trustee"), for the purpose of issuing and securing the Bonds, as therein provided, and to enter into this Lease with the Company under which the City will purchase the Project and will lease the Project to the Company in consideration of rental payments by the Company which will be sufficient to pay the principal of and interest on the Bonds; and

     WHEREAS, pursuant to the foregoing, the City desires to lease the Project to the Company and the Company desires to lease the Project from the City, for the rentals and upon the terms and conditions hereinafter set forth;

     NOW,   THEREFORE,   in   consideration  of  the  premises  and  the  mutual
representations, covenants and agreements herein contained, the City and the Company do hereby represent, covenant and agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

     Section 1.1. Definitions of Words and Terms. In addition to any words and terms defined elsewhere in this Lease and the words and terms defined in Section 101 of the Indenture which definitions are hereby incorporated herein by reference, the following words and terms as used in this Lease shall have the following meanings:

     "Additional Rent" means the additional rental described in Section 5.2 of this Lease.

     "Basic Rent" means the rental payments described in Section 5.1 of this Lease.

     "Full Insurable Value" means the reasonable replacement cost of the Project less physical depreciation and exclusive of land, excavations, footings, foundation and parking lots as determined in accordance with Section 7.2(a) hereof.

     "Grant Agreement" means the Pre-Annexation and Development Agreement dated as of November 9, 2001, between the City and the Company.

     "Leasehold Mortgage" means any leasehold mortgage, leasehold deed of trust, assignment of rents and leases, security agreement or other agreement relating to the Project permitted pursuant to the provisions of Section 10.4 hereof.

     "Lease Term" means the period from the effective date of this Lease until the expiration thereof pursuant to Section 3.2 of this Lease.

     "Net Proceeds" means, when used with respect to any insurance or condemnation award with respect to the Project, the gross proceeds from the insurance or condemnation award with respect to which that term is used remaining after payment of all expenses (including attorneys' fees, trustee's fees and any extraordinary expenses of the City and the Trustee) incurred in the collection of such gross proceeds.

     "Permitted Encumbrances" means, as of any particular time (a) liens for ad valorem taxes and special assessments not then delinquent, (b) the Indenture, this Lease, the Deed of Trust, any Leasehold Mortgage or any Financing Document,
(c) utility, access and other easements and rights-of-way, mineral rights, restrictions, exceptions and encumbrances that will not materially interfere with or impair the operations being conducted on the Project Site or easements granted to the City, (d) such minor defects, irregularities, encumbrances, easements, mechanic's liens, rights-of-way and clouds on title as normally exist with respect to properties similar in character to the Project and as do not in the aggregate materially impair the property affected thereby for the purpose for which it was acquired or is held by the City, (e) any other liens, encumbrances, leases, easements, restrictions or covenants consented to in writing by the Owner of 100% of the principal amount of the Bonds, (f) any exceptions to the title of the Project Site which are contained in the title insurance policy provided in Section 7.1 herein, and (g) liens or security interests granted pursuant to any Financing Documents.

     "Plans and Specifications" means the plans and specifications prepared for and showing the Project, as amended by the Company from time to time, the same being on file at the principal office of the Company in St. Louis, Missouri and which shall be available for reasonable inspection during normal business hours and upon not less than five business days' prior notice by the City, the Trustee and their duly appointed representatives.

     Section 1.2. Rules of Interpretation.

     (a) Words of the masculine gender shall be deemed and construed to include correlative words of the feminine and neuter genders.

     (b) Unless the context shall otherwise indicate, words importing the singular number shall include the plural and vice versa, and words importing
persons  shall  include  firms,   associations   and   corporations,   including
governmental entities, as well as natural persons.

     (c) Wherever in this Lease it is provided that either party shall or will make any payment or perform or refrain from performing any act or obligation, each such provision shall, even though not so expressed, be construed as an express covenant to make such payment or to perform, or not to perform, as the case may be, such act or obligation.

     (d) All references in this instrument to designated "Articles," "Sections" and other subdivisions are, unless otherwise specified, to the designated Articles, Sections and subdivisions of this instrument as originally executed. The words "herein," "hereof," "hereunder" and other words of similar import refer to this Lease as a whole and not to any particular Article, Section or other subdivision.

     (e) The Table of Contents and the Article and Section headings of this Lease shall not be treated as a part of this Lease or as affecting the true meaning of the provisions hereof.


                                   ARTICLE II

                                 REPRESENTATIONS

     Section 2.1. Representations by the City. The City makes the following representations as the basis for the undertakings on its part herein contained:

     (a) The City is a fourth class city duly organized and validly existing under the laws of the State of Missouri. Under the provisions of the Act, the City has lawful power and authority to enter into the transactions contemplated by this Lease and to carry out its obligations hereunder. By proper action of its governing body, the City has been duly authorized to execute and deliver this Lease, and all other documents and agreements related to the transactions contemplated herein, acting by and through its duly authorized officers.

     (b) The City has acquired the Project Site, subject to Permitted Encumbrances, and proposes to purchase the Project pursuant to the terms of this Lease. The City proposes to lease the Project to the Company and sell the Project to the Company if the Company exercises its option to purchase the Project, all for the purpose of furthering the public purposes of the Act, and the governing body of the City has found and determined that the purchase of the Project will further the public purposes of the Act.

     (c) To finance the purchase of the Project, the City proposes to issue the Series 2002 Bond which will be scheduled to mature as set forth in Article II of the Indenture and will be subject to redemption prior to maturity in accordance with the provisions of Article III of the Indenture.

     (d) The Series 2002 Bond are to be issued under and secured by the Indenture and the Deed of Trust, pursuant to which the Project and the net earnings therefrom, consisting of all rents, revenues and receipts to be derived by the City from the leasing or sale of the Project, will be pledged and assigned to the Trustee as security for payment of the principal of and interest on the Bonds and the amounts owing pursuant to this Lease.

     (e) The City will not mortgage, grant any interest in or otherwise encumber the Project or pledge the revenues derived therefrom or hereunder for any bonds or other obligations other than the Bonds except with the written consent of the Authorized Company Representative and the Owners of 100% of the principal amount of the Bonds.

     (f) The City shall have no authority to operate the Project as a business or in any other manner except as the lessor thereof or subsequent to an Event of Default hereunder.

     (g) No member of the governing body of the City or any other officer of the City has any significant or conflicting interest, financial, employment or otherwise, in the Company or in the transactions contemplated hereby.

     Section 2.2. Representations by the Company. The Company makes the following representations as the basis for the undertakings on its part herein contained:

     (a) The Company is a corporation, validly existing and in good standing under the laws of the State of Missouri and is authorized to conduct business in the State of Missouri.

     (b) The Company has lawful power and authority to enter into this Lease and to carry out its obligations hereunder and the Company has been duly authorized to execute and deliver this Lease, acting by and through its duly authorized officers and representatives.

     (c) The execution and delivery of this Lease, the consummation of the transactions contemplated hereby, and the performance of or compliance with the terms and conditions of this Lease by the Company will not conflict with or result in a breach of any of the terms, conditions or provisions of, or constitute a default under, any mortgage, deed of trust, lease or any other restrictions or any agreement or instrument to which the Company is a party or by which it or any of its property is bound, or the Company's organizational documents, or any order, rule or regulation applicable to the Company or any of its property of any court or governmental body, or constitute a default under any of the foregoing, or result in the creation or imposition of any prohibited lien, charge or encumbrance of any nature whatsoever upon any of the property or assets of the Company under the terms of any instrument or agreement to which the Company is a party.

     (d) The design of the Project is in accordance with sound engineering principles.

     (e) To the best knowledge of the Company, the Project will comply in all material respects with all presently applicable building and zoning, health, environmental and safety ordinances and laws and all other applicable laws, rules and regulations.

     (f) The Project is located wholly within the City.


                                   ARTICLE III

                               GRANTING PROVISIONS

     Section 3.1. Granting of Leasehold Estate. The City hereby rents, leases and lets the Project to the Company, and the Company hereby rents, leases and hires the Project from the City, subject to Permitted Encumbrances, for the rentals and upon and subject to the terms and conditions herein contained.

     Section 3.2. Lease Term. This Lease shall become effective upon execution and delivery, and subject to earlier termination pursuant to the provisions of this Lease, shall have an initial term commencing as of the date of this Lease and terminating on December 31, 2023 (the "Stated Expiration Date").

     Section 3.3. Possession and Use of the Project.

     (a) The City covenants and agrees that as long as neither the City nor the Trustee has exercised any of the remedies set forth in Section 12.2(c) following the occurrence and continuance of an Event of Default, the Company shall have sole and exclusive possession of the Project (subject to Permitted Encumbrances and the City's and the Trustee's right of access pursuant to Section 10.3 hereof) and shall and may peaceably and quietly have, hold and enjoy the Project during the Lease Term. The City covenants and agrees that it will not take any action, other than expressly pursuant to Article XII of this Lease, to prevent the Company from having quiet and peaceable possession and enjoyment of the Project during the Lease Term and will, at the request and expense of the Company, cooperate with the Company in order that the Company may have quiet and peaceable possession and enjoyment of the Project and will defend the Company's enjoyment and possession thereof against all parties.

     (b) Subject to the provisions of this Section, the Company shall have the right to use the Project for any lawful purpose contemplated by the Act and consistent with the terms of the Grant Agreement. The Company shall use its reasonable best efforts to comply with all material statutes, laws, ordinances, orders, judgments, decrees, regulations, directions and requirements of all federal, state, local and other governments or governmental authorities, now or hereafter applicable to the Project or to any adjoining public ways, as to the manner of use or the condition of the Project or of adjoining public ways. The Company shall also comply with the mandatory requirements, rules and regulations of all insurers under the policies carried under the provisions of Article VII hereof. The Company shall pay all costs, expenses, claims, fines, penalties and damages that may in any manner arise out of, or be imposed as a result of, the failure of the Company to comply with the provisions of this Section. Notwithstanding any provision contained in this Section, however, the Company shall have the right, at its own cost and expense, to contest or review by legal or other appropriate procedures the validity or legality of any such governmental statute, law, ordinance, order, judgment, decree, regulation, direction or requirement, or any such requirement, rule or regulation of an insurer, and during such contest or review the Company may refrain from complying therewith.

                                   ARTICLE IV

                             PURCHASE OF THE PROJECT

     Section 4.1. Issuance of the Bonds.

     (a) In order to provide funds for the purchase of the Project, the City agrees that it will issue, sell and cause to be delivered to the purchaser thereof the Series 2002 Bond in accordance with the provisions of the Indenture and the Bond Purchase Agreement. The proceeds of the sale of the Series 2002 Bond, when and if received, shall be paid over to the Trustee for the account of the City. The Trustee shall promptly deposit such proceeds, when and if received, as provided in the Indenture, to be used and applied as hereinafter provided in this Article and in the Indenture.

     (b) The City may authorize the issuance of Additional Bonds from time to time upon the terms and conditions provided in Section 209 of the Indenture.

     (c) If the Company is not in default hereunder, the City will, at the request of the Company, from time to time, use its best efforts to issue the amount of Additional Bonds specified by the Company; provided that the terms of such Additional Bonds, the purchase price to be paid therefor and the manner in which the proceeds therefrom are to be disbursed shall have been approved in writing by the Company; provided further that the Company and the City shall have entered into an amendment to this Lease to provide for rent in an amount at least sufficient to pay principal and interest on the Additional Bonds when due, an amendment to the Grant Agreement acceptable to the City including, without limitation, any additional grant payments, and the Deed of Trust related to any improvements to the Project, and the City shall have otherwise complied with the provisions of the Indenture with respect to the issuance of such Additional Bonds.

     Section 4.2. Purchase of the Project. The City and the Company agree that the City will and the Company as the agent of the City shall purchase the Project as follows:

     (a) The City will acquire the Project Site and any Project Improvements and Project Equipment located thereon at the execution hereof and which the Company desires to convey to the City in exchange for the issuance of the Series 2002
Bond in an amount equal to the value of property transferred to the City. Concurrently with the execution of this Lease (1) a deed and any other necessary instruments of transfer will be delivered to the City, (2) said deed will be placed of record, and (3) the title insurance policies required by Article VII hereof or commitments to issue such policies will be delivered to the Trustee.

     (b) The Company, or any entity controlled by, under common control with or controlling the Company has constructed the Project Improvements on the Project Site and otherwise improved the Project Site in accordance with the Plans and Specifications. The Company agrees that the Project is suitable for use by the Company for its purposes, and that all real and personal property described in the Plans and Specifications is desirable and appropriate in connection with the Project.

     (c)  The  Company  has  installed  the  Project  Equipment  in the  Project
Improvements or on the Project Site in accordance with the Plans and Specifications. The City and the Company recognize that the Project Equipment is subject to change pursuant to the provisions of this Lease, and agree that the definitive list of the Project Equipment shall be the list maintained by the Trustee pursuant to Section 10.8 of this Lease. So long as no Event of Default shall have occurred and be continuing, the City will assign to the Company all rights or interests in the warranties and guaranties of all contractors, subcontractors, suppliers, architects and engineers for the furnishing of labor, materials or equipment or supervision or design in connection with the Project and any rights or causes of action arising from or against any of the foregoing, and the City will cooperate in the enforcement of such warranties and guaranties in the manner reasonably requested by the Company.

     (d) The Company agrees that it will, on behalf of the City, comply with the provisions of Section 107.170 of the Revised Statutes of Missouri to the extent applicable to the purchase of the Project.

     Section 4.3. Project Property of City. The Project Site and all Project Improvements and Project Equipment located thereon at the execution hereof and which the Company desires to convey to the City, and all additions or enlargements thereto or thereof, the Project as fully completed, anything under this Lease which becomes, is deemed to be, or constitutes a part of the Project, and the Project as repaired, rebuilt, rearranged, restored or replaced by the Company under the provisions of this Lease, except as otherwise specifically provided herein, shall immediately become the absolute property of the City, subject only to this Lease, the Indenture, the Deed of Trust, any Leasehold Mortgage, and any Financing Document.

     Section 4.4. Non-Project Improvements, Machinery and Equipment Property of the Company. Any improvements or item of machinery or equipment which do not constitute part of the Project Improvements or Project Equipment and the entire purchase price of which is paid for by the Company with the Company's own funds, and no part of the purchase price of which is paid from proceeds of the Bonds, shall be the property of the Company and shall not constitute a part of the Project for purposes of Section 6.4.

                                    ARTICLE V

                                 RENT PROVISIONS

     Section 5.1. Basic Rent. The Company covenants and agrees to pay to the Trustee in same day funds for the account of the City during the Lease Term, for deposit in the Bond Fund on or before 11:00 a.m., Trustee's local time, on the appropriate dates and in the appropriate amounts, the amount of principal of and the amount of interest on the Bonds in accordance with the provisions of the Indenture and the Bonds, as Basic Rent for the Project, in a total amount which, when added to any collected funds then on deposit in the Bond Fund and available for the payment of principal on the Bonds and the interest thereon on such payment date, shall be equal to the amount payable on such payment date as principal of the Bonds and the interest thereon as provided in the Indenture. All payments of Basic Rent provided for in this Section shall be paid directly to the Trustee and shall be deposited in accordance with the provisions of the Indenture into the Bond Fund and shall be used and applied by the Trustee in the manner and for the purposes set forth in this Lease and the Indenture. At its option, the Company may deliver to the Trustee for cancellation Bonds not previously paid and the Company shall receive a credit against the Basic Rent payable by the Company in an amount equal to the principal amount of the Bonds so tendered for cancellation plus accrued interest thereon.

     Section 5.2. Additional Rent. The Company shall pay as Additional Rent, within 15 days after receiving an invoice therefor, the following amounts:

     (a) all reasonable fees, charges and expenses, including agent and counsel fees and expenses, of the City, the Trustee and the Paying Agent incurred pursuant to the Indenture, this Lease, the Deed of Trust, the Grant Agreement, any Leasehold Mortgage or any Financing Document as and when the same become due;

     (b) all costs incident to the issuance of the Bonds and the payment of the principal of and interest on the Bonds as the same become due and payable, including all costs and expenses in connection with the call, redemption and payment of all Outstanding Bonds;

     (c) all expenses reasonably incurred in connection with the reasonable and necessary enforcement of any rights under this Lease, the Deed of Trust or the Indenture by the City, the Trustee or the Bondowners;

     (d) an amount sufficient to reimburse the City for extraordinary expenses reasonably incurred by the City hereunder, with the prior written consent of the Company, in connection with the performance of its obligations under this Lease, the Indenture, the Deed of Trust, any Leasehold Mortgage, any Financing Document or the Grant Agreement;

     (e) all amounts payable under the Grant Agreement; and

     (f) all other payments of whatever nature which the Company has agreed in writing to pay or assume under the provisions of this Lease.

     Section 5.3. Obligations of Company Absolute and Unconditional.

     (a) The obligations of the Company under this Lease to make payments of Basic Rent and Additional Rent on or before the date the same become due, and to perform all of its other obligations, covenants and agreements hereunder shall be absolute and unconditional, without notice or demand, and without abatement, deduction, set-off, counterclaim, recoupment or defense or any right of termination or cancellation arising from any circumstance whatsoever, whether now existing or hereafter arising, irrespective of whether the City's title to the Project or to any part thereof is defective or nonexistent, and notwithstanding any damage to, loss, theft or destruction of, the Project or any part thereof, any failure of consideration or frustration of commercial purpose, the taking by eminent domain of title to or of the right of temporary use of all or any part of the Project, legal curtailment of the Company's use thereof, the eviction or constructive eviction of the Company, any change in the tax or other laws of the United States of America, the State of Missouri or any political subdivision thereof, any change in the City's legal organization or status, or any default of the City hereunder, and regardless of the invalidity of any action of the City, and regardless of the invalidity of any portion of this Lease.

     (b) Nothing in this Lease shall be construed to release the City from the performance of any agreement on its part herein contained or as a waiver by the Company of any rights or claims the Company may have against the City under this Lease or otherwise, but any recovery upon such rights and claims shall be had from the City separately, it being the intent of this Lease that the Company shall be unconditionally and absolutely obligated to perform fully all of its obligations, agreements and covenants under this Lease (including the obligation to pay Basic Rent and Additional Rent) for the benefit of the Bondowners and the City. The Company may, however, at its own cost and expense and in its own name or in the name of the City, prosecute or defend any action or proceeding or take any other action involving third persons which the Company deems reasonably necessary in order to secure or protect its right of possession, occupancy and use hereunder, and in such event the City hereby agrees to cooperate fully with the Company and to take all action necessary to effect the substitution of the Company for the City in any such action or proceeding if the Company shall so request.

     Section 5.4. Prepayment of Basic Rent. The Company may at any time and from time to time prepay all or any part of the Basic Rent provided for hereunder without penalty. During such times as the amount held by the Trustee in the Bond Fund shall be sufficient to pay, at the time required, the principal of and interest on all the Bonds then remaining unpaid, the Company shall be entitled to credit against payments of Basic Rent or Additional Rent under the provisions of this Lease.

     Section 5.5. Redemption of Bonds. The City and the Trustee, at the written direction of the Company, at any time the aggregate moneys in the Bond Fund are sufficient for such purposes, shall (a) if the same are then redeemable under the provisions of Article III of the Indenture, use their best efforts to effect the redemption of all or such part of the then Outstanding Bonds as may be specified by the Company, on such redemption date as may be specified by the Company, or (b) cause such moneys in the Bond Fund or such part thereof as the Company shall direct, to be applied by the Trustee for the purchase of Bonds in the open market for the purpose of cancellation at prices not exceeding the principal amount thereof, or (c) a combination of (a) and (b) as provided in such direction. At its option, the Company may deliver to the Trustee for redemption Bonds not previously paid and the Company shall receive a credit against the Basic Rent or other amounts payable by the Company for the redemption of such Bonds in an amount equal to the principal amount of the Bonds so tendered for redemption plus accrued interest.


                                   ARTICLE VI

                        MAINTENANCE, TAXES AND UTILITIES

     Section 6.1. Maintenance and Repairs. Throughout the Lease Term the Company shall, at its own expense, keep the Project in reasonably safe operating condition and keep the Project in good repair, reasonable wear, tear, depreciation and obsolesence excepted, making from time to time all repairs thereto and renewals and replacements thereof it determines to be necessary.

     Section 6.2. Taxes, Assessments and Other Governmental Charges.

     (a) The Company shall promptly pay and discharge, as the same become due, all taxes and assessments, general and special, and other governmental charges of any kind whatsoever that may be lawfully taxed, charged, levied, assessed or imposed upon or against or be payable for or in respect of the Project, or any part thereof or interest therein or any buildings, improvements, machinery and equipment at any time installed thereon by the Company, or the income therefrom or Basic Rent and other amounts payable under this Lease, including any new taxes and assessments not of the kind enumerated above to the extent that the same are lawfully made, levied or assessed in lieu of or in addition to taxes or assessments now customarily levied against real or personal property, and further including all utility charges, assessments and other general governmental charges and impositions whatsoever, foreseen or unforeseen, which if not paid when due would impair the security of the Bonds or encumber the City's title to the Project; provided that with respect to any special assessments or other governmental charges that are lawfully levied and assessed which may be paid in installments, the Company shall be obligated to pay only such installments thereof as become due and payable during the Lease Term.

     (b) The Company shall have the right, in its own name or in the City's name, to contest the validity or amount of any tax, assessment or other governmental charge which the Company is required to bear, pay and discharge pursuant to the terms of this Article by appropriate legal proceedings instituted at least 10 days before the tax, assessment or other governmental charge complained of becomes delinquent if and provided (1) the Company, before instituting any such contest, gives the City written notice of its intention so to do, (2) the Company diligently prosecutes any such contest, at all times effectively stays or prevents any official or judicial sale therefor, under execution or otherwise, and (3) the Company promptly pays any final judgment enforcing the tax, assessment or other governmental charge so contested and thereafter promptly procures record release or satisfaction thereof. The City agrees to cooperate fully with the Company in connection with any and all administrative or judicial proceedings related to any tax, assessment or other governmental charge. The Company shall indemnify, defend and hold the City whole and harmless from any costs and expenses the City may incur related to any of the above.

     Section 6.3. Utilities. All utilities and utility services used by the Company in, on or about the Project shall be paid by the Company and shall be contracted by the Company in the Company's own name, and the Company shall, at its sole cost and expense, procure any and all permits, licenses or authorizations necessary in connection therewith.

     Section 6.4. Property Tax Exemption. The City and the Company expect that while the Project is owned by the City and is subject to the Lease, the Project will be exempt from all ad valorem property taxes by reason of such ownership, and the City agrees that it will cooperate with the Company to defend, at the sole expense of the Company, such exemption against all parties. The City and the Company further acknowledge and agree that the City's obligations hereunder are contingent upon the Company making those payments as set forth in Section
5.04 of the Grant Agreement during the term of this Lease. The terms and conditions of the Grant Agreement are incorporated herein as if fully set forth herein.


                                   ARTICLE VII

                                    INSURANCE

     Section 7.1. Title Insurance. The Company will purchase, on behalf of the City and the Trustee, at its expense, from a company duly qualified to issue such insurance in the State of Missouri, an owner's policy of title insurance in the amount of not less than $1,290,910, subject only to Permitted Encumbrances. Copies of said policy will be delivered to the Trustee by the Company not later than 90 days after the date of issuance of the Bonds.

     Section 7.2. Property Insurance.

     (a) The  Company  shall  at its sole  cost and  expense  obtain  and  shall maintain throughout the Lease Term, a policy or policies of insurance (including, if appropriate, builder's risk insurance) to keep the Project constantly insured against loss or damage by fire, lightning and all other risks covered by the extended coverage insurance endorsement then in use in the State of Missouri in an amount equal to the Full Insurable Value thereof (subject to reasonable loss deductible provisions). The insurance required pursuant to this Section shall be maintained at the Company's sole cost and expense, shall be maintained with a generally recognized responsible insurance company or companies authorized to do business in the State of Missouri or generally recognized international insurers or reinsurers with an A.M. Best rating of "A-" or the equivalent thereof as may be selected by the Company. Copies of the insurance policies required under this Section, or originals or certificates thereof shall be delivered by the Company upon request to the City and the Trustee. All such policies of insurance pursuant to this Section, and all renewals thereof, shall name the City, the Company and the Trustee as additional insureds as their respective interests may appear, and shall contain a provision that such insurance may not be canceled by the issuer thereof without at least 10 days' advance written notice to the City, the Company and the Trustee.

     (b) In the event of loss or damage to the Project, the Net Proceeds of property insurance carried pursuant to this Section shall be paid and applied as provided in Article IX of this Lease, or as may be directed by, or on behalf of, the Owners of 100% in principal amount of the Bonds outstanding.

     Section 7.3. Public Liability Insurance.

     (a) The Company shall at its sole cost and expense maintain or cause to be maintained at all times during the Lease Term general accident and public liability insurance (including but not limited to coverage for all losses whatsoever arising from the ownership, maintenance, operation or use of any automobile, truck or other motor vehicle), under which the City and the Trustee shall be named as additional insureds, properly protecting and indemnifying the City and the Trustee, in an amount not less than the limitation on awards for liability in effect from time to time under R.S. Mo. Section 537.610 for bodily injury (including death) and property damage combined single limit each occurrence (with excess coverage in an amount not less than $6,000,000 and each subject to reasonable loss deductible clauses not to exceed the amounts normally or generally carried by the Company or its affiliates). The policies of said insurance shall contain a provision that such insurance may not be canceled by the issuer thereof without at least 10 days' advance written notice to the City, the Company and the Trustee. Such policies or copies or certificates thereof shall be furnished to the Trustee upon request.

     (b) In the event of a public liability occurrence, the Net Proceeds of liability insurance carried pursuant to this Section shall be applied toward the extinguishment or satisfaction of the liability with respect to which such proceeds have been paid.

     Section 7.4. Blanket Insurance Policies. The Company may satisfy any of the insurance requirements set forth in this Article by using blanket policies of insurance, provided each and all of the requirements and specifications of this Article respecting insurance are complied with.

     Section 7.5. Worker's Compensation. The Company agrees throughout the Lease Term to maintain or cause to be maintained the Worker's Compensation coverage or the approval to self insure as required by the laws of the State of Missouri.

                                  ARTICLE VIII

                            ALTERATION OF THE PROJECT

     Section 8.1. Additions, Modifications and Improvements of the Project.

     (a) The Company shall have and is hereby given the right, at its sole cost and expense, to make such additions, modifications and improvements in and to any part of the Project as the Company from time to time may deem necessary or desirable for its business purposes. All additions, modifications and improvements made by the Company pursuant to the authority of this Section shall
(i) be made in a good and workmanlike manner and in material compliance with all material laws and ordinances applicable thereto, (ii) when commenced, be prosecuted to completion with due diligence, and (iii) when completed, be deemed a part of the Project; provided, however, that additions of machinery and equipment installed in the Project by the Company not purchased or acquired from funds deposited with the Trustee hereunder shall remain the property of the Company and may be removed by the Company, and are not part of the Project; provided, further, that prior to the Company making improvements which are to become part of the Project, the City and the Company shall agree upon additional grant payments, the issuance of Additional Bonds and other matters related to the improvements of the Project and amend or supplement the Grant Agreement, if necessary, and the Indenture, if necessary, regardless of the improvements being made pursuant to this Section 8.1 or pursuant to Section 8.3 hereof.

     (b) Notwithstanding anything herein to the contrary, any repairs and maintenance of the Project Equipment or pursuant to the provisions of Article IX of this Lease shall be deemed to be part of the Project regardless of whether the same is paid for from funds deposited with the Trustee, and the Company shall not be obligated to make additional grant payments or otherwise amend the Grant Agreement in respect thereof.

     Section 8.2. Removal of Project Equipment. The Company shall have the right, provided the Company is not in default in the payment of Basic Rent or Additional Rent hereunder, to remove from the Project and (on behalf of the City) sell, exchange or otherwise dispose of, without responsibility or accountability to the City or the Trustee with respect thereto, any items of the Project Equipment which (a) the Company shall certify to the Trustee have become inadequate, obsolete, worn out, unsuitable, undesirable or unnecessary or are otherwise no longer useful to the Company in its operations conducted on or in the Project, or (b) the Company shall certify to the Trustee have a value of less than $1,000,000. The Trustee shall amend the list of Project Equipment maintained by it pursuant to Section
10.8 hereof upon receipt of such certificates.

     In all cases, the Company shall pay all the costs and expenses of any such removal and shall promptly repair at its expense all damage to the Project caused thereby in a good and workmanlike manner.

     Section 8.3. Additional Improvements on the Project Site. The Company shall have and is hereby given the right, at its sole cost and expense, to construct on portions of the Project Site not theretofore occupied by buildings or improvements such additional buildings and improvements as the Company from time to time may deem necessary or desirable for its business purposes. All additional buildings and improvements constructed on the Project Site by the Company pursuant to the authority of this Section shall, during the life of this Lease, remain the property of the Company and may be added to, altered or razed and removed by the Company at any time. All additional buildings and improvements shall be made in a good and workmanlike manner and in material compliance with all material laws and ordinances applicable thereto and when commenced be prosecuted to completion with due diligence. The Company covenants and agrees (a) to make any repairs and restorations required to be made to the Project because of the construction of, addition to, alteration or removal of said additional buildings or improvements, and (b) to promptly and with due diligence either raze and remove or repair, replace or restore any of said additional buildings and improvements as may from time to time be damaged by fire or other casualty. The Company shall pay all ad valorem taxes and assessments payable with respect to such additional buildings and improvements which remain the property of the Company.

     Section 8.4. Permits and Authorizations. The Company shall not do or permit others under its control to do any work on the Project related to any repair, rebuilding, restoration, replacement, modification or addition to the Project, or any part thereof, unless all requisite municipal and other governmental permits and authorizations shall have been first procured. The City agrees to act promptly on all requests for such municipal permits and authorizations; provided that nothing in this Lease shall obligate the City to grant any permits, authorizations or approvals other than those which the City would grant in the course of and pursuant to its normal review procedures and standards for such matters. All such work shall be done in a good and workmanlike manner and in material compliance with all applicable material building and zoning laws and governmental regulations and requirements, and in accordance with the requirements, rules and regulations of all insurers under the policies required to be carried under the provisions of Article VII hereof.

     Section 8.5. Mechanics' Liens.

     (a) The Company will not directly or indirectly create, incur, assume or suffer to exist any lien on or with respect to the Project, except Permitted Encumbrances, and the Company shall promptly, at its own expense, take such action as may be necessary to fully discharge or release any such lien. Whenever and as often as any mechanics' or other similar lien is filed against the Project, or any part thereof, purporting to be for or on account of any labor done or materials or services furnished in connection with any work in or about the Project, the Company shall discharge the same of record. Notice is hereby given that the City shall not be liable for any labor or materials furnished the Company or anyone claiming by, through or under the Company upon credit, and that no mechanics' or other similar lien for any such labor, services or materials shall attach to or affect the reversionary or other estate of the City in and to the Project or any part thereof.

     (b) Notwithstanding paragraph (a) above, the Company shall have the right to contest any such mechanics' or other similar lien if it notifies the City and the Trustee in writing of its intention so to do, and ovided the Company diligently prosecutes such contest, at all times effectively stays or prevents any official or judicial sale of the Project, or any part thereof or interest therein, under execution or otherwise, and pays or otherwise satisfies any final judgment enforcing such contested lien claim and thereafter promptly procures record release or satisfaction thereof. The Company shall hold the City whole and harmless from any loss, costs or expenses the City may incur related to any such contest. The City shall cooperate fully with the Company in any such contest.

     Section 8.6. Option to Purchase Unimproved Portions of the Project Site. The City hereby grants to the Company the right at any time and from time to time to purchase any unimproved portion or portions of the Project Site. For the purposes of this Section "unimproved" shall mean real property upon which no Project Improvements are located, but excluding improvements relating to streets, sidewalks, bridges, storm water, grading, utility, parking or other similar improvements. As conditions to such purchase, the City and the Trustee shall receive from the Company at least 30 days prior to the proposed date for completing the purchase the following (a) a written certificate from the Company to the effect (i) that the Company desires to purchase an unimproved portion of the Project Site, (ii) the proposed date for completing the purchase, and (iii) that the Company is not in material default under any of the provisions of this Lease Agreement, (b) an adequate legal description of that portion (together with the interest in such portion) of the property to be purchased, (c) a certificate of an independent engineer or surveyor, dated not more than 30 days prior to the date of the request stating that, in the opinion of the person signing such certificate; (i) the unimproved portion of the Project Site is unimproved within the definition contained in this Section, (ii) the unimproved portion of the Project Site so proposed to be purchased is not needed for the operation of the Project, and (iii) the proposed purchase will not impair the usefulness of the Project for its intended purposes and will not destroy the means of ingress thereto and egress therefrom, and (d) the written consent of the Owners of all of the Bonds.

     The purchase price for such unimproved portion of the Project Site shall be its fair market value as determined by the Owners of all of the Bonds and shall be received in writing by the City and the Trustee at least 10 days prior to the proposed date for completing the purchase. Such purchase price shall be paid to the Trustee at the time the City executes and delivers a special warranty deed conveying the property which is to be purchased to the Company. The Trustee shall deposit such amount (if any) into the Bond Fund. If such amount is more than $1,000, such amount shall be used by the Trustee to redeem Bonds in accordance with Section 302(a) of the Indenture. If such amount is $1,000 or less the Trustee shall apply such amount to the next interest payment on the Bonds.

     Upon the City's receipt of written notice from the Trustee that the Trustee has received all of the items required by this Section, the Mayor and City Clerk of the City shall execute a special warranty deed conveying such property to the Company and shall deliver such deed to the Company. Such special warranty deed shall be subject to the following: (a) those liens and encumbrances, if any, to which title to that portion of the Project Site was subject when conveyed to the City; (b) those liens and encumbrances created by the Company or to the creation or suffering of which the Company consented; (c) those liens and encumbrances resulting from the failure of the Company to perform or observe any agreement on its part contained in this Lease; (d) Permitted Encumbrances other than the Indenture, this Lease and the Deed of Trust; and (e) if the unimproved portion of the Project Site or any part thereof is being condemned, the rights and title of any condemning authority.

                                   ARTICLE IX

                      DAMAGE, DESTRUCTION AND CONDEMNATION

     Section 9.1. Damage or Destruction.

     (a) If the Project shall be damaged or destroyed by fire or any other casualty, whether or not covered by insurance, the Company, as promptly as practicable, shall either (i) make the determination described in subsection (f) below, or (ii) repair, restore, replace or rebuild the same so that upon completion of such repairs, restoration, replacement or rebuilding such Project shall be of a value not less than the value thereof immediately prior to the occurrence of such damage or destruction or, at the Company's option, shall construct upon the Project Site new buildings and improvements thereafter together with all new machinery, equipment and fixtures which are either to be attached to or are to be used in connection with the operation or maintenance thereof, provided that (A) the value thereof shall not be less than the value of such destroyed or damaged Project Improvements and/or Project Equipment immediately prior to the occurrence of such damage or destruction and (B) the nature of such new buildings, improvements, machinery, equipment and fixtures will not impair the character of the Project as an enterprise permitted by the Act.

     If the Company shall elect to construct any such new buildings and improvements, for all purposes of this Lease, any reference to the words "Project Improvements" shall be deemed to also include any such new buildings and improvements and all additions thereto and all replacements and alterations thereof and any reference to the words "Project Equipment" shall be deemed to include any such new machinery, equipment and fixtures which are either attached to or are used in connection with the operation or maintenance of such new buildings and improvements and all additions or replacements thereof.

     Unless the Company makes the determination described in subsection (f) below, the Net Proceeds of casualty insurance required by Article VII hereof received with respect to such damage or loss to the Project shall be used to pay the cost of repairing, restoring, replacing or rebuilding the Project or any part thereof. Insurance monies in an amount less than $5,000,000 may be paid to or retained by the Company to be paid for such costs. Insurance monies in an amount of $5,000,000 or more shall be paid to the Trustee to be used as provided herein. If the Company makes the determination described in subsection (f) below, the Net Proceeds shall be deposited with the Trustee and used to redeem Bonds as provided in subsection (f).

     (b) If any of the insurance monies paid by the insurance company as hereinabove provided shall remain after the completion of such repairs, restoration, replacement or rebuilding, and this Lease shall not have terminated, the excess shall be deposited in the Bond Fund, subject to the rights pursuant to any Leasehold Mortgage or Financing Document. If the Net Proceeds shall be insufficient to pay the entire cost of such repairs, restoration, replacement or rebuilding, the Company shall pay the deficiency.

     (c) Except as otherwise provided in this Lease, in the event of any such damage by fire or any other casualty, the provisions of this Lease shall be unaffected and the Company shall remain and continue liable for the payment of all Basic Rent and Additional Rental and all other charges required hereunder to be paid by the Company, as though no damage by fire or any other casualty has occurred.

     (d) The City and the Company agree that they will cooperate with each other, to such extent as such other party may reasonably require, in connection with the prosecution or defense, at the expense of the Company, of any action or proceeding arising out of, or for the collection of any insurance monies that may be due in the event of, any loss or damage, and that they will execute and deliver to such other parties such instruments as may be required to facilitate the recovery of any insurance monies.

     (e) The Company agrees to give prompt notice to the City, the Trustee, the mortgagee under the Leasehold Mortgage (if any) and the Financing Party under the Financing Document (if any) with respect to all fires and any other casualties occurring in, on, at or about the Project.

     (f) If the Company shall determine that rebuilding, repairing, restoring or replacing the Project is not practicable and desirable, any Net Proceeds of casualty insurance required by Article VII hereof received with respect to such damage or loss shall, after payment of all Additional Rent then due and payable, be paid into the Bond Fund and shall be used, at the option of the Company, to redeem Bonds on the earliest practicable redemption date or to pay the principal of any Bonds as the same become due, all subject to rights of the mortgagee under the Leasehold Mortgage (if any) and the Financing Party under the Financing Documents (if any). The Company agrees to be reasonable in exercising its judgment pursuant to this subsection (f).

     (g) The Company shall not, by reason of its inability to use all or any part of the Project during any period in which the Project is damaged or destroyed or is being repaired, rebuilt, restored or replaced, nor by reason of the payment of the costs of such rebuilding, repairing, restoring or replacing, be entitled to any reimbursement from the City, the Trustee or the Bondowners or to any abatement or diminution of the rentals payable by the Company under this Lease or of any other obligations of the Company under this Lease except as expressly provided in this Section.

     Section 9.2. Condemnation.

     (a) If during the Lease Term, title to, or the temporary use of, all or any part of the Project shall be condemned by or sold under threat of condemnation to any authority possessing the power of eminent domain, to such extent that the claim or loss resulting from such condemnation is greater than $5,000,000, the Company shall, within 90 days after the date of entry of a final order in any eminent domain proceedings granting condemnation or the date of sale under threat of condemnation, notify the City, the Trustee, the mortgagee under the Leasehold Mortgage (if any) and the Financing Party under the Financing Document (if any) in writing as to the nature and extent of such condemnation or loss of title and whether it is practicable and desirable to acquire or construct substitute improvements.

     (b) If the Company shall determine that such substitution is practicable and desirable, the Company shall proceed promptly with and complete with reasonable dispatch the acquisition or construction of such substitute improvements, so as to place the Project in substantially the same condition as existed prior to the exercise of the said power of eminent domain, including the acquisition or construction of other improvements suitable for the Company's operations at the Project (which improvements will be deemed a part of the Project and available for use and occupancy by the Company without the payment of any rent other than herein provided, to the same extent as if such other improvements were specifically described herein and demised hereby); provided, that such improvements will be acquired by the City subject to no liens, security interests or encumbrances prior to the lien and/or security interest afforded by the Indenture, this Lease and the Deed of Trust other than Permitted Encumbrances. In such case, any Net Proceeds received from any award or awards with respect to the Project or any part thereof made in such condemnation or eminent domain proceedings, or of the sale proceeds, shall be applied in the same manner as provided in Section 9.1 hereof (with respect to the receipt of casualty insurance proceeds).

     (c) If the Company shall determine that it is not practicable and desirable to acquire or construct substitute improvements, any Net Proceeds of condemnation awards received by the Company shall, after payment of all Additional Rent then due and payable, be paid into the Bond Fund and shall be used, at the option of the Company, to redeem Bonds on the earliest practicable redemption date or to pay the principal of any Bonds as the same becomes due and payable, all subject to the rights of the mortgagee under the Leasehold Mortgage (if any) and Financing Party under the Financing Documents (if any).

     (d) The Company shall not, by reason of its inability to use all or any part of the Project during any such period of restoration or acquisition nor by reason of the payment of the costs of such restoration or acquisition, be entitled to any reimbursement from the City, the Trustee or the Bondowners or to any abatement or diminution of the rentals payable by the Company under this Lease nor of any other obligations hereunder except as expressly provided in this Section.

     (e) The City shall cooperate fully with the Company in the handling and conduct of any prospective or pending condemnation proceedings with respect to the Project or any part thereof, and shall, to the extent it may lawfully do so, permit the Company to litigate in any such proceeding in the name and on behalf of the City. The Company shall hold the City whole and harmless from any loss, costs or expenses the City may incur related to any such proceeding. In no event will the City voluntarily settle or consent to the settlement of any prospective or pending condemnation proceedings with respect to the Project or any part thereof without the prior written consent of the Company.

     Section 9.3. Bondowner Approval. Notwithstanding anything to the contrary contained in this Article IX, the proceeds of any insurance received subsequent to a casualty or of any condemnation proceedings (or threats thereof) may be applied as directed by the Owners of 100% of the principal amount of Bonds outstanding, subject and subordinate to the rights of the City and the Trustee pursuant to the Indenture, this Lease or the Grant Agreement.

                                    ARTICLE X

                                SPECIAL COVENANTS

     Section 10.1. No Warranty of Condition or Suitability by the City; Exculpation and Indemnification. The City makes no warranty, either express or implied, as to the condition of the Project or that it will be suitable for the Company's purposes or needs. The Company releases the City from, agrees that the City shall not be liable for and agrees to hold the City harmless against, any loss or damage to property or any injury to or death of any person that may be occasioned by any cause whatsoever pertaining to the Project or the use thereof; unless such loss is the result of the City's gross negligence or willful misconduct.

     Section 10.2. Surrender of Possession. Upon accrual of the City's right of re-entry because of the Company's default hereunder or upon the cancellation or termination of this Lease for any reason other than the Company's purchase of the Project pursuant to Article XI hereof, the Company shall peacefully surrender possession of the Project to the City; provided, however, the Company shall have the right within 90 days (or such later date as the City may agree to) after the termination of this Lease to remove from the Project Site any buildings, improvements, furniture, trade fixtures, machinery and equipment owned by the Company and not constituting part of the Project. All repairs to and restorations of the Project required to be made because of such removal shall be made by and at the sole cost and expense of the Company, and during said 90-day (or extended) period the Company shall bear the sole responsibility for and bear the sole risk of loss for said buildings, improvements, furniture, trade fixtures, machinery and equipment. All buildings, improvements, furniture, trade fixtures, machinery and equipment owned by the Company and which are not so removed from the Project prior to the expiration of said period shall be the separate and absolute property of the City.

     Section 10.3. Right of Access to the Project. The Company agrees that the City and the Trustee and their duly authorized agents shall have the right at reasonable times during normal business hours and, except in the event of emergencies, upon not less than one business day's prior notice, subject to the Company's usual safety and security requirements, to enter upon the Project Site
(a) to examine and inspect the Project without interference or prejudice to the Company's operations, (b) performing such work in and about the Project made necessary by reason of the Company's default under any of the provisions of this Lease, and (c) exhibiting the Project to prospective purchasers, lessees or trustees subsequent to an Event of Default.

     Section 10.4. Granting of Easements; Leasehold Mortgages and Financing Arrangements.

     (a) Subject to Section 10.4(c) and (d), if no Event of Default under this Lease shall have happened and be continuing, the Company may at any time or times (i) grant subleases (as permitted in Section 13.1(b) hereof), easements, licenses, rights-of-way (including the dedication of public highways) and other rights or privileges in the nature of easements that are for the direct use of the Project, or part thereof, by the grantee, (ii) release or terminate existing subleases, easements, licenses, rights-of-way and other rights or privileges, all with or without consideration and upon such terms and conditions as the Company shall determine, or (iii) incur Permitted Encumbrances. The Company may take such actions and may execute any applicable documents in the Company's own name. No separate signature of or authorization from the City shall be required for the execution and delivery of any such document, although the City agrees to execute and deliver such confirming documents as are described below, under the procedures described below, if the Company chooses to make such a request. All third parties entering into agreements with the Company or receiving delivery of or the benefit of such agreements or documents shall be entitled to rely upon the same as having been executed and delivered by the Company, unless such third party has actual notice that the agency herein granted by the City to the Company has been terminated by the City because of an uncured Event of Default hereunder. The City agrees that it will execute and deliver and will cause and direct the Trustee to execute and deliver any instrument necessary or appropriate to confirm and grant, release or terminate any such sublease, easement, license, right-of-way or other right or privilege or any such agreement  or other  arrangement,  upon  receipt by the City and the Trustee of:
(x) a copy of the instrument of grant, release or termination or of the agreement or other arrangement, (y) a written application signed by an Authorized Company Representative requesting such instrument, and (z) a certificate executed by an Authorized Company Representative stating that such grant or release is not detrimental to the proper conduct of the business of the Company, will not impair the effective use or interfere with the efficient and economical operation of the Project, will not materially adversely affect the security intended to be given by or under the Indenture and will be a Permitted Encumbrance. If no Event of Default shall have happened and be continuing beyond any applicable grace period, any payments or other consideration received by the Company for any such grant or with respect to or under any such agreement or other arrangement shall be and remain the property of the Company, but, subject to Sections 10.4(c) and (d), in the event of the termination of this Lease or Event of Default by the Company, all rights then existing of the Company with respect to or under such grant shall inure to the benefit of and be exercisable by the City and the Trustee.

     (b) The Company may mortgage the leasehold estate created by this Lease, without the City's consent, provided and upon condition that:

          (i) a duplicate original or certified copy or photostatic copy of each such mortgage, and the note or other obligation secured thereby, is delivered to the City within thirty (30) days after the execution thereof; and

          (ii) such mortgage shall contain a covenant to the effect that the net proceeds of all insurance policies and the condemnation award shall be held, used and applied for the purposes and in the manner provided for in this Lease.

     (c) The City acknowledges and agrees that the Company may finance and refinance its rights and interests in the Project, this Lease and the leasehold estate created hereby and, in connection therewith, the Company may execute Financing Documents with one or more Financing Parties. Notwithstanding anything contained to the contrary in this Lease, the Company shall have the right, at any time and from time to time, to execute one or more Financing Documents without the consent of the City upon the terms contained in this Section 10.4. Notwithstanding anything contained to the contrary in this Lease (including without limitation Section 13.1(a)), the Company shall have the further right to sublease or assign this Lease, the leasehold estate, any sublease and rights in connection therewith, and/or grant liens or security interests therein, to any Financing Party (or to the designee, nominee, assignee or transferee of such Financing Party), without the consent of the City.

     (d) Upon notice by the Company to the City in writing that it has executed one or more Financing Documents under which it has granted rights in this Lease to a Financing Party, which includes the name and address of such Financing Party, then the following provisions shall apply in respect of each such Financing Party:

          (i) there shall be no merger of this Lease or of the leasehold estate created hereby with the fee title to the Project, notwithstanding that this Lease or said leasehold estate and said fee title shall be owned by the same person or persons, without the prior written consent of such Financing Party;

          (ii) the City shall serve upon each such Financing Party (at the address, if any, provided to the City) a copy of each notice of the occurrence of an Event of Default and each notice of termination given to the Company under this Lease, at the same time as such notice is served upon the Company. No such notice to the Company shall be effective unless a copy thereof is thus served upon each Financing Party;

          (iii) each Financing Party shall have the same period of time which the Company has, after the service of any required notice upon it, within which to remedy or cause to be remedied any payment default under this Lease which is the basis of the notice plus thirty (30) days, and the City shall accept performance by such Financing Party as timely performance by the Company;

          (iv) the City may exercise any of its rights or remedies with respect to any other Event of Default by the Company, subject to the rights of the Financing Parties under this Section 10.4(d) as to such other events of default;

          (v) in case of the occurrence and continuance of an Event of Default by the Company under this Lease, other than a default in the payment of money, the City shall take no action to effect a termination of this Lease by service of a notice or otherwise, without first giving notice thereof to each such Financing Party and permitting such Financing Party (or its designee, nominee, assignee or transferee) a reasonable time within which to remedy such default in the case of an

     Event of Default which is susceptible of being cured (provided that the period to remedy such event of default shall continue beyond any period set forth in the Lease to effect said cure so long as the Financing Party (or its designee, nominee, assignee or transferee) is diligently prosecuting such cure); provided that the Financing Party (or its designee, nominee, assignee or transferee) shall pay or cause to be paid to the City and the Trustee all expenses, including reasonable counsel fees, court costs and disbursements incurred by the City or the Trustee in connection with any such default; and

          (vi) the Financing Parties (and their designees, nominees, assignees or transferees) shall have the right to enter, possess and use the Project at such reasonable times and manner as are necessary or desirable to effectuate the remedies and enforce their respective rights under the Financing Documents.

     (e) In connection with the execution of one or more Financing Documents, upon the request of the Company, the City agrees to execute such documents as shall be reasonably requested by a Financing Party and which are usual and customary in connection with the closing of the financing or refinancing pursuant to the Financing Documents. The Company agrees to indemnify the City for any and all costs and expenses incurred by the City, including reasonable attorneys' fees and expenses, as a result of such request.

     Section 10.5. Indemnification of City and Trustee. The Company shall indemnify and save the City and the Trustee and their governing body members, officers, agents, servants, employees, and independent contractors harmless from and against all claims, demands, costs, liabilities, damages or expenses, including attorneys' fees, by or on behalf of any person, firm or corporation arising from the conduct or management of, or from any work or thing done in, on or about, the Project during the Lease Term, and against and from all claims, demands, costs, liabilities, damages or expenses, including attorneys' fees, arising during the Lease Term from (a) any condition of the Project, (b) any breach or default on the part of the Company in the performance of any of its obligations under this Lease, or any action requested of the City by the Company related to this Lease, (c) any contract entered into in connection with the purchase or improvement of the Project, (d) any act of negligence of the Company or of any of its agents, contractors, servants, employees or licensees, (e) any act of negligence of any assignee or sublessee of the Company, or of any agents, contractors, servants, employees or licensees of any assignee or sublessee of the Company, (f) obtaining any applicable state and local sales and use tax exemptions for materials or goods that become part of the Project, and (g) any violation of Section 107.170 of the Revised Statutes of Missouri, as amended; provided, however, the indemnification contained in this Section 10.5 shall not extend to the City or Trustee if such claims, demands, costs, liabilities, damages or expenses, including attorneys' fees, are (i) the result of work being performed at the Project by employees or agents of the City, or (ii) the result of the City's gross negligence or willful misconduct. Upon notice from the City or the Trustee, the Company shall defend them or either of them in any such action or proceeding to which they are entitled to indemnification as provided herein. This Section 10.5 shall survive any termination of this Lease.

     Section 10.6. Depreciation, Investment Tax Credit and Other Tax Benefits. The City agrees that any depreciation, investment tax credit or any other tax benefits with respect to the Project or any part thereof shall be made available to the Company, and the City will fully cooperate with the Company in any effort by the Company to avail itself of any such depreciation, investment tax credit or other tax benefits.

     Section 10.7. Company to Maintain its Existence. The Company agrees that until the Bonds are paid or payment is provided for in accordance with the terms of the Indenture, it will maintain its existence, and will not dissolve or otherwise dispose of all or substantially all of its assets; provided, however, that the Company may, without violating the agreement contained in this Section, consolidate with or merge into another Person or permit one or more other Persons to consolidate with or merge into it, or may sell or otherwise transfer to another Person all or substantially all of its assets as an entirety and thereafter dissolve, provided, the surviving, resulting or transferee Person (a) expressly assumes in writing all the obligations of the Company contained in this Lease, and (b) (i) the senior long term debt of such Person or the senior long term debt of an entity controlled by, under common control with or controlling such Person, is rated at least Baa3 by Moody's Investors Service, Inc. (or any successor agency) or BBB- by Standard & Poors Rating Service (or any successor agency), or (ii) such Person is controlled by, under common control with or controls the Company.

     Section 10.8. Security Interests. At the written request of the Owners of all of the Bonds, the City and the Company agree to enter into all instruments (including financing statements and statements of continuation) necessary for perfection of and continuance of the perfection of the security interests of the City and the Trustee in the Project. Upon the written instructions of the Owner of the Bonds, the Trustee shall file all instruments the Owner of the Bonds shall deem necessary to be filed and shall continue or cause to be continued such instruments for so long as the Bonds shall be Outstanding. The City and the Company shall cooperate with the Trustee in this regard by executing such continuation statements and providing such information as the Trustee may require to renew such statements. The Trustee shall maintain a file showing a description of all Project Equipment, said file to be compiled from the certificates furnished to the Trustee pursuant to Section 4.4 and Section 8.2 hereof.

     Section 10.9. Environmental Matters, Warranties, Covenants and Indemnities Regarding Environmental Matters.

     (a) As used in this Section, the following terms have the following meanings:

     "Environmental Laws" means any now-existing or hereafter enacted or promulgated federal, state, local, or other law, statute, ordinance, rule,
regulation  or  court  order   pertaining  to  (i)   environmental   protection,
regulation, contamination or clean-up, (ii) toxic waste, (iii) underground storage tanks, (iv) asbestos or asbestos-containing materials, or (v) the handling, treatment, storage, use or disposal of Hazardous Substances, including without limitation the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act, all as amended from time to time.

     "Hazardous Substances" means all (i) "hazardous substances" (as defined in 42 U.S.C. Sec. 9601(14)), (ii) "chemicals" subject to regulation under Title III of the Superfund Amendments and Reauthorization Act of 1986, as amended from time to time (iii) natural gas liquids, liquefied natural gas or synthetic gas,
(iv) any petroleum, petroleum-based products or crude oil, or (v) any other hazardous or toxic substances, wastes or materials, pollutants, contaminants or any other substances or materials which are included under or regulated by any Environmental Law.

     (b) The Company warrants and represents to the City and the Trustee that to the knowledge of the Company there are no conditions on the Project Site which are materially violative of any applicable Environmental Laws and no claims or demands have been asserted or made by any third parties arising out of, relating to or in connection with any Hazardous Substances on, or allegedly on, the Project Site for any injuries suffered or incurred, or allegedly suffered or incurred, by reason of the foregoing.

     (c) The Company will provide the City and the Trustee with copies of any notifications of releases of Hazardous Substances or of any environmental hazards or potential hazards which are given by or on behalf of the Company to any federal, state or local or other agencies or authorities or which are received by the Company from any federal, state or local or other agencies or authorities with respect to the Project Site. Such copies shall be sent to the City and the Trustee concurrently with their being mailed or delivered to the governmental agencies or authorities or within ten days after they are made or received by the Company. The Company will provide to the City for review only, any environmental assessment ("Assessments(s)") and reports regarding the correction or remediation of environmental issues addressed in the Assessment ("Report(s)") concerning the Project Site and the Project Improvements; upon the completion of the City's review of the Assessments and the Reports, the City shall immediately return to the Company all originals and copies of the Assessments and Reports.

     (d) The Company warrants and represents that the Company has provided the City and the Trustee with copies of all emergency and hazardous chemical inventory forms (hereinafter "Environmental Notices") that relate to the Project Site previously given, as of the date hereof, by the Company to any federal, state or local governmental authority or agency as required pursuant to the Emergency Planning and Community Right-to-Know Act of 1986, 42 U.S.C.A. Sec. 11001 et seq., or any other applicable Environmental Laws. The Company will provide the City and the Trustee with copies of all Environmental Notices that relate to the Project Site subsequently sent to any such governmental authority or agency as required pursuant to the Emergency Planning and Community Right-to-Know Act of 1986 or any other applicable Environmental Laws. Such copies of subsequent Environmental Notices shall be sent to the City and the Trustee concurrently with their being mailed to any such governmental authority or agency.

     (e) The Company will use its reasonable best efforts to comply with and operate and at all times use, keep and maintain the Project and every part thereof (whether or not such property constitutes a facility, as defined in 42 U.S.C. Sec. 9601 et. seq.) in material conformance with all applicable Environmental Laws. Without limiting the generality of the foregoing, the Company will not use, generate, treat, store, dispose of or otherwise introduce any Hazardous Substance into or on the Project or any part thereof nor cause, suffer, allow or permit anyone else to do so except in the ordinary course of the operation of the Company's business and in compliance with all applicable Environmental Laws.

     (f) The Company agrees to indemnify, defend, protect and hold harmless the City and the Trustee from and against any and all claims, demands, costs, liabilities, damages or expenses, including reasonable attorneys' fees, arising from (i) any release (as defined in 42 U.S.C. Sec. 9601 (22)) or threat of a release, actual or alleged, of any Hazardous Substances, upon the Project or respecting any products or materials previously, now or thereafter located upon, delivered to or in transit to or from the Project, regardless of whether such release or threat of release or alleged release or threat of release has occurred prior to the date hereof or hereafter occurs and regardless of whether such release occurs as a result of any act, omission, negligence or misconduct of the Company or any third party or otherwise (except to the extent such release occurs as a result of any grossly negligent act or omission or willful misconduct of the City), (ii) (A) any violation now existing or hereafter arising (actual or alleged) of, or any other liability under or in connection with, any applicable Environmental Laws relating to or affecting the Project, or
(B) any violation now existing or hereafter arising, actual or alleged, or any other liability, under or in connection with, any applicable Environmental Laws relating to any products or materials previously, now or hereafter located upon, delivered to or in transit to or from the Project, regardless of whether such violation or alleged violation or other liability is asserted or has occurred or arisen prior to the date hereof or hereafter is asserted or occurs or arises and regardless of whether such violation or alleged violation or other liability occurs or arises, as the result of any act, omission, negligence or misconduct of the Company or any third party or otherwise (except to the extent such release occurs as a result of any negligent act or omission or misconduct of the
City), (iii) any assertion by any third party of any claims or demands for any loss or injury arising out of, relating to or in connection with any Hazardous Substances on or allegedly on the Project Site, or (iv) any breach, falsity or failure of any of the representations, warranties, covenants and agreements contained in this Section. This subsection (f) shall survive any termination of this Lease.

                                   ARTICLE XI

                  OPTION AND OBLIGATION TO PURCHASE THE PROJECT

     Section 11.1. Option to Purchase the Project. The Company shall have, and is hereby granted, the option to purchase the Project at any time, prior to the expiration of the Lease Term upon payment in full of all Bonds then outstanding or provision for their payment having been made pursuant to Article XIII of the Indenture. To exercise such option the Company shall give written notice to the City and to the Trustee, if any of the Bonds shall then be unpaid or provision for their payment shall not have been made in accordance with the provisions of the Indenture, and shall specify therein the date of closing such purchase, which date shall be not less than 30 nor more than 90 days from the date such notice is mailed, and in case of a redemption of the Bonds in accordance with the provisions of the Indenture the Company shall make arrangements satisfactory to the Trustee for the giving of the required notice of redemption. The purchase price payable by the Company in the event of its exercise of the option granted in this Section shall be the sum of the following:

          (a) an amount of money which, when added to the amount then on deposit in the Bond Fund, will be sufficient to redeem all the then outstanding Bonds on the earliest redemption date next succeeding the closing date, including, without limitation, principal and interest to accrue to said redemption date and redemption expense; plus

          (b) an amount of money equal to the Trustee's and the Paying Agent's agreed to and reasonable fees and expenses under the Indenture accrued and to accrue until such redemption of the Bonds; plus

          (c) an amount of money equal to all Grant payments due and payable pursuant to the Grant Agreement which shall have accrued as of the date of purchase; plus

          (d) the sum of $1,000.

     At its option, to be exercised at least 5 Business Days prior to the date of closing such purchase, the Company may deliver to the Trustee for cancellation Bonds not previously paid, and the Company shall receive a credit against the purchase price payable by the Company in an amount equal to 100% of the principal amount of the Bonds so delivered for cancellation, plus the accrued interest thereon.

     Section 11.2. Conveyance of the Project. At the closing of the purchase of the Project pursuant to this Article, the City will upon receipt of the purchase price deliver, or cause to be delivered, to the Company the following:

          (a) If the Indenture shall not at the time have been satisfied in full, a release from the Trustee of the Project from the lien and/or security interest of the Indenture, the Deed of Trust and this Lease.

          (b) Documents, including without limitation a special warranty deed, conveying to the Company legal title to the Project, as it then exists, subject to the following: (i) those liens and encumbrances, if any, to which title to the Project was subject when conveyed to the City;
     (ii) those liens and encumbrances created by the Company or to the creation or suffering of which the

     Company consented; (iii) those liens and encumbrances resulting from the failure of the Company to perform or observe any of the agreements on its part contained in this Lease; (iv) Permitted Encumbrances other than the Indenture, this Lease and the Deed of Trust; and (v) if the Project or any part thereof is being condemned, the rights and title of any condemning authority.

     Section 11.3. Relative Position of Option and Indenture. The options and obligation to purchase the Project granted to the Company in this Article shall be and remain prior and superior to the Indenture and may be exercised whether or not the Company is in default under this Lease, provided that such default will not result in nonfulfillment of any condition to the exercise of any such option and further provided that all options herein granted shall terminate upon the termination of this Lease.

     Section 11.4. Obligation to Purchase the Project. The Company hereby agrees to purchase, and the City hereby agrees to sell, the Project (a) for the sum of $1,000 at the expiration of the Lease Term following full payment of the Bonds or provision for payment thereof having been made in accordance with the provisions of the Indenture, and (b) at least 30 days and not more than 90 days subsequent to the early termination of the Grant Agreement, in an amount sufficient to redeem all the then Outstanding Bonds, plus accrued interest, the reasonable fees and expenses of the Trustee and the sum of $1,000.


                                   ARTICLE XII

                              DEFAULTS AND REMEDIES

     Section 12.1. Events of Default. If any one or more of the following events shall occur and be continuing, it is hereby defined as and declared to be and to constitute an "Event of Default" or "default" under this Lease:

          (a) Default in the due and punctual payment of Basic Rent or Additional Rent, and such default shall continue for 10 days after the City or the Trustee has given the Company written notice specifying such default (or such longer period as shall be reasonably required to cure such default; provided that (i) the Company has commenced such cure within said 10-day period, and (ii) the Company diligently prosecutes such cure to completion); or

          (b) Default in the due observance or performance of any other covenant, agreement, obligation or provision of this Lease on the Company's part to be observed or performed, and such default shall continue for 60 days after the City or the Trustee has given the Company written notice specifying such default (or such longer period as shall be reasonably required to cure such default; provided that (i) the Company has commenced such cure within said 60-day period, and (ii) the Company diligently prosecutes such cure to completion); or

          (c) The Company shall: (i) admit in writing its inability to pay its debts as they become due; or (ii) file a petition in bankruptcy or for reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the United States bankruptcy code as now or in the future amended or any other similar present or future federal or state statute or regulation, or file a pleading asking for such relief; or (iii) make an assignment for the benefit of creditors; or (iv) consent to the appointment of a trustee, receiver or liquidator for all or a major portion of its property or shall fail to have the appointment of any trustee, receiver or liquidator made without the Company's consent or acquiescence, vacated or set aside; or (v) be finally adjudicated as bankrupt or insolvent under any federal or state law; or (vi) be subject to any proceeding, or suffer the entry of a final and non-appealable court order, under any federal or state law appointing a trustee, receiver or liquidator for all or a major part of its property or ordering the winding-up or liquidation of its affairs, or approving a petition filed against it under the United States bankruptcy code, as now or in the future amended, which order or proceeding, if not consented to by it, shall not be dismissed, vacated, denied, set aside or stayed within 90 days after the day of entry or commencement; or (vii) suffer a writ or warrant of attachment or any similar process to be issued by any court against all or any substantial portion of its property, and such writ or warrant of attachment or any similar process is not contested, stayed, or is not released within 60 days after the final entry, or levy or after any contest is finally adjudicated or any stay is vacated or set aside; or

          (d) The Company shall vacate or abandon the Project, or shall have been ejected from the Project or any material portion thereof by reason of a defect in title to the Project, and the same shall remain uncared for and unoccupied for a period of 90 days; or

          (e) The Company shall fail to (i) pay amounts due under the Grant Agreement or (ii) comply with the other material terms of the Grant Agreement, and such default shall continue for sixty (60) days after the City, the Trustee or any other party to the Grant Agreement has given the Company written notice specifying such default (or such longer period as shall be reasonably required to cure such default; provided that (A) the Company has commenced such cure within such sixty (60) day period, and (B) the Company diligently prosecutes such cure to completion.

     Section 12.2.  Remedies on Default.  If any Event of Default referred to in
Section 12.1 hereof shall have occurred and be continuing, then the City may at the City's election (subject, however, to any restrictions against acceleration of the maturity of the Bonds or termination of this Lease in the Indenture), then or at any time thereafter, and while such default shall continue, take any one or more of the following actions:

     (a) cause all amounts payable with respect to the Bonds for the remainder of the term of this Lease to become due and payable, as provided in the Indenture;

     (b) give the Company written notice of intention to terminate this Lease on a date specified therein, which date shall not be earlier than 60 days after such notice is given, and if all defaults have not then been cured, on the date so specified, the Company's rights to possession of the Project shall cease and this Lease shall thereupon be terminated, and the City may re-enter and take possession of the Project; or

     (c) without terminating this Lease, re-enter the Project to take possession thereof pursuant to legal proceedings or pursuant to any notice provided for by law, and having elected to re-enter or take possession of the Project without terminating this Lease, the City shall use reasonable diligence to relet the Project, or parts thereof, for such term or terms and at such rental and upon such other terms and conditions as the City may deem advisable, with the right to make alterations and repairs to the Project, and no such re-entry or taking of possession of the Project by the City shall be construed as an election on the City's part to terminate this Lease, and no such re-entry or taking of possession by the City shall relieve the Company of its obligation to pay Basic Rent or Additional Rent (at the time or times provided herein), or any of its other obligations under this Lease, all of which shall survive such re-entry or taking of possession, and the Company shall continue to pay the Basic Rent and Additional Rent provided for in this Lease until the end of this Lease Term, whether or not the Project shall have been relet, less the Net Proceeds, if any, of any reletting of the Project after deducting all of the City's reasonable expenses in or in connection with such reletting, including without limitation all repossession costs, brokerage commissions, legal expenses, expenses of employees, expenses for title reports, commitments or policies, alteration costs and expenses of preparation for reletting. Said Net Proceeds of any reletting shall be deposited in the Bond Fund. Having elected to re-enter or take possession of the Project without terminating this Lease, the City may (subject, however, to any restrictions against termination of this Lease in the Indenture), by notice to the Company given at any time thereafter while the Company is in default in the payment of Basic Rent or Additional Rent or in the performance of any other obligation under this Lease, elect to terminate this Lease on a date to be specified in such notice, which date shall be not earlier than 30 days after re-entry under (c) above, and if all defaults shall not have then been cured, on the date so specified this Lease shall thereupon be terminated. If in accordance with any of the foregoing provisions of this Article the City shall have the right to elect to re-enter and take possession of the Project, the City may enter and expel the Company and those claiming through or under the Company and remove the property and effects of both or either without being guilty of any manner of trespass and without prejudice to any remedies for arrears of rent or preceding breach of covenant. The City may take whatever action at law or in equity which may appear necessary or desirable to collect rent then due and thereafter to become due, or to enforce performance and observance of any obligation, agreement or covenant of the Company under this Lease.

     Section 12.3. Survival of Obligations. The Company covenants and agrees with the City and Bondowners that its obligations under this Lease shall survive the cancellation and termination of this Lease, for any cause, and that the Company shall continue to pay the Basic Rent and Additional Rent and perform all other obligations provided for in this Lease, all at the time or times provided in this Lease; provided, however, that upon the payment of all Basic Rent and Additional Rent required under Article V hereof, and upon the satisfaction and discharge of the Indenture under Section 1301 thereof, the Company's obligation under this Lease shall thereupon cease and terminate in full.

     Section 12.4. Rights and Remedies Cumulative. The rights and remedies reserved by the City and the Company hereunder and those provided by law shall be construed as cumulative and continuing rights. No one of them shall be exhausted by the exercise thereof on one or more occasions. The City and the Company shall each be entitled to specific performance and injunctive or other equitable relief for any breach or threatened breach of any of the provisions of this Lease, notwithstanding availability of an adequate remedy at law, and each party hereby waives the right to raise such defense in any proceeding in equity. The City agrees that neither the City nor the Trustee shall enforce any right or obligation hereunder (except for the City's or the Trustee's right to receive payments for their own account under the Indenture, the Lease, the Grant Agreement or any other agreement related to the Bonds or for their rights of indemnification or to be protected from liabilities by insurance policies required by this Lease) if so directed in writing by the Owners of 100% of the Outstanding Bonds.

     Section 12.5. Waiver of Breach. No waiver of any breach of any covenant or agreement herein contained shall operate as a waiver of any subsequent breach of the same covenant or agreement or as a waiver of any breach of any other covenant or agreement, and in case of a breach by the Company of any covenant, agreement or undertaking by the Company, the City may nevertheless accept from the Company any payment or payments hereunder without in any way waiving City's right to exercise any of its rights and remedies provided for herein with respect to any such default or defaults of the Company which were in existence at the time such payment or payments were accepted by the City.

     Section 12.6. Opportunity of Company to Cure Defaults. With regard to any alleged default concerning which notice is given to the Company under the provisions of this Article, the City hereby grants the Company full authority for account of the City to perform any covenant or obligation, the nonperformance of which is alleged in said notice to constitute a default, in the name and stead of the City, with full power to do any and all things and acts to the same extent that the City could do and perform any such things and acts in order to remedy such default.

     Section 12.7. Trustee's Exercise of the City's Remedies. Whenever any event of default shall have occurred and be continuing, the Trustee may, but except as otherwise provided in the Indenture shall not be obliged to, exercise any or all of the rights of the City under this Article, upon notice as required of the City unless the City has already given the required notice. In addition, the Trustee shall have available to it all of the remedies prescribed by the Indenture.


                                  ARTICLE XIII

                             ASSIGNMENT AND SUBLEASE

     Section 13.1. Assignment; Sublease.

     (a) Subject to Sections 10.4(c) and (d), the Company shall have the right to assign, transfer, encumber or dispose of this Lease or any interest therein or part thereof for any lawful purpose under the Act. With respect to any assignment, the Company shall comply with the following conditions:

          (1)  Such   assignment   shall  be  in  writing,   duly  executed  and
     acknowledged by the assignor and in proper form for recording;

          (2) Such assignment shall include the entire then unexpired term of this Lease; and

          (3) A duplicate original of such assignment shall be delivered to the City and the Trustee within ten (10) days after the execution thereof, together with an assumption agreement, duly executed and acknowledged by the assignee in proper form for recording, by which the assignee shall assume all of the terms, covenants and conditions of this Lease on the part of the Company to be performed and observed.

     (b) The Company shall have the right to sublet all or any part of the Project to one or more than one entity for any lawful purpose under the Act. The Company shall, within 10 days after the delivery thereof, furnish or cause to be furnished to the City and the Trustee a true and correct copy of each such sublease. Any sublease may provide, at the Company's option, that the City's consent shall not be required in respect of any further subletting thereunder if such further subletting is for a similar purpose as the original sublease and is for a purpose permissible under the Act.

     (c) Notwithstanding the foregoing, the right of the Company to assign or sublease any interests in this Lease without the prior consent of the City shall only be made (i) to any Person whose senior long term debt, or the senior long term debt of an entity controlled by, under common control with or controlling such Person is rated at least Baa3 by Moody's Investors Service, Inc. (or any successor agency) or BBB- by Standard & Poors Rating Service (or any successor agency); (ii) so long as the Company shall remain secondarily liable, to any Person, or (iii) to an entity controlled by or under common control with or controlling the Company. Any assignee of all the rights of the Company shall agree to be bound by the terms of this Lease, the Grant Agreement and any other documents related to the issuance of the Bonds. Upon such assignment of all the rights of the Company and agreement by the assignee to be bound by the terms of this Lease, the Grant Agreement and any other documents related to the Bonds, the Company shall be released from and have no further obligations under this Lease, the Grant Agreement or any agreement related to the issuance of the Bonds.

     Section 13.2. Assignment of Revenues by City. The City shall assign and pledge any rents, revenues and receipts receivable under this Lease, to the Trustee pursuant to the Indenture as security for payment of the principal of, interest and premium, if any, on the Bonds and the Company hereby consents to such pledge and assignment.

     Section 13.3. Prohibition Against Fee Mortgage of Project. Except pursuant to the Deed of Trust, the City shall not mortgage its fee interest in the Project, but may assign its interest in and pledge any moneys receivable under this Lease to the Trustee pursuant to the Indenture as security for payment of the principal of and interest on the Bonds.

     Section 13.4. Restrictions on Sale or Encumbrance of Project by City. During this Lease Term, the City agrees that, except to secure the Bonds to be issued pursuant to the Indenture, it will not sell, assign, encumber, mortgage, transfer or convey the Project or any interest therein.


                                   ARTICLE XIV

                      AMENDMENTS, CHANGES AND MODIFICATIONS

     Section 14.1. Amendments, Changes and Modifications. Except as otherwise provided in this Lease or in the Indenture, subsequent to the issuance of Bonds and prior to the payment in full of the Bonds (or provision for the payment thereof having been made in accordance with the provisions of the Indenture), this Lease may not be effectively amended, changed, modified, altered or terminated without the prior written consent of the Trustee, given in accordance with the provisions of the Indenture, which consent, however, shall not be unreasonably withheld.


                                   ARTICLE XV

                            MISCELLANEOUS PROVISIONS

     Section 15.1. Notices. All notices, certificates or other communications required or desired to be given hereunder shall be in writing and shall be deemed duly given when (a) mailed by registered or certified mail, postage prepaid, or (b) sent by overnight delivery or other delivery service which requires written acknowledgment of receipt by the addressee, addressed as follows:

                  (i)      To the City:
                                    City of Bowling Green, Missouri
                                    16 West Church
                                    Bowling Green, MO  63334
                                    ATTN:  Mayor

                  (ii)     To the Company:
                                    Union Electric Company d/b/a AmerenUE
                                    One Ameren Plaza
                                    1901 Chouteau Avenue
                                    St. Louis, MO   63103
                                    ATTN:  Treasurer

                           with a copy to:
                                    Union Electric Company d/b/a AmerenUE
                                    One Ameren Plaza
                                    1901 Chouteau Avenue
                                    St. Louis, MO   63103
                                    ATTN:  General Counsel

                  (iii)    To the Trustee:
                                    Commerce Bank, N.A.
                                    1000 Walnut, 6th Floor
                                    Kansas City, MO  64106
                                    ATTN:  Corporate Trust Department

     All notices given by certified or registered mail as aforesaid shall be deemed fully given as of the date they are so mailed. A duplicate copy of each notice, certificate or other communication given hereunder by either the City or the Company to the other shall also be given to the Trustee. The City, the Company and the Trustee may from time to time designate, by notice given hereunder to the others of such parties, such other address to which subsequent notices, certificates or other communications shall be sent.

     Section 15.2. City Shall Not Unreasonably Withhold Consents and Approvals. Wherever in this Lease it is provided that the City shall, may or must give its approval or consent, or execute supplemental agreements or schedules, the City shall not unreasonably, arbitrarily or unnecessarily withhold or refuse to give such approvals or consents or refuse to execute such supplemental agreements or schedules; provided, however, that nothing in this Lease shall be interpreted to affect the City's authority to approve or deny any matter within or without the Project which is subject to zoning, building permit or other regulatory approvals by the City.

     Section 15.3. Net Lease. The parties hereto agree (a) that this Lease shall be deemed and construed to be a net lease, (b) that the payments of Basic Rent are designed to provide the City and the Trustee funds adequate in amount to pay all principal of and interest accruing on the Bonds as the same become due and payable, (c) that to the extent that the payments of Basic Rent are not sufficient to provide the City and the Trustee with funds sufficient for the purposes aforesaid, the Company shall be obligated to pay, and it does hereby covenant and agree to pay, upon demand therefor, as Additional Rent, such further sums of money, in cash, as may from time to time be required for such purposes, and (d) that if after the principal of and interest on the Bonds and all costs incident to the payment of the Bonds (including the fees and expenses of the City and the Trustee) have been paid in full the Trustee or the City holds unexpended funds received in accordance with the terms hereof such unexpended funds shall, after payment therefrom of all sums then due and owing by the Company under the terms of this Lease, and except as otherwise provided in this Lease and the Indenture, become the absolute property of and be paid over forthwith to the Company.

     Section 15.4. No Pecuniary Liability. No provision, covenant or agreement contained in this Lease, the Indenture or the Bonds, or any obligation herein or therein imposed upon the City, or the breach thereof, shall constitute or give rise to or impose upon the City a pecuniary liability or a charge upon the general credit or taxing powers of the city of Bowling Green or the State of Missouri. Such limitation shall not apply to any liability or charge directly resulting from the City's breach of any provision, covenant or agreement contained herein.

     Section 15.5. Governing Law. This Lease shall be construed in accordance with and governed by the laws of Missouri.

     Section 15.6. Binding Effect. This Lease shall be binding upon and shall inure to the benefit of the City and the Company and their respective successors and assigns.

     Section 15.7.  Severability.  If for any reason any provision of this Lease
shall  be  determined  to  be  invalid  or   unenforceable,   the  validity  and
enforceability of the other provisions hereof shall not be affected thereby.

     Section 15.8. Execution in Counterparts. This Lease may be executed in several counterparts, each of which shall be deemed to be an original and all of which shall constitute but one and the same instrument.

     Section 15.9. Effective Date of Bond Documents. Notwithstanding anything to the contrary in the Lease, the Indenture, the Deed of Trust, the Bond Purchase Agreement, the Grant Agreement or any other document relating to the issuance of the Bonds or the transfer of the Project or Project Site to the City (collectively, the "Bond Documents"), unless waived in writing by the Company, none of the Bond Documents (except for the provisions in the Grant Agreement related to the improvements to the water system of the City which became effective immediately) shall be effective until the Company receives an order by the Missouri Public Service Commission and the Illinois Commerce Commission approving the transactions contemplated by the Bond Documents.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the parties hereto have caused this Lease to be executed in their respective names by their duly authorized signatories, all as of the date first above written.


                                        CITY OF BOWLING GREEN, MISSOURI



                                        By:   /s/ Boyd A. Haddock
                                            ------------------------------
                                                   Mayor

(Seal)

ATTEST:

  /s/ Barbara Allison
------------------------
      City Clerk




AmerenUE Project
Lease Agreement

                                        UNION ELECTRIC COMPANY
                                             d/b/a AMERENUE


                                        By:  /s/ Jerre E. Birdsong
                                            -------------------------------
                                        Name:    Jerre E. Birdsong
                                        Title:   Vice President & Treasurer


(Seal)

ATTEST:

By:   /s/ G. L. Waters
     ---------------------
Name:     G. L. Waters
Title:    Asst. Secretary







AmerenUE Project
Lease Agreement

                                 ACKNOWLEDGMENTS



STATE OF MISSOURI )
                  )  SS.
COUNTY OF PIKE    )


     BE IT REMEMBERED that on this 16 day of December, 2002, before me, the undersigned, a notary public in and for said county and state, came BOYD HADDOCK, Mayor of the CITY OF BOWLING GREEN, MISSOURI, a fourth class city duly authorized, incorporated and existing under and by virtue of the Constitution and laws of the State of Missouri, and BARBARA ALLISON, City Clerk, who are personally known to me to be the same persons who executed, as such officers, the within instrument on behalf of said City, and such persons duly acknowledged the execution of the same to be the act and deed of said City.

     IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal, the day and year last above written.



                                          /s/ Jennifer D. Robinson
                                          -----------------------------
                                                 Notary Public


My Appointment Expires:  My Commission Expires
                             August 6, 2006
                        ----------------------


AmerenUE Project
Lease Agreement

STATE OF MISSOURI )
                  ) SS.
CITY OF ST. LOUIS )


     BE IT REMEMBERED, that on this 17th day of December, 2002, before me the undersigned, a Notary Public in and for the County and State aforesaid, came Jerre E. Birdsong, a Vice President & Treasurer of UNION ELECTRIC COMPANY d/b/a AMERENUE, a Missouri corporation, who is personally known to me to be such officer, and who is personally known to me to be the same person who executed the within instrument on behalf of said corporation, and duly acknowledged the execution of the same to be the act and deed of said corporation.

     IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal, the day and year last above written.


                                          /s/ Carol A. Head
                                          -----------------------------
                                               Notary Public


My Appointment Expires:  9-23-2006
                        -------------

AmerenUE Project
Lease Agreement

                                                                  EXHIBIT 10.10

================================================================================



                                ________________

                                 TRUST INDENTURE

                          Dated as of December 1, 2002
                                ________________



                                     Between


                         CITY OF BOWLING GREEN, MISSOURI


                                       AND


                              COMMERCE BANK, N.A.,
                                   As Trustee




                                  Relating to:

                                  $125,000,000
                      (Aggregate Maximum Principal Amount)
                         City of Bowling Green, Missouri
                         Taxable Industrial Revenue Bond
                               (AmerenUE Project)
                                   Series 2002



================================================================================

                                 TRUST INDENTURE


                                TABLE OF CONTENTS

                                                                           Page
               Parties ......................................................1
               Recitals .....................................................1
               Granting Clauses .............................................1


                                    ARTICLE I

                                   DEFINITIONS

Section 101.   Definitions of Words and Terms ...............................3
Section 102.   Rules of Interpretation ......................................7


                                   ARTICLE II

                                    THE BOND

Section 201.   Title and Amount of Bonds ....................................7
Section 202.   Nature of Obligation .........................................8
Section 203.   Denomination, Number and Dating of Bonds .....................8
Section 204.   Method and Place of Payment of Bonds..........................8
Section 205.   Execution and Authentication of Bonds ........................9
Section 206.   Registration, Transfer and Exchange of Bonds .................9
Section 207.   Persons Deemed Owners of Bonds ..............................10
Section 208.   Authorization of the Bonds ..................................10
Section 209.   Authorization of Additional Bonds ...........................11
Section 210.   Mutilated, Lost, Stolen or Destroyed Bonds ..................12
Section 211.   Cancellation and Destruction of Bonds Upon Payment ..........12


                                   ARTICLE III

                               REDEMPTION OF BONDS

Section 301.   Redemption of Bonds Generally ...............................13
Section 302.   Redemption of Bonds .........................................13
Section 303.   Effect of Call for Redemption ...............................13
Section 304.   Notice of Redemption ........................................13

                                   ARTICLE IV

                                  FORM OF BONDS

Section 401.   Form Generally ..............................................14
Section 402.   Form of Bonds................................................14
Section 403.   Form of Certificate of Authentication .......................20

                                    ARTICLE V

                    CUSTODY AND APPLICATION OF BOND PROCEEDS

Section 501.   Creation of Construction Fund ...............................20
Section 502.   Deposits into the Construction Fund .........................20
Section 503.   Disbursements from the Construction Fund ....................20
Section 504.   Completion of the Project ...................................21
Section 505.   Disposition Upon Acceleration ...............................21

                                   ARTICLE VI

                               REVENUES AND FUNDS

Section 601.   Creation of the Bond Fund ...................................21
Section 602.   Deposits into the Bond Fund .................................21
Section 603.   Application of Moneys in the Bond Fund ......................21
Section 604.   Payments Due on Saturdays, Sundays and Holidays .............22
Section 605.   Nonpresentment of Bonds .....................................22
Section 606.   Repayment to the Company from the Bond Fund .................22

                                   ARTICLE VII

                  SECURITY FOR DEPOSITS AND INVESTMENT OF FUNDS

Section 701.   Moneys to be Held in Trust ..................................23
Section 702.   Investment of Moneys in Construction Fund and Bond Fund .....23
Section 703.   Record Keeping ..............................................23

                                  ARTICLE VIII

                        GENERAL COVENANTS AND PROVISIONS

Section 801.   Payment of Principal and Interest ...........................23
Section 802.   Authority to Execute Indenture and Issue Bonds ..............24
Section 803.   Performance of Covenants ....................................24
Section 804.   Instruments of Further Assurance ............................24
Section 805.   Recordings and Filings ......................................24
Section 806.   Inspection of Project Books .................................24
Section 807.   Enforcement of Rights Under the Lease .......................24

                                   ARTICLE IX

                              DEFAULT AND REMEDIES

Section 901.   Events of Default; Notice; Opportunity to Cure ..............25
Section 902.   Acceleration of Maturity in Event of Default ................25
Section 903.   Surrender of Possession of Trust Estate; Rights and Duties
                 of Trustee in Possession ..................................25
Section 904.   Appointment of Receivers in Event of Default ................26
Section 905.   Exercise of Remedies by the Trustee .........................26
Section 906.   Limitation on Exercise of Remedies by Bondowners ............26
Section 907.   Right of Bondowners to Direct Proceedings ...................27
Section 908.   Application of Moneys in Event of Default ...................27
Section 909.   Remedies Cumulative .........................................28
Section 910.   Waivers of Events of Default ................................28

                                    ARTICLE X

                                   THE TRUSTEE

Section 1001.  Acceptance of the Trusts ....................................29
Section 1002.  Fees, Charges and Expenses of the Trustee ...................31
Section 1003.  Notice to Bondowners if Default Occurs ......................31
Section 1004.  Intervention by the Trustee .................................31
Section 1005.  Successor Trustee Upon Merger, Consolidation or Sale ........31
Section 1006.  Resignation of Trustee ......................................31
Section 1007.  Removal of Trustee ..........................................32
Section 1008.  Appointment of Successor Trustee ............................32
Section 1009.  Vesting of Trusts in Successor Trustee ......................32
Section 1010.  Right of Trustee to Pay Taxes and Other Charges .............32
Section 1011.  Trust Estate May be Vested in Co-trustee ....................33
Section 1012.  Accounting ..................................................33
Section 1013.  Performance of Duties under the Lease .......................33

                                   ARTICLE XI

                             SUPPLEMENTAL INDENTURES

Section 1101.  Supplemental Indentures Not Requiring Consent of Bondowners .34
Section 1102.  Supplemental Indentures Requiring Consent of Bondowners .....34
Section 1103.  Company's Consent to Supplemental Indentures ................35

                                   ARTICLE XII

                               SUPPLEMENTAL LEASES

Section 1201.  Supplemental Leases Not Requiring Consent of Bondowners .....35
Section 1202.  Supplemental Leases Requiring Consent of Bondowners .........35

                                  ARTICLE XIII

                     SATISFACTION AND DISCHARGE OF INDENTURE

Section 1301.  Satisfaction and Discharge of this Indenture ................35
Section 1302.  Bonds Deemed to be Paid .....................................36

                                   ARTICLE XIV

                            MISCELLANEOUS PROVISIONS

Section 1401.  Consents and Other Instruments by Bondowners ................37
Section 1402.  Limitation of Rights Under this Indenture ...................37
Section 1403.  Notices .....................................................37
Section 1404.  Severability ................................................38
Section 1405.  Execution in Counterparts ...................................38
Section 1406.  Governing Law ...............................................38

               Signatures and Seals .......................................S-1
               Acknowledgments ............................................S-3

               Exhibit A  -  Project Improvements
               Exhibit B  -  Project Site
               Exhibit C  -  Project Equipment

                                 TRUST INDENTURE



     THIS TRUST INDENTURE dated as of December 1, 2002, between CITY OF BOWLING GREEN, MISSOURI, a fourth class city organized and existing under the laws of the State of Missouri (the "City"), and COMMERCE BANK, N.A., a national banking association duly organized and existing and authorized to accept and execute trusts of the character herein set forth under the laws of the United States of America, as Trustee (the "Trustee");

     WITNESSETH:

     WHEREAS, the City is authorized under Sections 100.010 through 100.200 of the Revised Statutes of Missouri, as amended and Article VI Section 27(b) of the Missouri Constitution (the "Act"), to issue revenue bonds to provide funds for the carrying out of a project under the Act and to sell, lease or mortgage to private persons, partnerships or corporations the facilities purchased, constructed or extended by the City for manufacturing, commercial, warehousing and industrial development purposes; and

     WHEREAS, pursuant to the Act, the governing body of the City adopted an Ordinance on July 15, 2002 (the "Bond Ordinance"), expressing the intent of the City to issue its industrial development revenue bond in a principal amount not to exceed $125,000,000 (the "Bond"), for the purpose of acquiring a project described on Exhibit A hereto (the "Project") located on the real property described on Exhibit B hereto, including land, buildings, structures, improvements, fixtures, machinery and equipment as hereinafter more fully described, and authorizing the City to lease the Project to Union Electric Company d/b/a AmerenUE, a Missouri corporation (the "Company");

     WHEREAS, pursuant to the Bond Ordinance and the Act, the City is authorized to execute and deliver this Trust Indenture (the "Indenture") for the purpose of issuing and securing the Bond, and to enter into the Lease Agreement of even date herewith (the "Lease"), with the Company under which the City, as Lessor, will lease the Project to the Company, as Lessee, in consideration of rentals which will be sufficient to pay the principal of and interest on the Bond;

     WHEREAS, all things necessary to make the Bond, when authenticated by the Trustee and issued as in this Indenture provided, the valid and legally binding obligations of the City, and to constitute this Indenture a valid and legally binding pledge and assignment of the Trust Estate herein made for the security of the payment of the principal of and interest on the Bond, have been done and performed, and the execution and delivery of this Indenture and the execution and issuance of the Bond, subject to the terms hereof, have in all respects been duly authorized;

     NOW, THEREFORE, THIS TRUST INDENTURE WITNESSETH:

                                GRANTING CLAUSES

     That the City, in consideration of the premises, the acceptance by the Trustee of the trusts hereby created, the purchase and acceptance of the Bond by the Owners thereof, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and in order to secure the payment of the principal of and interest on the Bond issued and outstanding under this Indenture from time to time according to its tenor and effect, and to secure the performance and observance by the City of all the covenants, agreements and conditions herein and in the Bond contained, does hereby pledge and assign to the Trustee and its successors and assigns forever, the property described in paragraphs (a), (b) and (c) below (said property being herein referred to as the "Trust Estate"), to-wit:

     (a) All right, title and interest in and to the Project (defined herein) together with the tenements, hereditaments, appurtenances, rights, privileges and immunities thereunto belonging or appertaining;

     (b) All right, title and interest of the City in, to and under the Lease (excluding the City's right to receive moneys for its own account and the City's rights to indemnification or to be protected from liabilities by insurance policies required by the Lease, as provided therein or herein), and all rents, revenues and receipts derived by the City from the Project including, without limitation, all rentals and other amounts to be received by the City and paid by the Company under and pursuant to and subject to the provisions of the Lease;

     (c) All moneys and securities from time to time held by the Trustee under the terms of this Indenture, and any and all other real or personal property of every kind and nature from time to time hereafter, by delivery or by writing of any kind, pledged, assigned or transferred as and for additional security hereunder by the City or by anyone in its behalf, or with its written consent, to the Trustee, which is hereby authorized to receive any and all such property at any and all times and to hold and apply the same subject to the terms hereof.

     TO HAVE AND TO HOLD, all and singular, the Trust Estate with all rights and privileges hereby pledged and assigned or agreed or intended so to be, to the Trustee and its successors and assigns forever;

     IN TRUST NEVERTHELESS, upon the terms and subject to the conditions herein set forth, for the equal and proportionate benefit, protection and security of all Owners from time to time of the Bond outstanding under this Indenture, without preference, priority or distinction as to lien or otherwise of the Bond over any other of the Bond except as expressly provided in or permitted by this Indenture;

     PROVIDED, HOWEVER, that if the City shall well and truly pay, or cause to be paid, the principal of and interest on the Bond, at the time and in the manner mentioned in the Bond, according to the true intent and meaning thereof, or shall provide for the payment thereof (as provided in Article XIII hereof), and shall pay or cause to be paid to the Trustee all other sums of money due or to become due to it in accordance with the terms and provisions hereof, then upon such final payments this Indenture and the rights thereby granted shall cease, determine and be void; otherwise, this Indenture shall be and remain in full force and effect.

     THIS INDENTURE FURTHER WITNESSETH, and it is hereby expressly declared, covenanted and agreed by and between the parties hereto, that the Bond issued and secured hereunder is to be issued, authenticated and delivered and that all the Trust Estate is to be held and applied under, upon and subject to the terms, conditions, stipulations, covenants, agreements, trusts, uses and purposes as hereinafter expressed, and the City does hereby agree and covenant with the Trustee and with the respective Owners from time to time of the Bond, as follows:

                                    ARTICLE I

                                   DEFINITIONS

     Section 101. Definitions of Words and Terms. In addition to words and terms defined in Section 1.1 of the Lease, which definitions shall be deemed to be incorporated herein, and terms defined elsewhere in this Indenture, the following words and terms as used in this Indenture shall have the following meanings, unless some other meaning is plainly intended:

     "Act" means Sections 100.010 through 100.200 of the Revised Statutes of Missouri, as amended and Article VI Section 27(b) of the Missouri Constitution, as amended.

     "Additional Bond" means any Bond issued pursuant to Section 209 of this Indenture.

     "Authorized City Representative" means the Mayor or such other person at the time designated to act on behalf of the City as evidenced by a written certificate furnished to the Company and the Trustee containing the specimen signature of such person and signed on behalf of the City by its Mayor. Such certificate may designate an alternate or alternates each of whom shall be entitled to perform all duties of the Authorized City Representative.

     "Authorized Company Representative" means the Vice President, Manager Generation Development, Manager Corporate Development, Manager Economic Development or such other person at the time designated to act on behalf of the Company as evidenced by a written certificate furnished to the City and the Trustee containing the specimen signature of such person and signed on behalf of the Company by authorized officers or employees. Such certificate may designate an alternate or alternates each of whom shall be entitled to perform all duties of the Authorized Company Representative.

     "Bond" or "Bonds" means the Taxable Industrial Revenue Bond (AmerenUE Project) Series 2002 in the maximum principal amount of $125,000,000, issued pursuant to Section 208 of this Indenture and any Additional Bond, authenticated and delivered under and pursuant to this Indenture.

     "Bond Fund" means "City of Bowling Green, Missouri, Taxable Industrial Revenue Bond Fund -- AmerenUE Project" created in Section 601 of this Indenture.

     "Bondowner" means the registered owner of any Bond.

     "Bond Purchase Agreement" means the agreement by that name with respect to the Bond by and between the City and the purchaser identified therein.

     "City" means City of Bowling Green, Missouri, a fourth class city organized and existing under the laws of the State of Missouri, and its successors and assigns.

     "Company"  means  Union  Electric   Company  d/b/a  AmerenUE,   a  Missouri
corporation organized and existing under Chapter 351 of the Revised Statutes of Missouri, as amended, and its successors or assigns.

     "Completion Date" means the date of execution of the certificate required pursuant to Section 504 hereof.

     "Construction Fund" means "City of Bowling Green, Missouri, Construction Fund -- AmerenUE Project" created in Section 501 of this Indenture.

     "Cumulative Outstanding Principal Amount" means the aggregate principal amount of the Bond issued in accordance with the provisions of this Indenture, as reflected in the records maintained by the Trustee as provided in the Bond and this Indenture.

     "Deed of Trust" means the Deed of Trust and Security Agreement granted by the City to secure payment of the Bond.

     "Event of Default" means, with respect to this Indenture, any Event of Default as defined in Section 901 hereof and, with respect to the Lease, means any Event of Default as described in Section 12.1 of the Lease.

     "Financing Document" means any loan agreement, credit agreement, security agreement, mortgage, participation agreement, lease agreement, sublease, hedging agreement or other document executed by or on behalf of a Financing Party.

     "Financing Party" means any Person providing debt, lease or equity financing (including equity contributions or commitments) or hedging arrangements, or any renewal, extension or refinancing of any such financing or hedging arrangements, or any guarantee, insurance, letters of credit or credit support for or in connection with such financing or hedging arrangements, in connection with the development, construction, ownership, lease, operation or maintenance of the Project or interests or rights in the Lease, or any part thereof, including any trustee or agent acting on any such Person's behalf.

     "Government Securities" means direct obligations of, or obligations the payment of principal of and interest on which are unconditionally guaranteed by, the United States of America.

     "Grant Agreement" means the Pre-Annexation and Development Agreement dated November 9, 2001 by and between the City and the Company.

     "Indenture" means this Trust Indenture, as from time to time amended and supplemented by Supplemental
Indentures in accordance with the provisions of Article XI hereof.

     "Investment Securities" means any of the following securities:

          (a) any bonds or other obligations which as to principal and interest constitute direct obligations of, or are unconditionally guaranteed by, the United States of America, including obligations of any of the federal agencies set forth in clause (b) below to the extent they are unconditionally guaranteed by the United States of America;

          (b) obligations of Fannie Mae, the Government National Mortgage Association, the Federal Financing Bank, the Federal Intermediate Credit Corporation, Federal Banks for Cooperatives, Federal Land Banks, Federal Home Loan Banks, Farmers Home Administration and Federal Home Loan Mortgage Corporation;

          (c) direct and general obligations of any state of the United States of America, to the payment of the principal of and interest on which the full faith and credit of such state is pledged, provided that at the time of their purchase under this Indenture such obligations are rated in either of the two highest rating categories by a nationally-recognized bond rating agency;

          (d) certificates of deposit, whether negotiable or nonnegotiable, issued by any bank or trust company organized under the laws of any state of the United States of America or any national banking association (including the Trustee), provided that such certificates of deposit shall be either (1) continuously and fully insured by the Federal Deposit
     Insurance Corporation, or (2) continuously and fully secured by such securities as are described above in clauses (a) through (c), inclusive, which shall have a market value at all times at least equal to the principal amount of such certificates of deposit and shall be deposited with the Trustee or a custodian bank, trust company or national banking association. The bank, trust company or national banking association holding each such certificate of deposit required to be so secured shall furnish the Trustee written evidence satisfactory to it that the aggregate market value of all such obligations securing each such certificate of deposit will at all times be an amount at least equal to the principal amount of each such certificate of deposit and the Trustee shall be entitled to rely on each such undertaking.

          (e) Shares of a fund registered under the Investment Company Act of 1940, as amended, whose shares are registered under the Securities Act of 1933, as amended, having assets of at least $100,000,000, and which shares, at the time of purchase, are rated by Standard & Poor's and Moody's in one of the two highest rating categories (without regard to any refinements or gradation of rating category by numerical modifier or otherwise) assigned by such rating agencies for obligations of that nature.

          (f) Any other investment approved in writing by the Owners of the Outstanding Bond.

     "Lease" means the Lease Agreement dated as of December 20, 2002 between the City, as lessor, and the Company, as lessee, as from time to time amended and supplemented by Supplemental Leases in accordance with the provisions thereof and of Article XII of this Indenture.

     "Mayor" means the duly elected and acting mayor of the City:

     "Outstanding," when used with reference to Bond, means, as of a particular date, any Bond theretofore authenticated and delivered, except:

          (a) any Bond theretofore cancelled by the Trustee or delivered to the Trustee for cancellation;

          (b) any Bond deemed to be paid in  accordance  with the  provisions of
     Section 1302 hereof; and

          (c) any Bond in exchange for or in lieu of which another Bond has been authenticated and delivered pursuant to this Indenture.

     "Owner" shall have the same meaning as Bondowner.

     "Paying Agent" means the Trustee and any other bank or trust company designated by this Indenture as paying agent for the Bond at which the principal of or interest on the Bond shall be payable.

     "Person" means an individual, partnership, corporation, business trust, joint stock company, limited liability company, bank, insurance company, unincorporated association, joint venture or other entity of whatever nature.

     "Project" means the project referred to in the recitals of this Indenture, including the Project Site, the Project Improvements and the Project Equipment, and all additions, modifications, improvements, replacements and substitutions made to the Project pursuant to the Lease as they may at any time exist.

     "Project Costs" means all costs of purchase, construction, extending and improving of the Project, including the following:

          (a) all costs and expenses necessary or incident to the acquisition of the Project Site and any Project Improvements and Project Equipment located thereon at the execution of the Lease and which the Company conveys to the City;

          (b) fees and expenses of architects, appraisers, surveyors and engineers for estimates, surveys, soil borings and soil tests and other preliminary investigations and items necessary to the commencement of
     construction,   preparation  of  plans,  drawings  and  specifications  and supervision of construction, as well as for the performance of all other duties of architects, appraisers, surveyors and engineers in relation to the purchase, construction, extending and improving of the Project or the issuance of the Bond;

          (c) all costs and expenses of every nature incurred in purchasing and constructing the Project Improvements and otherwise improving the Project Site and purchasing and installing the Project Equipment, including the actual cost of labor, materials, machinery, furnishings and equipment as payable to contractors, builders and materialmen in connection with the purchase, construction, extending and improving of the Project;

          (d) interest accruing on the Bond during the construction period of the Project;

          (e) the cost of title insurance policies and the cost of any other insurance maintained during the Construction Period in accordance with
     Article VII of the Lease;

          (f) reasonable expenses of administration, supervision and inspection properly chargeable to the Project, underwriting expenses, legal fees and expenses, fees and expenses of accountants and other consultants, publication and printing expenses, and initial fees and expenses of the Trustee to the extent that said fees and expenses are necessary or incident to the issuance and sale of the Bond or the purchasing, construction, extending and improving of the Project;

          (g) all other items of expense not elsewhere specified in this definition as may be necessary or incident to: (1) the authorization, issuance and sale of the Bond; (2) the purchase of the Project; and (3) the financing thereof.

     "Project Equipment" means all items of machinery, equipment or other personal property acquired or installed or acquired for installation in the Project Improvements or elsewhere on the Project Site related to the Project and paid for in whole or in part from the proceeds of the Bond, as described in Exhibit C attached hereto and by this reference made a part hereof, and all replacements thereof and substitutions therefor made pursuant to the Lease.

     "Project Improvements" means all buildings, structures, improvements and fixtures located on or to be purchased, constructed and otherwise improved on the Project Site related to the Project and paid for in whole or in part from the proceeds of the Bond, as described in Exhibit A attached hereto and by this reference made a part hereof, and all additions, alterations, modifications and improvements thereof made pursuant to the Lease.

     "Project Site" means all of the real estate described in Exhibit B attached hereto and by this reference made a part hereof, as the same may be further refined by the substitution of definitive legal descriptions upon completion by the Company of surveys of the Project Site.

     "Series 2002 Bond" means the Taxable Industrial Revenue Bond (AmerenUE Project), Series 2002 authorized under this Indenture.

     "Supplemental Indenture" means any indenture supplemental or amendatory to this Indenture entered into by the City and the Trustee pursuant to Article XI hereof.

     "Supplemental Lease" means any supplement or amendment to the Lease entered into pursuant to Article XII hereof.

     "Trust Estate" means the Trust Estate described in the Granting Clauses of this Indenture.

     "Trustee" means Commerce Bank, N.A., in Kansas City, Missouri, a national banking association duly organized and existing under the laws of the United States of America, and its successor or successors and any other corporation which at the time may be substituted in its place pursuant to and at the time serving as Trustee under this Indenture.

     Section 102. Rules of Interpretation.

     (a) Unless the context shall otherwise indicate, the words importing the singular number shall include the plural and vice versa, and words importing persons shall include firms, associations and corporations, including public bodies, as well as natural persons.

     (b) Wherever in this Indenture it is provided that either party shall or will make any payment or perform or refrain from performing any act or obligation, each such provision shall, even though not so expressed, be construed as an express covenant to make such payment or to perform, or not to perform, as the case may be, such act or obligation.

     (c) All references in this instrument to designated "Articles," "Sections" and other subdivisions are, unless otherwise specified, to the designated Articles, Sections and subdivisions of this instrument as originally executed. The words "herein," "hereof," "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or subdivision.

     (d) The Table of Contents and the Article and Section headings of this Indenture shall not be treated as a part of this Indenture or as affecting the true meaning of the provisions hereof.

                                   ARTICLE II

                                    THE BOND

     Section 201. Title and Amount of Bond. No Bond may be issued under this Indenture except in accordance with the provisions of this Article. The Bond authorized to be issued under this Indenture shall be designated as "City of Bowling Green, Missouri Taxable Industrial Revenue Bond (AmerenUE Project) Series 2002." The maximum total principal amount of the Series 2002 Bond that may be issued hereunder is hereby expressly limited to $125,000,000.

     Section 202. Nature of Obligation. The Bonds and the interest thereon shall be special obligations of the City payable solely out of the rents, revenues and receipts derived by the City from the Project and the Lease, and not from any other fund or source of the City, and are secured by a pledge and assignment of the Trust Estate to the Trustee in favor of the Owners of the Bonds, as provided in this Indenture and the Deed of Trust. The Bonds and the interest thereon shall not constitute general obligations of the City or the State of Missouri, and neither the City nor said State shall be liable thereon, and the Bonds shall not constitute an indebtedness within the meaning of any constitutional or statutory debt limitation or restriction, and are not payable in any manner by taxation.

     Section 203. Denomination, Number and Dating of Bond.

     (a) The Series 2002 Bond may be issuable in the form of one fully registered Bond without coupons in the maximum principal denomination of $125,000,000 or in denominations of $10,000,000 or integral multiples of $1.00 in excess thereof. The Bond shall be substantially in the form hereinafter set forth in Article IV of this Indenture.

     (b) The Series 2002 Bond shall be dated by the Trustee as of the date of initial delivery thereof as provided herein. If the Series 2002 Bond is at any time thereafter transferred, any Series 2002 Bond replacing such Bond shall be dated as of the date of authentication thereof.

     Section 204. Method and Place of Payment of Bonds.

     (a) The principal of and interest on the Bonds shall be payable in any coin or currency of the United States of America which on the respective dates of payment thereof is legal tender for payment of public and private debts.

     (b) Payment of the principal of the Bonds shall be made upon the presentation and surrender of such Bond at the principal payment office of any Paying Agent; provided, that so long as the Company or any entity controlled by, under common control with or controlling the Company is the sole Bondowner, the Trustee is authorized to make payments of principal on such Bond by internal bank transfer or by wire transfer to an account at a commercial bank or savings institution designated by such Bondowner and located in the continental United States; provided, further, that upon such payment by internal bank transfer or by wire transfer of principal on such Bond, the Trustee shall record the amount of such principal payment on the registration books for the Bond maintained by the Trustee on behalf of the City. If any Bond is presented to the Trustee together with such payment, or for such payment, the Trustee shall enter the amount of such principal payment on the Table of Cumulative Outstanding
Principal Amount on the Bond in the manner provided by Section 402 hereof. Notwithstanding the foregoing, the registration books maintained by the Trustee shall be the official record of the Cumulative Outstanding Principal Amount on the Bond at any time, and the Bondowner is not required to present the Bond for action by the Trustee, as bond registrar, with each payment of principal on the Bond. Payment of the interest on the Bonds shall be made by the Trustee on each interest payment date to the person appearing on the registration books of the City hereinafter provided for as the registered owner thereof on the fifteenth day (whether or not a business day) of the calendar month next preceding such interest payment date by check or draft mailed by the Trustee to such registered owner at such owner's address as it appears on such registration books. The Trustee is authorized to make interest payments on any Bond by internal bank transfer or by wire transfer to an account at a commercial bank or savings institution designated by such Bondowner and located in the continental United States.

     Section 205. Execution and Authentication of Bonds.

     (a) The Bonds shall be executed on behalf of the City by the manual or facsimile signature of its Mayor and attested by the manual or facsimile signature of its City Clerk, and shall have the corporate seal of the City affixed thereto or imprinted thereon. In case any officer whose signature or facsimile thereof appears on the Bonds shall cease to be such officer before the delivery of such Bond, such signature or facsimile thereof shall nevertheless be valid and sufficient for all purposes, the same as if such person had remained in office until delivery. Any Bond may be signed by such persons as at the actual time of the execution of such Bond shall be the proper officers to sign such Bond although at the date of such Bond such persons may not have been such officers.

     (b) The Bonds shall have endorsed thereon a Certificate of Authentication substantially in the form set forth in Section 403 hereof, which shall be manually executed by the Trustee. No Bond shall be entitled to any security or benefit under this Indenture or shall be valid or obligatory for any purposes unless and until such Certificate of Authentication shall have been duly executed by the Trustee. Such executed Certificate of Authentication upon any Bond shall be conclusive evidence that such Bond have been duly authenticated and delivered under this Indenture. The Certificate of Authentication on any Bond shall be deemed to have been duly executed if signed by any authorized officer or signatory of the Trustee.

     Section 206. Registration, Transfer and Exchange of Bonds.

     (a) The Trustee shall keep books for the registration and for the transfer of Bonds as provided in this Indenture.

     (b) The Bonds may be transferred only upon the books kept for the registration and transfer of Bonds upon surrender thereof to the Trustee duly endorsed for transfer or accompanied by an assignment duly executed by the registered owner or such owner's attorney or legal representative in such form as shall be satisfactory to the Trustee. The Series 2002 Bond has not been registered under the Securities Act of 1933, as amended, or any state securities law, and the Series 2002 Bond may not be transferred unless the City and the Trustee are furnished a written legal opinion from counsel acceptable to the City, the Trustee and the Company, to the effect that such transfer is exempt from the registration requirements of the Securities Act of 1933, as amended, and any applicable state securities law. The Series 2002 Bond may be transferred to any entity controlled by, under common control with or controlling the Company without the necessity of obtaining such an opinion. In connection with any such transfer of the Series 2002 Bond, the City and the Trustee shall receive an executed representation letter signed by the proposed assignee containing substantially the same representations contained in the representation letter delivered to the Trustee from the Owner upon the initial issuance of the Bond. Upon any such transfer, the City shall execute and the Trustee shall authenticate and deliver in exchange for such Series 2002 Bond a new fully registered Bond, registered in the name of the transferee, of any denomination or denominations authorized by this Indenture, in an aggregate principal amount equal to the outstanding principal amount of such Bond, of the same maturity and bearing interest at the same rate.

     (c) In all cases in which Bonds shall be exchanged or transferred hereunder the provisions of any legend restrictions on the Bonds shall be complied with and the City shall execute and the Trustee shall authenticate and deliver at the earliest practicable time Bonds in accordance with the provisions of this Indenture. All Bonds surrendered in any such exchange or transfer shall forthwith be cancelled by the Trustee. The City or the Trustee may make a reasonable charge for every such exchange or transfer of Bonds sufficient to reimburse it for any tax, fee or other governmental charge required to be paid with respect to such exchange or transfer, and such charge shall be paid before any such new Bonds shall be delivered. Neither the City nor the Trustee shall be required to make any such exchange or transfer of

Bonds during the 15 days immediately preceding an interest payment date on the Bonds or, in the case of any proposed redemption of Bonds, during the 15 days immediately preceding the selection of Bonds for such redemption or after such Bonds or any portion thereof has been selected for redemption.

     Section 207. Persons Deemed Owners of Bonds. As to any Bond, the person in whose name the same shall be registered as shown on the bond registration books required by Section 206 hereof shall be deemed and regarded as the absolute owner thereof for all purposes, and payment of or on account of the principal of and interest on any such Bond shall be made only to or upon the order of the registered owner thereof or a legal representative thereof. All such payments shall be valid and effectual to satisfy and discharge the liability upon such Bond, including the interest thereon, to the extent of the sum or sums so paid.

     Section 208. Authorization of the Series 2002 Bond.

     (a) There shall be issued and secured by this Indenture a series of Bonds in the aggregate maximum principal amount of $125,000,000 for the purpose of providing funds for paying the costs of the Project, which Bond shall be designated "City of Bowling Green, Missouri Taxable Industrial Revenue Bond (AmerenUE Project) Series 2002." The Series 2002 Bond shall be dated as provided in Section 203(b) hereof, shall become due on December 1, 2023 (subject to prior redemption as hereinafter provided in Article III) and shall bear interest as specified in Section 2.08(e) hereof, payable on the dates specified in Section 2.08(e) hereof.

     (b) The Trustee is hereby designated as the City's Paying Agent for the payment of the principal of and interest on the Bonds.

     (c) The Series 2002 Bond shall be executed without material variance from the form and in the manner set forth in Article IV hereof and delivered to the Trustee for authentication, but prior to or simultaneously with the authentication and delivery of the Series 2002 Bond by the Trustee, there shall be filed with the Trustee the following:

          (1) An original or certified copy of the ordinance passed by the governing body of the City authorizing the issuance of the Series 2002 Bond and the execution of this Indenture, the Lease, the Deed of Trust and the Bond Purchase Agreement;

          (2) An original executed counterpart of this Indenture, the Lease, the Deed of Trust and the Bond Purchase Agreement;

          (3) A representation letter from the purchaser of the Series 2002 Bond in form and substance satisfactory to the City and the Trustee;

          (4) A request and authorization to the Trustee on behalf of the City, executed by the Authorized City Representative, to authenticate the Series 2002 Bond and deliver the same to the purchaser identified in the Bond Purchase Agreement upon payment to the Trustee, for the account of the City, of the purchase price thereof specified in the Bond Purchase Agreement. The Trustee shall be entitled to conclusively rely upon such request and authorization as to names of the purchaser and the amount of such purchase price;

          (5) An opinion of counsel nationally recognized on the subject of municipal bonds to the effect that the Series 2002 Bond constitutes a valid and legally binding limited and special revenue obligations of the City; and

          (6) Such other certificates, statements, receipts and documents as the City, the Trustee or the Company shall reasonably require for the delivery of the Series 2002 Bond.

     (d) When the documents specified in subsection (c) of this Section shall have been filed with the Trustee, and when the Series 2002 Bond shall have been executed and authenticated as required by this Indenture, the Trustee shall deliver the Series 2002 Bond to or upon the order of the purchaser thereof, but only upon payment to the Trustee of the purchase price of the Series 2002 Bond, or acknowledgement from the City of the value of property transferred to the City, as specified in the Bond Purchase Agreement.

     (e) The Series 2002 Bond shall bear interest at the rate of 5.15% per annum on the Cumulative Outstanding Principal Amount of the Bond, and such interest shall be payable in arrears on each December 1 commencing on December 1, 2003, and continuing thereafter until the said Cumulative Outstanding Principal Amount is paid in full; provided that the aggregate maximum principal amount shall not exceed $125,000,000 and further provided that the Series 2002 Bond shall be paid in full no later than December 1, 2023. Interest shall be calculated on the basis of a year of 360 days consisting of twelve months of 30 days each.

     The Trustee shall keep and maintain a record of the amounts deposited into the Construction Fund pursuant to the terms of the Indenture, or the value of property transferred to the City in exchange for the issuance of additional principal amount of the Bonds, as "Principal Amount Issued" and shall enter the aggregate principal amount of the Bonds then outstanding on its records as the "Cumulative Outstanding Principal Amount" on its records maintained for the Bond. On each date upon which a portion of the Cumulative Outstanding Principal Amount is paid to the registered owner thereof, pursuant to the redemption provisions of the Indenture, the Trustee shall enter on its records the principal amount paid on the Bond as "Principal Amount Paid Pursuant to Redemption Provisions," and shall enter the then outstanding principal amount of this Bond as "Cumulative Outstanding Principal Amount" on its records. The registered owner may from time to time enter the respective amounts deposited into the Construction Fund pursuant to the terms of the Indenture, or the value of property transferred to the City in exchange for the issuance of additional principal amount of the Bonds, under the column headed "Principal Amount Issued" on the Table of Cumulative Outstanding Principal Amount on the Bond (the "Table") and may enter the aggregate principal amount of the Bonds then outstanding under the column headed "Cumulative Outstanding Principal Amount" on the Table. On each date upon which a portion of the Cumulative Outstanding Principal Amount is paid to the registered owner thereof pursuant to the redemption provisions of the Indenture, the registered owner may enter the principal amount paid on the Bonds under the column headed "Principal Amount Paid Pursuant to Optional Redemption Provisions" on the Table and may enter the then outstanding principal amount of the Bonds under the column headed "Cumulative Outstanding Principal Amount" on the Table. However, the records maintained by the Trustee as to principal amount issued or principal amounts paid on the Bonds shall be the official records of the Cumulative Outstanding Principal Amount for all purposes.

     Section 209. Authorization of Additional Bonds.

     (a) If permitted by law and upon written agreement by the City and the Company as to all applicable terms, including without limitation any additional grant payments, payments under the Lease and other matters, Additional Bonds may be issued under and equally and ratably secured by this Indenture on a parity with the Series 2002 Bond, and any other Additional Bonds which remain Outstanding after the issuance of such Additional Bonds, at any time or from time to time, upon compliance with the conditions hereinafter provided in this Section, for the purpose of (i) providing funds to pay the cost of completing the Project or the making of additional improvements to the Project or the acquisition and installation of additional Project Equipment or (ii) providing funds for refunding all or part of the Bonds then Outstanding of any series, including the payment of any premium thereon and interest to accrue to the designated redemption date and any expenses in connection with such refunding. Additional Bonds may be issued only with the written consent of the Company.

     (b) Before any Additional Bonds shall be issued under the provisions of this Section, the City shall pass an ordinance authorizing the issuance of such Additional Bond, fixing the amount thereof and describing the Bonds, if any, to be refunded, authorizing the City to enter into a Supplemental Indenture for the purpose of issuing such Additional Bond and, if required, authorizing the City to enter into a Supplemental Lease with the Company.

     (c) Such Additional Bonds shall be dated, shall be stated to mature in such year or years, shall bear interest at such rate or rates not exceeding the maximum rate then permitted by law, and shall be redeemable at such times and prices, all as may be provided by the Supplemental Indenture authorizing the issuance of such Additional Bonds. Except as to any difference in the date, the maturity or maturities, the rate or rates of interest or the provisions for redemptions, such Additional Bonds shall be on a parity with and shall be entitled to the same benefit and security of this Indenture as the Series 2002 Bond, and any other Additional Bonds which remain Outstanding after the issuance of such Additional Bonds.

     (d) The proceeds, excluding accrued interest, of all Additional Bonds shall be deposited in accordance with the terms of the ordinance authorizing their issuance, after payment or making provision for payment of all expenses incident to such financing to be used for the sole and exclusive purposes provided in the Supplemental Indenture authorizing the issuance of such Additional Bonds.

     Section 210. Mutilated, Lost, Stolen or Destroyed Bonds. In the event any Bonds shall become mutilated, or be lost, stolen or destroyed, the City shall execute and the Trustee shall authenticate and deliver new Bonds of like series, date and tenor as the Bonds mutilated lost, stolen or destroyed; provided that, in the case of any mutilated Bonds, such mutilated Bond shall first be surrendered to the Trustee, and in the case of any lost, stolen or destroyed Bonds, there shall be first furnished to the City and the Trustee evidence of such loss, theft or destruction satisfactory to the City and the Trustee, together with indemnity satisfactory to them. In the event any such Bonds shall have matured, instead of issuing a substitute Bond, the City may pay or authorize the payment of the same without surrender thereof. Upon the issuance of any substitute Bond, the City and the Trustee may require the payment of an amount sufficient to reimburse the City and the Trustee for any tax or other governmental charge that may be imposed in relation thereto and any other reasonable fees and expenses incurred in connection therewith.

     Section 211. Cancellation and Destruction of Bonds Upon Payment.

     (a) All Bonds which have been paid or redeemed or which the Trustee has purchased or which have otherwise been surrendered to the Trustee under this Indenture, either at or before maturity shall be cancelled by the Trustee immediately upon the payment, redemption or purchase of such Bond and the surrender thereof to the Trustee.

     (b) All Bonds cancelled under any of the provisions of this Indenture shall be destroyed by the Trustee. The Trustee shall execute a certificate describing the Bonds so destroyed, and shall file executed counterparts of such certificate with the City and the Company.

                                   ARTICLE III

                               REDEMPTION OF BONDS

     Section 301. Redemption of Bonds Generally. The Series 2002 Bond shall be subject to redemption prior to maturity in accordance with the terms and provisions set forth in this Article. Additional Bonds shall be subject to redemption prior to maturity in accordance with the terms and provisions contained in this Article and as may be specified in the Supplemental Indenture authorizing such Additional Bonds.

     Section 302. Redemption of Series 2002 Bond. The Series 2002 Bond shall be subject to redemption and payment in whole or in part, as follows:

     (a) At any time prior to the stated maturity thereof, at the option of the City, upon instructions from the Company, at a price equal to the par value thereof being redeemed, plus accrued interest thereon, without premium or penalty, to the date of payment.

     (b) At any time prior to the stated maturity thereof, to the extent amounts are deposited into the Bond Fund in accordance with clauses (c) through (g) of
Section 602 hereof, at a price equal to the par value thereof being redeemed, plus accrued interest thereon, without premium or penalty, to the date of payment.

     (c) Upon the payment of all of the Grants (as defined in the Grant Agreement) under the Grant Agreement, the Series 2002 Bond shall be subject to mandatory redemption at a price equal to the par value thereof being redeemed, plus accrued interest thereon, without premium or penalty, to the date of payment.

     Section 303. Effect of Call for Redemption. Prior to or on the date fixed for redemption, funds or Government Securities shall be placed with the Trustee which are sufficient to pay the Bonds called for redemption and accrued interest thereon, if any, to the redemption date. Upon the happening of the above conditions and appropriate written notice having been given, the Bonds or the portions of the principal amount of Bonds thus called for redemption shall cease to bear interest on the specified redemption date, and shall no longer be entitled to the protection, benefit or security of this Indenture and shall not be deemed to be Outstanding under the provisions of this Indenture. If the Bonds are fully redeemed prior to maturity and an amount of money equal to the Trustee's and the Paying Agent's agreed to and reasonable fees and expenses hereunder accrued and to accrue in connection with such redemption is paid or provided for, the City shall, at the Company's direction, deliver to the Company the items described in Section 11.2 of the Lease. At its option, the Company may deliver to the Trustee for redemption Bonds not previously paid and the Company shall receive a credit against the Basic Rent or other amounts payable by the Company for the redemption of such Bonds in an amount equal to the principal amount of the Bonds so tendered for redemption plus accrued interest.

     Section 304. Notice of Redemption. In the event the Bonds are to be called for redemption as provided in Section 302 (a) or (b) hereof, the Company shall deliver written notice to the City and the Trustee of the principal amount of Bonds that it has elected to redeem and whether the Bonds are to be redeemed in accordance with Section 302(a) or (b) hereof, such notice to be delivered at least 40 days (10 days if the Company, or any entity controlled by, under common control with or controlling the Company, is the Bondowner) prior to the scheduled redemption date. The Trustee shall then deliver written notice to the Owner at least 30 days (five days if the Company, any entity controlled by, under common control with or controlling the Company, is the Bondowner) prior to the scheduled redemption date by first class mail stating the principal amount of the Bonds to be redeemed and the date upon which the Bonds will be redeemed and paid. The Bonds are subject to redemption pursuant to Section 302(c) without any request or notice from the Company.

                                   ARTICLE IV

                                  FORM OF BONDS

     Section 401. Form Generally. The Series 2002 Bond and the Trustee's Certificate of Authentication to be endorsed thereon shall be issued in substantially the forms set forth in this article. Additional Bonds and the Trustee's Certificate of Authentication to be endorsed thereon shall be in substantially the form set forth in this Article, with such necessary or appropriate variations, omissions and insertions as are permitted or required by this Indenture or any Supplemental Indenture. The Bonds may have endorsed thereon such legends or text as may be necessary or appropriate to conform to any applicable rules and regulations of any governmental authority or any custom, usage or requirements of law with respect thereto.

     Section 402. Form of Bonds.

                                 (FORM OF BOND)

This Bond has not been registered under the Securities Act of 1933, as amended, or any state securities laws, and this Bond may not be transferred unless the City, the Trustee and the Company are furnished a written legal opinion from counsel acceptable to the City, the Trustee and the Company, to the effect that such transfer is exempt from the registration requirements of the Securities Act of 1933, as amended, and any applicable state securities laws. This Bond may be transferred to any entity controlled by, under common control with, or controlling the Company, without the necessity of obtaining such an opinion.

                            UNITED STATES OF AMERICA
                                STATE OF MISSOURI

                         CITY OF BOWLING GREEN, MISSOURI
                         TAXABLE INDUSTRIAL REVENUE BOND
                               (AMERENUE PROJECT)
                                   SERIES 2002


     CITY OF BOWLING GREEN, MISSOURI, a fourth class city organized and existing under the laws of the State of Missouri (the "City"), for value received, promises to pay, but solely from the source hereinafter referred to, to

                      UNION ELECTRIC COMPANY d/b/a AMERENUE

or registered assigns, on December 1, 2023, the principal amount of

                     ONE HUNDRED TWENTY-FIVE MILLION DOLLARS

or such lesser amount as may be outstanding hereunder as reflected on the Table of Cumulative Outstanding Principal Amount attached hereto and recorded as provided in the Indenture (defined herein). The City agrees to pay such principal amount to the registered owner in any coin or currency of the United States of America which on the date of payment thereof is legal tender for the payment of public and private debts, and in like manner to pay to the registered owner hereof, either by check or draft mailed to the registered owner at a stated address as it appears on the bond registration books of the City kept by the Trustee under the within mentioned Indenture or, in certain situations authorized in the Indenture, by internal bank transfer or by wire transfer to an account in a commercial bank or savings institution located in the continental United States, interest on the Cumulative Outstanding Principal Amount (as hereinafter defined) at the rate of 5.15% per annum payable in arrears on each December 1 commencing on December 1, 2003, and continuing thereafter until the said Cumulative Outstanding Principal Amount is paid in full. Interest shall be computed on the basis of a year of 360 days consisting of 12 months of 30 days each. Principal on this Bond shall be payable in full on December 1, 2023.

     The registered owner may from time to time enter the respective amounts deposited into the Construction Fund pursuant to the terms of the Indenture, or the value of property transferred to the City in exchange for the issuance of additional principal amount of the Bonds, under the column headed "Principal Amount Issued" on the attached Table of Cumulative Outstanding Principal Amount (the "Table") and may enter the aggregate principal amount of this Bond then outstanding under the column headed "Cumulative Outstanding Principal Amount" on the attached Table. On each date upon which a portion of the Cumulative Outstanding Principal Amount is paid to the registered owner hereof pursuant to the redemption provisions of the Indenture, the registered owner may enter the principal amount paid on this Bond under the column headed "Principal Amount Paid Pursuant to Redemption Provisions" on the Table and may enter the then outstanding principal amount of this Bond under the column headed "Cumulative Outstanding Principal Amount" on the Table. However, the records maintained by the Trustee as to the principal amount issued or principal amounts paid on this Bond shall be the official records of the Cumulative Outstanding Principal Amount for all purposes.

     THIS BOND is a duly authorized Bond of the City designated "City of Bowling Green, Missouri Taxable Industrial Revenue Bond (AmerenUE Project) Series 2002," in the maximum aggregate principal amount of $125,000,000 (the "Bond"), to be issued for the purpose of providing funds to pay the cost of purchasing the Project, to be leased to the Company, under the terms of a Lease Agreement dated as of December 20, 2002 (said Lease Agreement, as amended and supplemented from time to time in accordance with the provisions thereof, being herein called the "Lease"), between the City and the Company, all pursuant to the authority of and in full compliance with the provisions, restrictions and limitations and Constitution and statutes of the State of Missouri, including particularly the Act, and pursuant to proceedings duly had by the governing body of the City.

     THE BOND is issued under and is equally and ratably secured and entitled to the protection given by a Trust Indenture, dated as of December 1, 2002 (said Trust Indenture, as amended and supplemented from time to time in accordance with the provisions thereof, being herein called the "Indenture"), between the City and Commerce Bank, N.A. (the "Trustee"). Capitalized terms not defined herein shall have the meanings set forth in the Indenture.

     Subject to the terms and conditions set forth therein, the Indenture permits the City to issue Additional Bonds (as defined therein) secured by the Indenture on a parity with the Bond. Reference is hereby made to the Indenture for a description of the provisions, among others, with respect to the nature and extent of the security for the Bond, the rights, duties and obligations of the City, the Trustee and the owners of the Bond, and the terms upon which the Bond are issued and secured.

     THIS BOND shall be subject to redemption and payment in whole or in part, as follows:

     (a) At any time prior to the stated maturity thereof, at the option of the City, upon instructions from the Company, at a price equal to the par value thereof being redeemed, plus accrued interest thereon, without premium or penalty, to the date of payment.

     (b) At any time prior to the stated maturity thereof, to the extent amounts are deposited into the Bond Fund, at a price equal to the par value thereof being redeemed, plus accrued interest thereon, without premium or penalty, to the date of payment.

     (c) Upon the payment of all of the Grants (as defined in the Grant Agreement) under the Grant Agreement, the Bond shall be subject to mandatory redemption at a price equal to the par value thereof being redeemed, plus accrued interest thereon, without premium or penalty, to the date of payment.

     In the event the Bond is to be called for redemption as provided in paragraphs (a) or (b) above, the Company shall deliver written notice to the City and the Trustee that it has elected to redeem all or a portion of the Bond in accordance with paragraph (a) or (b) above at least 40 days (10 days if the Company, or any entity controlled by, under common control with or controlling the Company, is the Bondowner) prior to the scheduled redemption date. The Bond is subject to redemption pursuant to (c) above without any request or notice from the Company. The Trustee shall then deliver written notice to the Owner of this Bond at least thirty days (five days if the Company, or any entity controlled by, under common control with or controlling the Company, is the Bondowner) prior to the scheduled redemption date by first class mail stating the date upon which the Bond will be redeemed and paid.

     THE BOND, including interest thereon, is a special obligation of the City and is payable solely out of the rents, revenues and receipts derived by the City from the Project and the Lease and not from any other fund or source of the City, and is secured by a pledge and assignment of the Project and of such rents, revenues and receipts, including all rentals and other amounts to be received by the City under and pursuant to the Lease, all as provided in the Indenture. The Bond does not constitute a general obligation of the City or the State of Missouri, and neither the City nor said State shall be liable thereon, and the Bond shall not constitute an indebtedness within the meaning of any constitutional or statutory debt limitation or restriction, and is not payable in any manner by taxation. Pursuant to the provisions of the Lease, rental payments sufficient for the prompt payment when due of the principal of and interest on the Bond are to be paid by the Company directly to the Trustee for the account of the City and deposited in a special account created by the City and designated the "City of Bowling Green, Missouri, Taxable Industrial Revenue Bond Fund -- AmerenUE Project."

     THE OWNER of this Bond shall have no right to enforce the provision of the Indenture or to institute action to enforce the covenants therein, or to take any action with respect to any event of default under the Indenture, or to institute, appear in or defend any suit or other proceedings with respect thereto, except as provided in the Indenture. In certain events, on the conditions, in the manner and with the effect set forth in the Indenture, the principal of the Bond issued under the Indenture and then Outstanding may become or may be declared due and payable before the stated maturity thereof, together with interest accrued thereon. Modifications or alterations of this Bond or the Indenture may be made only to the extent and in the circumstances permitted by the Indenture.

     THIS BOND is transferable, as provided in the Indenture, only upon the books of the City kept for that purpose at the above-mentioned office of the Trustee by the registered owner hereof in person or by such person's duly authorized attorney, upon surrender of this Bond together with a written instrument of transfer satisfactory to the Trustee duly executed by the registered owner or such person's duly authorized attorney, and thereupon a new fully registered Bond, without coupons, and in the same aggregate principal amounts, shall be issued to the transferee in exchange therefor as provided in the Indenture, and upon payment of the charges therein prescribed. The City, the Trustee and any Paying Agent may deem and treat the person in whose name this Bond is registered as the absolute owner hereof for the purpose of receiving payment of, or on account of, the principal or redemption price hereof and interest due hereon and for all other purposes.

     THE BOND may be issuable in denominations authorized under the Indenture.

     THIS BOND shall not be valid or become obligatory for any purposes or be entitled to any security or benefit under the Indenture until the Certificate of Authentication hereon shall have been executed by the Trustee.

     IT IS HEREBY CERTIFIED AND DECLARED that all acts, conditions and things required to exist, happen and be performed precedent to and in the execution and delivery of the Indenture and the issuance of this Bond do exist, have happened and have been performed in due time, form and manner as required by the Constitution and laws of the State of Missouri.

     IN WITNESS WHEREOF, City of Bowling Green, Missouri, has caused this Bond to be executed in its name by the manual or facsimile signature of its Mayor, attested by the manual or facsimile signature of its City Clerk and its corporate seal to be affixed hereto or imprinted hereon, and has caused this Bond to be dated as of _________ __, 2002.


                                     CITY OF BOWLING GREEN, MISSOURI


                                     By _____________________________
                                                    Mayor

(SEAL)

ATTEST:


By ________________________________
            City Clerk

================================================================================

                TABLE OF CUMULATIVE OUTSTANDING PRINCIPAL AMOUNT


                               Principal Amount       Cumulative
              Principal        Paid Pursuant to       Outstanding     Notation
              Amount             Redemption            Principal       Made
 Date         Issued              Provisions            Amount          By
 ----         ------              ----------            ------          --

================================================================================


                              (FORM OF ASSIGNMENT)
                        (NOTE RESTRICTIONS ON TRANSFERS)


     FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto

________________________________________________________________________________
             Print or Typewrite Name, Address and Social Security or
               other Taxpayer Identification Number of Transferee

the within Bond and all rights thereunder, and hereby irrevocably constitutes and appoints _____________________________ attorney to transfer the within Bond on the books kept by the Trustee for the registration and transfer of Bond, with full power of substitution in the premises.

Dated: ___________.

                            _______________________________________________
                            NOTICE: The signature to this assignment must correspond with the name as it appears upon the face of the within Bond in every particular.

                            Signature Guaranteed By:


                            ______________________________________________
                            (Name of Eligible Guarantor Institution as defined by SEC Rule 17 Ad-15 (17 CFR 240.17 Ad-15))


                            By: ______________________________________
                            Title: _______________________________________

================================================================================

     Section 403. Form of Certificate of Authentication.

                (FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION)

================================================================================


                          CERTIFICATE OF AUTHENTICATION

     This Bond is the Taxable Industrial Revenue Bond (AmerenUE Project), described in the Trust Indenture. The effective date of registration of this Bond is set forth below.

                                               COMMERCE BANK, N.A.



________________________                       By ____________________________
          Date                                 Name: _________________________
                                               Title: ________________________


================================================================================

                                    ARTICLE V

                    CUSTODY AND APPLICATION OF BOND PROCEEDS

     Section 501. Creation of Construction Fund. There is hereby created and ordered to be established in the custody of the Trustee a special trust fund in the name of the City to be designated the "City of Bowling Green, Missouri, Construction Fund -- AmerenUE Project" (herein called the "Construction Fund").

     Section 502. Deposits into the Construction Fund. The proceeds of the sale of any Additional Bond when received, excluding such amounts required to be paid into the Bond Fund pursuant to Section 602 hereof, shall be deposited by the Trustee into the Construction Fund. Any money received by the Trustee from any other source for the purpose of acquisition, construction, extension or improvement of improvements to the Project or for other projects authorized hereunder shall also be deposited into the Construction Fund.

     Section 503. Disbursements from the Construction Fund.

     (a) The moneys in the Construction Fund shall be disbursed by the Trustee for the payment of, or reimbursement to the Company for payment of, Project Costs upon receipt of requisition certificates signed by the Company in accordance with the provisions of Article IV of the Lease, and the Trustee hereby covenants and agrees to disburse such moneys in accordance with such provisions. In paying any requisition under this Section, the Trustee may rely as to the completeness and accuracy of all statements in such requisition certificate if such requisition certificate is signed by the Authorized Company Representative. If the City so requests in writing, a copy of each requisition certificate submitted to the Trustee for payment under this Section shall be promptly provided by the Trustee to the City.

     (b)  The  City   hereby   authorizes   and  directs  the  Trustee  to  make
disbursements in the manner and as provided for by the aforesaid provisions of the Lease.

     (c) The Trustee shall keep and maintain adequate records pertaining to the Construction Fund and all disbursements therefrom, and shall provide a statement of receipts and disbursements with respect thereto to the Company on a monthly basis. After the Project has been completed and a certificate of payment of all costs filed as provided in Section 504 hereof, the Trustee, to the extent it has not already done so pursuant to this Section or Section 1012 hereof, shall file a final statement of receipts and disbursements with respect thereto with the City and the Company.

     Section 504. Completion of the Project. The completion of the Project and payment of all costs and expenses incident thereto shall be evidenced by the filing with the Trustee and the City of the certificate required by the provisions of Section 4.5 of the Lease. As soon as practicable any balance remaining in the Construction Fund shall without further authorization be deposited in the Bond Fund.

     Section 505. Disposition Upon Acceleration. If the principal of the Bonds shall have become due and payable pursuant to Section 902 of this Indenture, upon the date of payment by the Trustee of any moneys due as hereinafter provided in Article IX provided, any balance remaining in the Construction Fund shall without further authorization be deposited in the Bond Fund by the Trustee with advice to the City and to the Company of such action.

                                   ARTICLE VI

                               REVENUES AND FUNDS

     Section 601. Creation of the Bond Fund. There is hereby created and ordered established in the custody of the Trustee a special trust fund in the name of the City to be designated the "City of Bowling Green, Missouri, Taxable Industrial Revenue Bond Fund -- AmerenUE Project" (herein called the "Bond Fund").

     Section 602. Deposits Into the Bond Fund. The Trustee shall deposit into the Bond Fund, as and when received, (a) all accrued interest on the Bonds, if any, paid by the purchaser of the Bonds; (b) all rent payments payable by the Company to the City specified in Section 5.1 of the Lease and amounts due under
Section 5.2 of the Lease for deposit in the Bond Fund; (c) any amount in the Construction Fund to be transferred to the Bond Fund pursuant to Section 504 hereof upon completion of the Project; (d) the balance of any Net Proceeds (as defined in the Lease) of condemnation awards or insurance received by the Trustee pursuant to Article IX of the Lease; (e) the amounts to be deposited in the Bond Fund pursuant to Sections 9.1 and 9.2 of the Lease; (f) all interest and other income derived from investments of Bond Fund moneys as provided in
Section 702 hereof; and (g) all other moneys received by the Trustee under and pursuant to any of the provisions of the Lease when accompanied by directions from the person depositing such moneys that such moneys are to be paid into the Bond Fund.

     Section 603. Application of Moneys in the Bond Fund.

     (a) Except as provided in Section 606 and Section 908 hereof or in Section 4.6(a) of the Lease, moneys in the Bond Fund shall be expended solely for the payment of the principal of and the interest on the Bonds as the same mature and become due or upon the redemption thereof prior to maturity; provided, however, that any amounts received by the Trustee as Additional Rent under Section 5.2 of the Lease and deposited to the Bond Fund as provided in Section 602 above, shall be expended by the Trustee for such items of Additional Rent as they are received or due without further authorization from the City.

     (b) The City hereby authorizes and directs the Trustee to withdraw sufficient funds from the Bond Fund to pay the principal of and the interest on the Bonds as the same become due and payable and to make said funds so withdrawn available to the Paying Agent for the purpose of paying said principal and interest.

     (c) Whenever the amount in the Bond Fund from any source whatsoever is sufficient to redeem all of the Bonds Outstanding and to pay interest to accrue thereon prior to such redemption, the City covenants and agrees, upon request of the Company, to take and cause to be taken the necessary steps to redeem all such Bonds on the next succeeding redemption date for which the required redemption notice may be given or on such later redemption date as may be specified by the Company. The Trustee may use any moneys in the Bond Fund to redeem a part of the Bond Outstanding in accordance with and to the extent permitted by Article III hereof so long as the Company is not in default with respect to any payments under the Lease and to the extent said moneys are in excess of the amount required for payment of Bonds theretofore matured or called for redemption and past due interest, if any, in all cases when such Bond have not been presented for payment.

     Section 604. Payments Due on Saturdays, Sundays and Holidays. In any case where the date of maturity of principal of or interest, if any, on the Bonds or the date fixed for redemption of any Bond shall be a Saturday, a Sunday or a legal holiday or a day on which banking institutions in the city of payment are authorized by law to close, then payment of principal or interest, if any, need not be made on such date but may be made on the next succeeding business day not a Saturday, a Sunday or a legal holiday or a day upon which banking institutions are authorized by law to close with the same force and effect as if made on the date of maturity or the date fixed for redemption, and no interest, if any, shall continue to accrue for the period after such date.

     Section 605. Nonpresentment of Bonds. In the event any Bond shall not be presented for payment when the principal thereof becomes due, either at maturity or otherwise, or at the date fixed for redemption thereof, if funds sufficient to pay such Bond shall have been made available to the Trustee, all liability of the City to the Owner thereof for the payment of such Bond shall forthwith cease, determine and be completely discharged, and thereupon it shall be the duty of the Trustee to hold such fund or funds, without liability for interest thereon, for the benefit of the Owner of such Bond who shall thereafter be restricted exclusively to such fund or funds for any claim of whatever nature on his part under this Indenture or on, or with respect to, said Bond. If any Bond shall not be presented for payment within four years following the date when such Bond become due, whether by maturity or otherwise, the Trustee shall repay to the Company the funds theretofore held by it for payment of such Bond, and such Bond shall, subject to the defense of any applicable statute of limitation, thereafter be an unsecured obligation of the Company, and the Owner thereof shall be entitled to look only to the Company for payment, and then only to the extent of the amount so repaid, and the Company shall not be liable for any interest thereon and shall not be regarded as a trustee of such money.

     Section 606. Repayment to the Company from the Bond Fund. After payment in full of the principal of and interest, if any, on the Bonds (or provision has been made for the payment thereof) as provided in this Indenture, and the fees, charges and expenses of the Trustee, the City and any Paying Agent and any other amounts required to be paid under this Indenture and the Lease (including without limitation any amounts payable under the Grant Agreement), all amounts remaining in the Bond Fund shall be paid to the Company upon the expiration or sooner termination of the Lease.

                                   ARTICLE VII

                  SECURITY FOR DEPOSITS AND INVESTMENT OF FUNDS

     Section 701. Moneys to be Held in Trust. All moneys deposited with or paid to the Trustee for account of the Bond Fund or the Construction Fund under any provision of this Indenture, and all moneys deposited with or paid to any Paying Agent under any provision of this Indenture, shall be held by the Trustee or Paying Agent in trust and shall be applied only in accordance with the provisions of this Indenture and the Lease, and, until used or applied as herein provided, shall constitute part of the Trust Estate and be subject to the lien hereof. Neither the Trustee nor any Paying Agent shall be under any liability for interest or any moneys received hereunder except such as may be agreed upon.

     Section 702. Investment of Moneys in Construction Fund and Bond Fund. Moneys held in the Construction Fund and the Bond Fund shall, pursuant to
written   direction  of  the   Company,   signed  by  the   Authorized   Company
Representative, be separately invested and reinvested by the Trustee in Investment Securities which mature or are subject to redemption by the owner prior to the date such funds will be needed. In the event the Company fails to provide written directions concerning investment of moneys held in the Construction Fund and the Bond Fund, the Trustee may invest in such Investment Securities specified in paragraph (e) of the definition of Investment Securities, provided they mature or are subject to redemption prior to the date such funds will be needed. Any such Investment Securities shall be held by or under the control of the Trustee and shall be deemed at all times a part of the fund in which such moneys are originally held, and the interest accruing thereon and any profit realized from such Investment Securities shall be credited to such fund, and any loss resulting from such Investment Securities shall be charged to such fund. After the Trustee has notice pursuant to Section 1001(h) of this Indenture of the existence of an Event of Default, the Trustee shall direct the investment of moneys in the Bond Fund and the Construction Fund. The Trustee shall sell and reduce to cash a sufficient amount of such Investment Securities whenever the cash balance in any Fund is insufficient for the purposes of such Fund. In determining the balance in any Fund, investments in such Fund shall be valued at the lower of their original cost or their fair market value as of the most recent Payment Date. The Trustee may make any and all investments permitted by the provisions of this Section through its own bond department or any affiliate or short-term investment department.

     Section 703. Record Keeping. The Trustee shall maintain records designed to show compliance with the provisions of this Article and with the provisions of
Article VI for at least six years after the payment of all of the Outstanding Bonds.


                                  ARTICLE VIII

                        GENERAL COVENANTS AND PROVISIONS

     Section 801. Payment of Principal and Interest. The City covenants and agrees that it will, but solely from the rents, revenues and receipts derived from the Project and the Lease as described herein, deposit or cause to be deposited in the Bond Fund sufficient sums payable under the Lease promptly to meet and pay the principal of and the interest on the Bonds as they become due and payable at the place, on the dates and in the manner provided herein and in the Bonds according to the true intent and meaning thereof. The City covenants and agrees that it will use its best efforts to cause the Project to be continuously and sufficiently leased as a revenue and income providing undertaking. Should there be a default under the Lease with the result that the right of possession of the Project is returned to the City, the City shall fully cooperate with the Trustee and with the Bondowners to the end of fully protecting the rights and security of the Bondowners and shall diligently proceed in good faith and use its best efforts to secure another tenant for the Project to the end that at all times sufficient rents, revenues and receipts will be derived from the Project promptly to meet and pay the principal of and the interest on the Bonds as they become due and payable. Nothing herein shall be construed as requiring the City to operate the Project as a business other than as lessor or to use any funds or revenues from any source other than funds and revenues derived from the Project.

     Section 802. Authority to Execute Indenture and Issue Bond. The City covenants that it is duly authorized under the Constitution and laws of the State of Missouri to execute this Indenture, to issue the Series 2002 Bond and to pledge and assign the Trust Estate in the manner and to the extent herein set forth; that all action on its part for the execution and delivery of this Indenture and the issuance of the Series 2002 Bond has been duly and effectively taken; that the Series 2002 Bond in the hands of the Owners thereof are and will be valid and enforceable obligations of the City according to the import thereof.

     Section 803. Performance of Covenants. The City covenants that it will faithfully perform at all times any and all covenants, undertakings, stipulations and provisions contained in this Indenture, in the Bonds and in all proceedings of its governing body pertaining thereto. The Trustee may take such action as it deems appropriate to enforce all such covenants, undertakings, stipulations and provisions of the City hereunder.

     Section 804. Instruments of Further Assurance. The City covenants that it will do, execute, acknowledge and deliver, or cause to be done, executed, acknowledged and delivered, such Supplemental Indentures and such further acts, instruments, financing statements and other documents as the Trustee may reasonably require for the better pledging and assigning unto the Trustee the property and revenues herein described to the payment of the principal of and interest, if any, on the Bonds. The City covenants and agrees that, except as herein and in the Lease provided, it will not sell, convey, mortgage, encumber or otherwise dispose of any part of the Project or the rents, revenues and receipts derived therefrom or from the Lease, or of its rights under the Lease.

     Section 805. Recordings and Filings. Upon request of the Owner of the Bonds or the Trustee, the City will cooperate in causing this Indenture and all Supplemental Indentures, the Lease and all Supplemental Leases and all appropriate financing and continuation statements and other security instruments to be recorded and filed in such manner and in such places as may be required by law in order to fully preserve and protect the security of the Owners of the Bonds and the rights of the Trustee hereunder.

     Section 806. Inspection of Project Books. The City covenants and agrees that all books and documents in its possession relating to the Project and the rents, revenues and receipts derived from the Project shall at all times be open to inspection by such accountants or other agencies as the Trustee may from time to time designate.

     Section 807. Enforcement of Rights Under the Lease. The City covenants and agrees that it shall enforce all of its rights and all of the obligations of the Company (at the expense of the Company) under the Lease to the extent necessary to preserve the Project in good repair and reasonably safe operating condition, and to protect the rights of the Trustee and the Bondowners hereunder with respect to the pledge and assignment of the rents, revenues and receipts coming due under the Lease; provided that, the City and the Trustee, as its assignee, shall refrain from enforcing any such right or obligation (except for the rights of the City or the Trustee to receive payments owing to either of them for their own account under the Indenture, the Lease, the Grant Agreement or any other agreement related to the Bonds or for their rights of indemnification or to be protected from liabilities by insurance policies required by the Lease) if so directed in writing by the Owners of 100% of the Outstanding Bonds. The City agrees that the Trustee, as assignee of the rentals and other amounts to be received by the City and paid by the Company under the Lease, or in its name or in the name of the City, may enforce all rights of the City to receive such rentals and other amounts and all obligations of the Company to pay such rentals and other amounts under and pursuant to the Lease for and on behalf of the Bondowners, whether or not the City is in default hereunder. So long as not otherwise provided in this Indenture, the Company shall be permitted to possess, use and enjoy the Project and appurtenances so as to carry out its obligations under the Lease.


                                   ARTICLE IX

                              DEFAULT AND REMEDIES

     Section 901. Events of Default; Notice; Opportunity to Cure. If any of the following events occur, it is hereby defined as and declared to be and to constitute an "Event of Default":

          (a) Default in the due and punctual payment of the principal on any Bond, whether at the stated maturity or accelerated maturity thereof, or at the date fixed for redemption thereof;

          (b) Default in the due and punctual payment of the interest on any Bond, whether at the stated maturity or accelerated maturity thereof, or at the date fixed for redemption thereof;

          (c) Default as specified in Section 12.1 of the Lease shall have occurred.

     Anything herein to the contrary notwithstanding, no default specified above shall constitute an Event of Default until actual notice of such default by registered or certified mail shall be given by the City, the Trustee or by the Owners of 25% in aggregate principal amount of all Bonds Outstanding to the Company and the Company shall have had 30 days after receipt of such notice to correct said default or cause said default to be corrected, and shall not have corrected said default or caused said default to be corrected within such period; provided, however, if any such default (other than a default in the payment of any money) shall be such that it cannot be corrected within such period, it shall not constitute an Event of Default if corrective action is instituted by the Company within such period and diligently pursued until the default is corrected.

     Section 902. Acceleration of Maturity in Event of Default. If an Event of Default shall have occurred and be continuing, the Trustee may, and upon the written request of the Owners of not less than 25% in aggregate principal amount of Bonds then Outstanding, shall, by notice in writing delivered to the City and the Company, declare the principal of all Bonds then Outstanding and the interest accrued thereon immediately due and payable, and such principal and interest shall thereupon become and be immediately due and payable.

     Section 903. Surrender of Possession of Trust Estate; Rights and Duties of Trustee in Possession. If an Event of Default shall have occurred and be continuing, the City, upon demand of the Trustee, shall forthwith surrender the possession of, and it shall be lawful for the Trustee, by such officer or agent as it may appoint, to take possession of all or any part of the Trust Estate, together with the books, papers and accounts of the City pertaining thereto, and including the rights and the position of the City under the Lease, and to hold, operate and manage the same, and from time to time make all needful repairs and improvements; the Trustee may lease the Project or any part thereof, in the name and for account of the City, and collect, receive and sequester the rents, revenues and receipts therefrom, and out of the same and any moneys received from any receiver of any part thereof pay, and set up proper reserves for the payment of all proper costs and expenses of so taking, holding and managing the same, including without limitation

(a) reasonable compensation to the Trustee, his agents and counsel, (b) any reasonable charges of the Trustee hereunder, (c)any taxes and assessments and other charges prior to the lien of this Indenture, (d) all expenses of such repairs and improvements, and (e) any amounts payable under the Grant Agreement, and the Trustee shall apply the remainder of the moneys so received in accordance with the provisions of Section 908 hereof. Whenever all that is due upon the Bond shall have been paid and all defaults made good, the Trustee shall surrender possession of the Trust Estate to the City, its successors or assigns, the same right of entry, however, to exist upon any subsequent Event of Default. While in possession of such property, the Trustee shall render annually to the City and the Company a summarized statement of receipts and expenditures in connection therewith.

     Section 904. Appointment of Receivers in Event of Default. If an Event of Default shall have occurred and be continuing, and upon the filing of a suit or other commencement of judicial proceedings to enforce the rights of the Trustee and of the Bondowners under this Indenture, the Trustee shall be entitled, as a matter of right, to the appointment of a receiver or receivers of the Trust Estate or any part thereof, pending such proceedings, with such powers as the court making such appointment shall confer.

     Section 905. Exercise of Remedies by the Trustee.

     (a) Upon the occurrence of an Event of Default, the Trustee may pursue any available remedy at law or in equity by suit, action, mandamus or other proceeding to enforce the payment of the principal of and interest on the Bond then Outstanding, and to enforce and compel the performance of the duties and obligations of the City or the Company as herein set forth or as set forth in the Lease and the Deed of Trust, respectively.

     (b) If an Event of Default shall have occurred and be continuing, and if requested to do so by the Owners of 25% in aggregate principal amount of Bonds then Outstanding and indemnified as provided in subsection (l) of Section 1001 hereof, the Trustee shall be obligated to exercise such one or more of the rights and powers conferred by this Article as the Trustee, being advised by counsel, shall deem most expedient and in the interests of the Bondowners.

     (c) All rights of action under this Indenture or under any of the Bonds may be enforced by the Trustee without the possession of any of the Bonds or the production thereof in any trial or other proceedings relating thereto, and any such suit or proceeding instituted by the Trustee shall be brought in its name as Trustee without necessity of joining as plaintiffs or defendants any Owners of the Bonds, and any recovery of judgment shall, subject to the provisions of
Section 908 hereof, be for the equal benefit of all the Owners of the Outstanding Bonds.

     Section 906. Limitation on Exercise of Remedies by Bondowners. No Owner of any Bond shall have any right to institute any suit, action or proceeding in equity or at law for the enforcement of this Indenture or for the execution of any trust hereunder or for the appointment of a receiver or any other remedy hereunder, unless (a) a default has occurred of which the Trustee has been notified as provided in subsection (h) of Section 1001 or of which by said subsection the Trustee is deemed to have notice, (b) such default shall have become an Event of Default, (c) the Owners of 25% in aggregate principal amount of Bonds then Outstanding shall have made written request to the Trustee, shall have offered it reasonable opportunity either to proceed and to exercise the powers hereinbefore granted or to institute such action, suit or proceeding in its own name, and shall have offered to the Trustee indemnity as provided in subsection (l) of Section 1001, and (d) the Trustee shall thereafter fail or refuse to exercise the powers herein granted or to institute such action, suit or proceeding in its own name; such notification, request and offer of indemnity are hereby declared in every case, at the option of the Trustee, to be conditions precedent to the execution of the powers and trusts of this Indenture, and to any action or cause of action for the enforcement of this

Indenture, or for the appointment of a receiver or for any other remedy hereunder, it being understood and intended that no one or more Owners of the Bond shall have any right in any manner whatsoever to affect, disturb or prejudice this Indenture by their action or to enforce any right hereunder except in the manner herein provided, and that all proceedings at law or equity shall be instituted, had and maintained in the manner herein provided and for the equal benefit of the Owners of all Bonds then Outstanding. Nothing in this Indenture contained shall, however, affect or impair the right of any Bondowner to payment of the principal of and interest on any Bond at and after the maturity thereof or the obligation of the City to pay the principal of and interest on each of the Bonds issued hereunder to the respective Owners thereof at the time, place, from the source and in the manner herein and in the Bonds expressed.

     Section 907. Right of Bondowners to Direct Proceedings.

     (a) Anything in this Indenture to the contrary notwithstanding, the Owners of a majority in aggregate principal amount of Bonds then Outstanding shall have the right, at any time, by an instrument or instruments in writing executed and delivered to the Trustee, to direct the time, method and place of conducting all proceedings to be taken in connection with the enforcement of the terms and conditions of this Indenture, or for the appointment of a receiver or any other proceedings hereunder; provided that such direction shall not be otherwise than in accordance with the provisions of law and of this Indenture, including
Section 1001(l) hereof.

     (b) Notwithstanding any provision in this Indenture to the contrary, the Owners of the Bonds shall not have the right to control or direct any remedies hereunder in the event of a default pursuant to Section 12.1(e) of the Lease Agreement or in the event the City or the Trustee are enforcing rights (a) to collect moneys for their own account, or (b) to indemnification or to be protected from liabilities by insurance policies required by the Lease.

     Section 908. Application of Moneys in Event of Default.

     (a) All moneys received by the Trustee pursuant to any right given or action taken under the provisions of this Article shall, after payment of the cost and expenses of the proceedings resulting in the collection of such moneys and of the fees, expenses, liabilities and advances incurred or made by the Trustee (including any attorneys fees and expenses) or to be paid pursuant to
Section 903 hereof, be deposited in the Bond Fund and all moneys so deposited in the Bond Fund shall be applied as follows:

          (1) Unless the principal of all the Bonds shall have become or shall have been declared due and payable, all such moneys shall be applied:

          FIRST -- To the payment to the persons entitled thereto of all installments of interest, if any, then due and payable on the Bonds, in the order in which such installments of interest became due and payable, and, if the amount available shall not be sufficient to pay in full any particular installment, then to the payment ratably, according to the amounts due on such installment, to the persons entitled thereto, without any discrimination or privilege;

          SECOND -- To the payment to the persons entitled thereof of the unpaid principal of any of the Bonds which shall have become due and payable (other than Bonds called for redemption for the payment of which moneys are held pursuant to the provisions of this Indenture), in the order of their due dates, and, if the amount available shall not be sufficient to pay in full Bonds due on any particular date, together with such interest, then to the payment, ratably, according to the amount of principal due on such date, to the persons entitled thereto without any discrimination or privilege.

          (2) If the principal of all the Bonds shall have become due or shall have been declared due and payable, all such moneys shall be applied to the payment of the principal and interest, if any, then due and unpaid on all of the Bonds, without preference or priority of principal over interest or of interest over principal or of any installment of interest over any other installment of interest or of any Bond over any other Bond, ratably, according to the amounts due respectively for principal and interest, to the person entitled thereto, without any discrimination or privilege.

          (3) If the principal of all the Bonds shall have been declared due and payable, and if such declaration shall thereafter have been rescinded and annulled under the provisions of Section 910, then, subject to the provisions of subsection (2) of this Section in the event that the principal of all the Bonds shall later become due or be declared due and payable, the moneys shall be applied in accordance with the provisions of subsection (1) of this Section.

     (b) Whenever moneys are to be applied pursuant to the provisions of this Section, such moneys shall be applied at such times and from time to time as the Trustee shall determine, having due regard to the amount of such moneys available and which may become available for such application in the future. Whenever the Trustee shall apply such moneys, it shall fix the date (which shall be an interest payment date unless it shall deem another date more suitable) upon which such application is to be made and upon such date interest on the amounts of principal to be paid on such dates shall cease to accrue.

     (c) Whenever all of the Bonds and interest thereon, if any, have been paid under the provisions of this Section, and all fees, expenses and charges of the City and the Trustee have been paid (including any amounts payable under the Grant Agreement), any balance remaining in the Bond Fund shall be paid to the Company as provided in Section 606 hereof.

     Section 909. Remedies Cumulative. No remedy by the terms of this Indenture conferred upon or reserved to the Trustee or to the Bondowners is intended to be exclusive of any other remedy, but each and every such remedy shall be cumulative and shall be in addition to any other remedy given to the Trustee or to the Bondowners hereunder or now or hereafter existing at law or in equity or by statute. No delay or omission to exercise any right, power or remedy accruing upon any Event of Default shall impair any such right, power or remedy or shall be construed to be a waiver of any such Event of Default or acquiescence therein; every such right, power or remedy may be exercised from time to time and as often as may be deemed expedient. In case the Trustee shall have proceeded to enforce any right under this Indenture by the appointment of a receiver, by entry, or otherwise, and such proceedings have been discontinued or abandoned for any reason, or shall have been determined adversely, then and in every such case the City, the Company, the Trustee and the Bondowners shall be restored to their former positions and rights hereunder, and all rights, remedies and powers of the Trustee shall continue as if no such proceedings had been taken.

     Section 910. Waivers of Events of Default. The Trustee may in its discretion waive any Event of Default hereunder and its consequences and rescind any declaration of maturity of principal of and interest, if any, on the Bonds, and shall do so upon the written request of the Owners of at least 50% in aggregate principal amount of all the Bonds then Outstanding (except for any Event of Default hereunder as a result of any Event of Default under Section 12.1(e) of the Lease which may only be waived by the City), provided, however, that there shall not be waived without the consent of the Owners of all the Bonds Outstanding (a) any Event of Default in the payment of the principal of any Outstanding Bonds when due (whether at the date of maturity or redemption specified therein), or (b) any Event of Default in the payment when due of the interest on any such Bond, unless prior to such waiver or rescission, all arrears of interest, or all arrears of payments of principal when due, as the case may be, and all reasonable expenses of the Trustee (including attorneys fees and expenses), in connection with such default, shall have been paid or provided for. In case of any such waiver or rescission, or in case any proceeding taken by the Trustee on account of any such default shall have been discontinued or abandoned or determined adversely, then and in every such case the City, the Company, the Trustee and the Bondowners shall be restored to their former positions, rights and obligations hereunder, respectively, but no such waiver or rescission shall extend to any subsequent or other default, or impair any right consequent thereon.

                                    ARTICLE X

                                   THE TRUSTEE

     Section 1001. Acceptance of the Trusts. The Trustee hereby accepts the trusts imposed upon it by this Indenture, but only upon and subject to the following express terms and conditions, and no implied covenants or obligations shall be read into this Indenture against the Trustee:

          (a) The Trustee, prior to the occurrence of an Event of Default and after the curing of all Events of Default which may have occurred, undertakes to perform such duties and only such duties as are specifically set forth in this Indenture. If any Event of Default shall have occurred and be continuing, subject to Section 1001(l) below, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and shall use the same degree of care and skill in their exercise, as a prudent corporate trust department would exercise or use under the circumstances in the conduct of its own affairs.

          (b) The Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or through agents, attorneys or receivers and shall not be responsible for any misconduct or negligence on the part of any agent, attorney or receiver appointed or chosen by it with due care, and the Trustee shall be entitled to act upon the opinion or advice of counsel, who may be counsel to the City or to the Company, concerning all matters of trust hereof and the duties hereunder, and may in all cases pay such reasonable compensation to all such agents, attorneys and receivers as may reasonably be employed in connection with the trusts hereof. The Trustee shall not be responsible for any loss or damage resulting from any action or nonaction by it taken or omitted to be taken in good faith in reliance upon such opinion or advice of counsel addressed to the City and the Trustee.

          (c) Except as provided in the Lease and particularly Section 10.8 thereof, the Trustee shall not be responsible for any recital herein or in the Bond (except with respect to the Certificate of Authentication of the Trustee endorsed on the Bond), or for the recording or rerecording, filing or refiling of this Indenture or any security agreement in connection therewith, or for insuring the Project or collecting any insurance moneys, or for the validity of the execution by the City of this Indenture or of any Supplemental Indentures or instruments of further assurance, or for the sufficiency of the security of the Bonds. The Trustee shall not be responsible or liable for any loss suffered in connection with any investment of funds made by it in accordance with Article VII hereof.

          (d) The Trustee shall not be accountable for the use of any Bonds authenticated and delivered hereunder. The Trustee, in its individual or any other capacity, may become the owner or pledgee of Bonds with the same rights which it would have if it were not Trustee.

          (e) The  Trustee  may  rely  and  shall  be  protected  in  acting  or refraining from acting upon any ordinance, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, affidavit, letter, telegram or other paper or document provided for under this Indenture believed by it to be genuine and correct and to have been signed, presented or sent by the proper person or persons. Any action taken by the Trustee pursuant to this Indenture upon the request or authority or consent of any person who, at the time of making such request or giving such authority or consent is the Owner of any Bond, shall be conclusive and binding upon all future Owners of the same Bond and upon Bonds issued in exchange therefor or upon transfer or in place thereof.

          (f) As to the existence or nonexistence of any fact or as to the sufficiency or validity of any instrument, paper or proceeding, or whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee shall be entitled to rely upon a certificate signed by the Authorized City Representative or an Authorized Company Representative as sufficient evidence of the facts therein contained, and prior to the occurrence of a default of which the Trustee has been notified as provided in subsection (h) of this Section or of which by said subsection it is deemed to have notice, the Trustee shall also be at liberty to accept a similar certificate to the effect that any particular dealing, transaction or action is necessary or expedient, but may at its discretion secure such further evidence deemed necessary or advisable, but shall in no case be bound to secure the same.

          (g) The permissive right of the Trustee to do things enumerated in this Indenture shall not be construed as a duty, and the Trustee shall not be answerable for other than its negligence or willful misconduct.

          (h) The Trustee shall not be required to take notice or be deemed to have notice of any default hereunder except failure by the City to cause to be made any of the payments to the Trustee required to be made in Article VI hereof, unless the Trustee shall be specifically notified in writing of such default by the City or by the Owners of at least 25% in aggregate principal amount of all Bonds then Outstanding.

          (i) At any and all reasonable times and subject to the Company's reasonable and standard security procedures, the Trustee and its duly authorized agents, attorneys, experts, engineers, accountants and representatives shall have the right, but shall not be required, to inspect any and all of the Project, and all books, papers and records of the City pertaining to the Project and the Bonds, and to take such memoranda from and in regard thereto as may be desired. The Trustee shall treat all proprietary information of the Company as confidential.

          (j) The Trustee shall not be required to give any bond or surety in respect to the execution of its trusts and powers hereunder or otherwise in respect of the Project.

          (k) The Trustee shall have the right, but shall not be required, to demand, in respect of the authentication of any Bond, the withdrawal of any cash, the release of any property, or any action whatsoever within the purview of this Indenture, any showings, certificates, opinions, appraisals or other information, or corporate action or evidence thereof, in addition to that by the terms hereof required, as a condition of such action by the Trustee deemed desirable for the purpose of establishing the right of the City to the authentication of any Bond, the withdrawal of any cash, or the taking of any other action by the Trustee.

          (l) Before taking any action under this Indenture other than the payments from moneys on deposit in the Construction Fund or the Bond Fund, as provided herein, the Trustee may require that satisfactory indemnity be furnished to it for the reimbursement of all costs and expenses to which it may be put and to protect it against all liability which it may incur in or by reason of such action, except liability which is adjudicated to have resulted from its negligence or willful misconduct by reason of any action so taken.

     Section 1002. Fees, Charges and Expenses of the Trustee. The Trustee shall be entitled to payment of and/or reimbursement for reasonable fees for its ordinary services rendered hereunder and all advances, agent and counsel fees and other ordinary expenses reasonably made or incurred by the Trustee in connection with such ordinary services and, in the event that it should become necessary that the Trustee perform extraordinary services, it shall be entitled to reasonable extra compensation therefor and to reimbursement for reasonable extraordinary expenses in connection therewith; provided that if such extraordinary services or extraordinary expenses are occasioned by the neglect or willful misconduct of the Trustee, it shall not be entitled to compensation or reimbursement therefor. The Trustee shall be entitled to payment and reimbursement for the reasonable fees and charges of the Trustee as Paying Agent for the Bonds. Pursuant to the provisions of Section 5.2 of the Lease, the Company has agreed to pay to the Trustee all reasonable fees, charges and expenses of the Trustee under this Indenture. The Trustee agrees that the City shall have no liability for any reasonable fees, charges and expenses of the Trustee, and the Trustee agrees to look only to the Company for the payment of all reasonable fees, charges and expenses of the Trustee and any Paying Agent as provided in the Lease. Upon the occurrence of an Event of Default and during its continuance, the Trustee shall have a lien with right of payment prior to payment on account of principal of or interest on any Bond, upon all moneys in its possession under any provisions hereof for the foregoing reasonable advances, fees, costs and expenses incurred.

     Section 1003. Notice to Bondowners if Default Occurs. If a default occurs of which the Trustee is by subsection (h) of Section 1001 hereof required to take notice or if notice of default be given as in said subsection (h) provided, then the Trustee shall give written notice thereof to the last known Owners of all Bonds then Outstanding as shown by the bond registration books required by
Section 206 to be kept at the corporate trust office of the Trustee.

     Section 1004. Intervention by the Trustee. In any judicial proceeding to which the City is a party and which, in the opinion of the Trustee and its counsel, has a substantial bearing on the interests of Owners of the Bonds, the Trustee may intervene on behalf of Bondowners and, subject to the provisions of
Section 1001(l) hereof, shall do so if requested in writing by the Owners of at least 25% of the aggregate principal amount of Bonds then Outstanding.

     Section 1005. Successor Trustee Upon Merger, Consolidation or Sale. With the prior written consent of the Company, any corporation or association into which the Trustee may be merged or converted or with or into which it may be consolidated, or to which it may sell or transfer its corporate trust business and assets as a whole or substantially as a whole, or any corporation or association resulting from any merger, conversion, sale, consolidation or transfer to which it is a party, shall be and become successor Trustee hereunder and shall be vested with all the trusts, powers, rights, obligations, duties, remedies, immunities and privileges hereunder as was its predecessor, without the execution or filing of any instrument or any further act on the part of any of the parties hereto.

     Section 1006. Resignation of Trustee. The Trustee and any successor Trustee may at any time resign from the trusts hereby created by giving 30 days' written notice to the City, the Company and the Bondowners, and such resignation shall take effect at the end of such 30 days, or upon the earlier appointment of a successor Trustee by the Bondowners or by the City. The Trustee shall resign at any time it determines that it has a conflict of interest (as defined in the Trust Indenture Act of 1939), and shall, within 90 days after ascertaining that it has a conflict of interest, or within 30 days after receiving written notice from the City or the Company (so long as the Company is not in default under the Lease Agreement)
     that it has a conflict of interest, either eliminate such conflicting interest or resign in the manner and with the effect specified in this Indenture.

     Section 1007. Removal of Trustee. The Trustee may be removed at any time, with or without cause, by an instrument or concurrent instruments in writing (a) delivered to the Trustee, the City and the Company and signed by the Owners of a majority in aggregate principal amount of Bonds then Outstanding, or (b) so long as no Event of Default under this Indenture or the Lease shall have occurred and be continuing, delivered to the Trustee, the City and the Owners of the Bonds and signed by the Company.

     Section 1008. Appointment of Successor Trustee. In case the Trustee hereunder shall resign or be removed, or shall otherwise become incapable of acting hereunder, or in case it shall be taken under the control of any public officer or officers or of a receiver appointed by a court, a successor Trustee
(a) reasonably acceptable to the City may be appointed by the Company (so long as no Event of Default shall have occurred and be continuing), or (b) reasonably acceptable to the City and the Company may be appointed by the Owners of a majority in aggregate principal amount of Bonds then Outstanding, by an instrument or concurrent instruments in writing; provided, nevertheless, that in case of such vacancy, the City, by an instrument executed and signed by its Mayor and attested by its City Clerk under its seal, may appoint a temporary Trustee to fill such vacancy until a successor Trustee shall be appointed in the manner above provided. Any such temporary Trustee so appointed by the City shall hold such appointment no longer than 90 days without Company approval (so long as no Event of Default shall have occurred and be continuing) and shall immediately and without further acts be superseded by the successor Trustee so appointed as provided above. Every such Trustee appointed pursuant to the provisions of this Section shall be a trust company or bank in good standing and qualified to accept such trust having, or whose obligations are guaranteed by a financial institution having, a reported capital, surplus and undivided profits of not less than $50,000,000.

     Section 1009. Vesting of Trusts in Successor Trustee. Every successor Trustee appointed hereunder shall execute, acknowledge and deliver to its predecessor and also to the City and the Company an instrument in writing accepting such appointment hereunder, and thereupon such successor shall, without any further act, deed or conveyance, become fully vested with all the trusts, powers, rights, obligations, duties, remedies, immunities and privileges of its predecessor; but such predecessor shall, nevertheless, on the written request of the City, execute and deliver an instrument transferring to such successor Trustee all the trusts, powers, rights, obligations, duties, remedies, immunities and privileges of such predecessor hereunder; every predecessor Trustee shall deliver all securities and moneys held by it as Trustee hereunder to its successor. Should any instrument in writing from the City be required by any successor Trustee for more fully and certainly vesting in such successor the trusts, powers, rights, obligations, duties, remedies, immunities and privileges hereby vested in the predecessor, any and all such instruments in writing shall, on request, be executed, acknowledged and delivered by the City.

     Section 1010. Right of Trustee to Pay Taxes and Other Charges. In case any tax, assessment or governmental or other charge upon, or insurance premium with respect to, any part of the Project is not paid as required herein or in the Lease, the Trustee may pay such tax, assessment or governmental charge or insurance premium, without prejudice, however, to any rights of the Trustee or the Bondowners hereunder arising in consequence of such failure; any amount at any time so paid under this Section, with interest thereon from the date of payment at the rate of 10% per annum, shall become an additional obligation secured by this Indenture, and the same shall be given a preference in payment over any payment of principal of or interest on the Bonds, and shall be paid out of the proceeds of rents, revenues and receipts collected from the Project, if not otherwise caused to be paid; but the Trustee shall be under no obligation to make any such payment unless it shall have been requested to do so by the Owners of at least 25% of the aggregate principal amount of Bonds then Outstanding and shall have been provided adequate funds for the purpose of such payment.

     Section 1011. Trust Estate May be Vested in Co-trustee.

          (a) It is the purpose of this Indenture that there shall be no violation of any law of any jurisdiction (including particularly the State of Missouri) denying or restricting the right of banking corporations or associations to transact business as trustee in such jurisdiction. It is recognized that in case of litigation under this Indenture or the Lease, and in particular in case of the enforcement of either on default or in case the Trustee deems that by reason of any present or future law of any jurisdiction it may not exercise any of the powers, rights or remedies herein granted to the Trustee, or take any other action which may be desirable or necessary in connection therewith, it may be necessary or desirable that the Trustee appoint an additional individual or institution as a co-trustee or separate trustee, and the Trustee is hereby authorized to appoint such co-trustee or separate trustee.

          (b) In the event that the Trustee appoints an additional individual or institution as a co-trustee or separate trustee (which appointment shall be subject to the approval of the Company), each and every remedy, power, right, claim, demand, cause of action, immunity, title, interest and lien expressed or intended by this Indenture to be exercised by the Trustee with respect thereto shall be exercisable by such co-trustee or separate trustee but only to the extent necessary to enable such co-trustee or separate trustee to exercise such powers, rights and remedies, and every covenant and obligation necessary to the exercise thereof by such co-trustee or separate trustee shall run to and be enforceable by either of them.

          (c) Should any deed, conveyance or instrument in writing from the City be required by the co-trustee or separate trustee so appointed by the Trustee for more fully and certainly vesting in and confirming to such co-trustee such properties, rights, powers, trusts, duties and obligations, any and all such deeds, conveyances and instruments in writing shall, on request, be executed, acknowledged and delivered by the City.

          (d) In case any co-trustee or separate trustee shall die, become incapable of acting, resign or be removed, all the properties, rights, powers, trusts, duties and obligations of such co-trustee or separate trustee, so far as permitted by law, shall vest in and be exercised by the Trustee until the appointment of a successor to such co-trustee or separate trustee.

     Section 1012. Accounting. The Trustee shall render an annual accounting for the period ending December 31 of each year to the City, the Company and to any Bondowner requesting the same and, upon the request of the Company or the Bondowner, a monthly accounting to the Company and the Bondowner, showing in reasonable detail all financial transactions relating to the Trust Estate during the accounting period and the balance in any funds or accounts created by this Indenture as of the beginning and close of such accounting period.

     Section 1013. Performance of Duties Under the Lease. The Trustee hereby accepts and agrees to perform all duties and obligations assigned to it under the Lease.

                                   ARTICLE XI

                             SUPPLEMENTAL INDENTURES

     Section 1101. Supplemental Indentures Not Requiring Consent of Bondowners. The City and the Trustee may from time to time, without the consent of or notice to any of the Bondowners, enter into such Supplemental Indenture or Supplemental Indentures as shall not be inconsistent with the terms and provisions hereof, for any one or more of the following purposes:

     (a) To cure any ambiguity or formal defect or omission in this Indenture, or to make any other change not materially adverse to the security for the Bondowners;

     (b) To grant to or confer upon the Trustee for the benefit of the Bondowners any additional rights, remedies, powers or authority that may lawfully be granted to or conferred upon the Bondowners or the Trustee or either of them;

     (c) To more precisely identify the Project or the Project Site or to add additional property thereto;

     (d) To conform the Indenture to amendments to the Lease made by the City and the Company;

     (e) To subject to this Indenture additional revenues, properties or collateral; or

     (f) To issue Additional Bonds as provided in Section 209 hereof.

     Section 1102. Supplemental Indentures Requiring Consent of Bondowners.

     (a) Exclusive of Supplemental Indentures covered by Section 1101 hereof and subject to the terms and provisions contained in this Section, and not otherwise, the Owners of not less than a majority in aggregate principal amount of the Bonds then Outstanding shall have the right, from time to time, anything contained in this Indenture to the contrary notwithstanding, to consent to and approve the execution by the City and the Trustee of such other Supplemental Indenture or Supplemental Indentures as shall be deemed necessary and desirable by the City for the purpose of modifying, amending, adding to or rescinding, in any particular, any of the terms or provisions contained in this Indenture or in any Supplemental Indenture; provided, however, that without the consent of the Owners of 100% of the principal amount of the Bonds then Outstanding, nothing in this Section contained shall permit or be construed as permitting (1) an extension of the maturity or a shortening of the redemption date of the principal of or the interest, if any, on any Bond issued hereunder, or (2) a reduction in the principal amount of any Bond or the rate of interest thereon, if any, or (3) a privilege or priority of any Bond or Bond over any other Bond or Bond, or (4) a reduction in the aggregate principal amount of Bonds the Owners of which are required for consent to any such Supplemental Indenture.

     (b) If at the time the City shall request the Trustee to enter into any such Supplemental Indenture for any of the purposes of this Section, the Trustee shall cause notice of the proposed execution of such Supplemental Indenture to be mailed to each Bondowner as shown on the bond registration books required by
Section 206 hereof. Such notice shall briefly set forth the nature of the proposed Supplemental Indenture and shall state that copies thereof are on file at the principal corporate trust office of the Trustee for inspection by all Bondowners. If within 60 days or such longer period as may be prescribed by the City following the mailing and final publication of such notice, the Owners of not less than a majority in aggregate principal amount of the Bonds Outstanding at the time of the execution of any such Supplemental

Indenture shall have consented to and approved the execution thereof as herein provided, no Owner of any Bond shall have any right to object to any of the terms and provisions contained therein, or the operation thereof, or in any manner to question the propriety of the execution thereof, or to enjoin or restrain the Trustee or the City from executing the same or from taking any action pursuant to the provisions thereof.

     Section 1103. Company's Consent to Supplemental Indentures. Anything herein to the contrary notwithstanding, a Supplemental Indenture under this Article which affects any rights of the Company shall not become effective unless and until the Company shall have consented in writing to the execution and delivery of such Supplemental Indenture, provided that receipt by the Trustee of a Supplemental Lease executed by the Company in connection with the issuance of Additional Bonds under Section 209 hereof shall be deemed to be the consent of the Company to the execution of a Supplemental Indenture pursuant to Section 209 hereof, respectively. In this regard, the Trustee shall cause notice of the proposed execution and delivery of any such Supplemental Indenture (other than a Supplemental Indenture proposed to be executed and delivered pursuant to Section 209 hereof) together with a copy of the proposed Supplemental Indenture to be mailed to the Company at least 30 days prior to the proposed date of execution and delivery of any such Supplemental Indenture.

                                   ARTICLE XII

                               SUPPLEMENTAL LEASES

     Section 1201. Supplemental Leases Not Requiring Consent of Bondowners. The City and the Trustee shall, without the consent of or notice to the Bondowners, consent to the execution of any Supplemental Lease or Supplemental Leases by the City and the Company as may be required (a) by the provisions of the Lease and this Indenture, (b) for the purpose of curing any ambiguity or formal defect or omission in the Lease, (c) so as to more precisely identify the Project or add additional property thereto, (d) in connection with the issuance of Additional Bonds under Section 209 hereof, (e) in connection with any other change therein which, in the judgment of the Trustee, does not materially and adversely affect the Trustee or security for the Bondowners.

     Section 1202. Supplemental Leases Requiring Consent of Bondowners. Except for Supplemental Leases as provided for in Section 1201 hereof, neither the City nor the Trustee shall consent to the execution of any Supplemental Lease or Supplemental Leases by the City or the Company without the mailing of notice and the obtaining of the written approval or consent of the Owners of not less than a majority in aggregate principal amount of the Bonds at the time Outstanding given and obtained as provided in Section 1102 hereof. If at any time the City and the Company shall request the consent of the Trustee to any such proposed Supplemental Lease, the Trustee shall cause notice of such proposed Supplemental Lease to be mailed in the same manner as provided in Section 1102 hereof with respect to Supplemental Indentures. Such notice shall briefly set forth the nature of such proposed Supplemental Lease and shall state that copies of the same are on file in the principal corporate trust office of the Trustee for inspection by all Bondowners.

                                  ARTICLE XIII

                     SATISFACTION AND DISCHARGE OF INDENTURE

     Section 1301. Satisfaction and Discharge of this Indenture.

     (a) When the principal of and interest on all the Bonds shall have been paid in accordance with their terms or provision has been made for such payment, as provided in Section 1302 hereof, and provision shall also be made for paying all other sums payable hereunder and under the Lease, including the reasonable fees and expenses of the Trustee, the City and Paying Agent to the date of retirement of the Bonds, then the right, title and interest of the Trustee in respect hereof shall thereupon cease, determine and be void, and thereupon the Trustee shall cancel, discharge and release this Indenture and shall execute, acknowledge and deliver to the City such instruments of satisfaction and discharge or release as shall be requisite to evidence such release and the satisfaction and discharge of this Indenture, and shall assign and deliver to the City any property at the time subject to this Indenture which may then be in its possession, except amounts in the Bond Fund required to be paid to the Company under Section 606 hereof and except funds or securities in which such funds are invested held by the Trustee for the payment of the principal of and interest on the Bonds.

     (b) The City is hereby authorized to accept a certificate by the Trustee that the whole amount of the principal and interest, if any, so due and payable upon all of the Bonds or coupons then Outstanding has been paid or such payment provided for in accordance with Section 1302 hereof as evidence of satisfaction of this Indenture, and upon receipt thereof shall cancel and erase the inscription of this Indenture from its records.

     Section 1302. Bonds Deemed to be Paid.

     (a) Bonds shall be deemed to be paid within the meaning of this Article when payment of the principal of and interest thereon to the due date thereof (whether such due date be by reason of maturity or upon redemption as provided in this Indenture, or otherwise), either (1) shall have been made or caused to be made in accordance with the terms thereof, or (2) shall have been provided for by depositing with the Trustee in trust and irrevocably set aside exclusively for such payment (i) moneys sufficient to make such payment or
(ii) Government Securities maturing as to principal and interest in such amount and at such times as will insure the availability of sufficient moneys to make such payment, or (3) shall have been provided for by surrendering the Bonds to the Trustee for cancellation. At such time as Bonds shall be deemed to be paid hereunder, as aforesaid, it shall no longer be secured by or entitled to the benefits of this Indenture, except for the purposes of such payment from such moneys or Government Securities.

     (b) Notwithstanding the foregoing, in the case of Bonds which by their terms may be redeemed prior to the stated maturities thereof, no deposit under clause (2) of the immediately preceding paragraph shall be deemed a payment of such Bonds as aforesaid until, as to all such Bonds which are to be redeemed prior to their respective stated maturities, proper notice of such redemption shall have been given in accordance with Article III of this Indenture or irrevocable instructions shall have been given to the Trustee to give such notice.

     (c) Notwithstanding any provision of any other section of this Indenture which may be contrary to the provisions of this Section, all moneys or Government Securities set aside and held in trust pursuant to the provisions of this Section for the payment of Bonds shall be applied to and used solely for the payment of the particular Bond, with respect to which such moneys and Government Securities have been so set aside in trust.

     (d) At its option, the Company may deliver to the Trustee for cancellation Bonds not previously paid, and the Company shall receive a credit against the Basic Rent or other amounts payable by the Company for the redemption or defeasance of the Bonds in an amount equal to 100% of the principal amount of the Bonds so delivered for cancellation, plus the accrued interest thereon.

                                   ARTICLE XIV

                            MISCELLANEOUS PROVISIONS

     Section 1401. Consents and Other Instruments by Bondowners.

     (a) Any consent, request, direction, approval, objection or other instrument required by this Indenture to be signed and executed by the Bondowners may be in any number of concurrent writings of similar tenor and may be signed or executed by such Bondowners in person or by agent appointed in writing. Proof of the execution of any such in-strument or of the writing appointing any such agent and of the ownership of Bonds, if made in the following manner, shall be sufficient for any of the purposes of this Indenture, and shall be conclusive in favor of the Trustee with regard to any action taken, suffered or omitted under any such instrument, namely:

          (1) The fact and date of the execution by any person of any such instrument may be proved by the certificate of any officer in any jurisdiction who by law has power to take acknowledgements within such jurisdiction that the person signing such instrument acknowledged before him the execution thereof, or by affidavit of any witness to such execution.

          (2) The fact of ownership of Bonds and the amount or amounts, numbers and other identification of such Bonds, and the date of holding the same shall be proved by the registration books of the City maintained by the Trustee pursuant to Section 206 hereof.

     Section 1402. Limitation of Rights Under this Indenture. With the exception of rights herein expressly conferred, nothing expressed or mentioned in or to be implied from this Indenture or the Bonds is intended or shall be construed to give any person other than the parties hereto, and the Owners of the Bonds, if any, any right, remedy or claim under or in respect to this Indenture, this Indenture and all of the covenants, conditions and provisions hereof being intended to be and being for the sole and exclusive benefit of the parties hereto and the Owners of the Bonds, as herein provided.

     Section 1403. Notices. It shall be sufficient service of any notice, request, complaint, demand or other paper required by this Indenture to be given or filed with the City, the Trustee, the Company or Bondowners if the same shall be duly mailed by registered or certified mail addressed:

          (a)      To the City:               City of Bowling Green, Missouri
                                              16 West Church
                                              Bowling Green, MO  63334
                                              ATTN:  Mayor

          (b)      To the Trustee:            Commerce Bank, N.A.
                                              1000 Walnut, 6th Floor
                                              Kansas City, MO  64106
                                              ATTN:  Corporate Trust Department

          (c)      To the Company:            Union Electric Company d/b/a
                                              AmerenUE
                                              One Ameren Plaza
                                              1901 Chouteau Avenue
                                              St. Louis, MO  63103
                                              ATTN:  Treasurer

                   with a copy to:            Union Electric Company d/b/a
                                              AmerenUE
                                              One Ameren Plaza
                                              1901 Chouteau Avenue
                                              St. Louis, MO  63103
                                              ATTN:  General Counsel

          (d) To the Bondowners if the same shall be duly mailed by first class, registered or certified mail addressed to each of the Owners of Bonds at the time Outstanding as shown by the bond registration books required by Section 206 hereof to be kept at the principal corporate trust office of the Trustee.

     Section 1404. Severability. If any provision of this Indenture shall be held or deemed to be invalid, inoperative or unenforceable as applied in any particular case in any jurisdiction or jurisdictions or in all jurisdictions, or in all cases because it conflicts with any other provision or provisions hereof or any constitution or statute or rule of public policy, or for any other reason, such circumstances shall not have the effect of rendering the provision in question inoperative or unenforceable in any other case or circumstance, or of rendering any other provision or provisions herein contained invalid, inoperative or unenforceable to any extent whatever.

     Section 1405. Execution in Counterparts. This Indenture may be executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same instrument.

     Section 1406. Governing Law. This Indenture shall be governed exclusively by and construed in accordance with the applicable laws of the State of Missouri.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, City of Bowling Green, Missouri, has caused this Indenture to be signed in its name and behalf by its Mayor and the seal of the City to be hereunto affixed and attested by its City Clerk, and to evidence its acceptance of the trusts hereby created, Commerce Bank, N.A. has caused this Indenture to be signed in its name and behalf by its duly authorized President or Vice-President or Trust Officer and its official seal to be hereunto affixed and attested by its Secretary or Assistant Secretary, all as of the date first above written.

                                    CITY OF BOWLING GREEN, MISSOURI



                                    By  /s/ Boyd A. Haddock
                                       -----------------------------
                                              Mayor



[SEAL]

ATTEST:



By  /s/ Barbara Allison
   ---------------------
         City Clerk





AmerenUE Project
Trust Indenture

                                    COMMERCE BANK, N.A.,
                                    as Trustee



                                    By  /s/ William Ekey
                                       ---------------------
                                    Name:   William Ekey
                                    Title:  Vice President

[SEAL]

ATTEST:



By  /s/ Vinetta A. Garnett
   -------------------------
Name:  Vinetta A. Garnett
Title: Assistant Secretary




AmerenUE Project
Trust Indenture

                                ACKNOWLEDGEMENTS



STATE OF MISSOURI )
                  ) SS.
CITY OF PIKE      )


     On this 16 day of December, 2002, before me, the undersigned, a Notary Public in and for said State, personally appeared BOYD HADDOCK, and BARBARA ALLISON, who acknowledged themselves to be the Mayor and City Clerk of CITY OF BOWLING GREEN, MISSOURI, a fourth class city organized and existing under the laws of the State of Missouri, and that they, as such Mayor and City Clerk are authorized to do so, executed the foregoing instrument for the purposes therein contained by signing the name of the City by themselves as Mayor and City Clerk.

     IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year last above written.



                                             /s/ Jennifer D. Robinson
                                          ------------------------------
                                                 Notary Public


My commission expires:

 My Commission Expires
    August 6, 2006
----------------------







AmerenUE Project
Trust Indenture
                                      S-3

STATE OF MISSOURI )
                  )  SS.
COUNTY OF Jackson )


     On this 16th day of December, 2002, before me, the undersigned, a Notary Public in and for said State, personally appeared William Ekey, who acknowledged himself to be Vice President of COMMERCE BANK, N.A., Kansas City, Missouri, a national banking association duly organized and existing under the laws of the United States of America, and that he as such officer being authorized so to do executed the foregoing instrument for the purposes therein contained by signing the name of the association by himself as an officer.

     IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year last above written.



                                             /s/ C. Guein
                                          ------------------------------
                                                 Notary Public


My commission expires:


     /seal/
-----------------------


AmerenUE Project
Trust Indenture

                                                                  EXHIBIT 10.11

                                  $125,000,000
                      (Aggregate Maximum Principal Amount)
                         CITY OF BOWLING GREEN, MISSOURI
                         TAXABLE INDUSTRIAL REVENUE BOND
                               (AMERENUE PROJECT)
                                   SERIES 2002


                          Dated as of December 20, 2002


                             BOND PURCHASE AGREEMENT



City of Bowling Green, Missouri
16 West Church
Bowling Green, MO  63334

     On the basis of the representations, and covenants and upon the terms and conditions contained in this Bond Purchase Agreement, Union Electric Company d/b/a AmerenUE, a Missouri corporation (the "Purchaser"), offers to purchase from the City of Bowling Green, Missouri (the "City"), the above-referenced Taxable Industrial Revenue Bond (AmerenUE Project) Series 2002, dated as provided in the Indenture (hereinafter defined), in the maximum aggregate principal amount of $125,000,000 (the "Series 2002 Bond"), to be issued by the City, under and pursuant to an Ordinance adopted by the governing body of the City on July 15, 2002 (the "Ordinance") and a Trust Indenture, dated as of December 1, 2002 (the "Indenture") by and between the City and Commerce Bank, N.A., Kansas City, Missouri (the "Trustee"). Capitalized terms not otherwise defined herein shall have the meanings set forth in the Indenture.

SECTION 1. REPRESENTATIONS AND AGREEMENTS

     (a) By the City's acceptance hereof the City hereby represents to the Purchaser that:

          (1) The City is a fourth class city duly organized and validly existing under the laws of the State of Missouri. The City is authorized pursuant to the Constitution and laws of the State of Missouri, and the laws and ordinances of the City, and all necessary action has been taken to authorize, issue and deliver the Series 2002 Bond and to consummate all transactions contemplated by this Bond Purchase Agreement, the Ordinance, the Indenture, the Lease, the Grant Agreement and any and all other Financing Documents relating thereto. The proceeds of the Series 2002 Bond shall be used to finance the Project as defined in the Indenture and to pay for the costs incurred in connection with the issuance of the Series 2002 Bond.

          (2) There is no controversy, suit or other proceeding of any kind pending or, to the knowledge of the City, threatened questioning, disputing or affecting in any way the legal organization of the City, or the right or title of any of its officers to their respective offices, or the legality of any official act leading up to the issuance of the Series 2002 Bond or the constitutionality or validity of the obligations represented by the Series 2002 Bond or the validity of the Series 2002 Bond, the Lease, the Indenture or the Grant Agreement.

     (b)  The Purchaser represents as follows:

          (1) The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Missouri. The Purchaser has all necessary licenses and permits required in order to carry on its business as currently conducted and has or will obtain all necessary licenses and permits in connection with the purchase, construction and operation of the Project. Except as may be disclosed in any filings which have been made by the Purchaser with the Securities and Exchange Commission, the Purchaser is not in violation of and has not received any notice of an alleged violation of or liability under any zoning, land use, environmental, pollution control, hazardous waste or similar laws or regulations that would have a material adverse effect on its operations or financial condition and has full right, power and authority to authorize, approve, enter into, execute and deliver the Lease, the Grant Agreement and this Bond Purchase Agreement (collectively, the "Company Documents") and to perform such other acts and things as are provided in the Company Documents.

          (2) No Conflict or Breach. The execution, delivery, performance (where applicable) and approval by the Purchaser of the Company Documents, and full compliance by it with the provisions of the Company Documents, have been duly authorized by all necessary action of the Purchaser and do not and will not conflict with or result in the breach of any of the terms, conditions or provisions of, or constitute a default under, its organizational documents, any law, court or administrative regulation, decree or order applicable to or binding upon Purchaser, or any agreement, indenture, mortgage, lease or instrument to which the Purchaser is a party or by which it is bound.

          (3) Approvals. The Purchaser has duly authorized all necessary action to be taken by it for: (i) the issuance and sale of the Series 2002 Bond by the City upon the terms and conditions set forth herein and in the Indenture, and (ii) the execution, delivery and performance (where applicable) of the Company Documents and any and all such other agreements and documents as may be required to be executed, delivered and performed by it in order to carry out, effectuate and consummate the transactions contemplated hereby and by such Company Documents.

          (4) No Litigation. Except as may be disclosed in any filings which have been made by the Purchaser with the Securities and Exchange Commission, there is no action, suit, proceeding, inquiry or investigation at law or in equity or before or by any court, public board or body pending or, to the knowledge of the Purchaser, threatened against or affecting the Purchaser or to the knowledge of the Purchaser, any meritorious basis therefor, wherein an unfavorable decision, ruling or finding could have a material and adverse effect on the financial condition of the Purchaser or the operation by the Purchaser of its property or of the transactions contemplated by the Company Documents or on the validity or enforceability in accordance with their respective terms of the Company Documents or any other agreement or instrument to which Purchaser is a party or by which it is or may be bound or would in any way contest the existence or powers of Purchaser.

          (5) Documents Legal, Valid and Binding. The Purchaser shall, on or before the Closing Date, execute and deliver the Company Documents. When executed and delivered by the Purchaser, the Company Documents will be legal, valid and binding obligations, enforceable in accordance with their respective terms, subject, as to enforcement, to any applicable bankruptcy, reorganization, insolvency, moratorium or other laws affecting the enforcement of creditors' rights generally and further subject to the availability of equitable remedies.

          (6) Purchaser's Certificates. Any certificate signed by an authorized officer or agent of the Purchaser and delivered to the City shall be deemed a representation and warranty by Purchaser to such parties as to the statements made therein.

          (7) No Default Under Company Documents. No event has occurred and is continuing which with the lapse of time or the giving of notice, or both, would constitute a breach of or an event of default by Purchaser under the Company Documents.

          (8) Title. The Purchaser has good and marketable fee simple title in the Project Site which it will transfer to the City at Closing Date, and has good and marketable title to its other property, in each case free and clear of all liens, except encumbrances which do not materially adversely affect the Purchaser or its operations.

SECTION 2. PURCHASE, SALE AND DELIVERY OF THE SERIES 2002 BOND

     On the basis of the representations and covenants contained herein and in the other agreements referred to herein, and subject to the terms and conditions herein set forth and in the Indenture, the Purchaser agrees to purchase from the City and the City agrees to sell to the Purchaser the Series 2002 Bond on the terms and conditions set forth herein.

     The Series 2002 Bond shall be sold to the Purchaser by the City on the Closing Date (hereinafter defined) upon payment of an amount equal to the Closing Price (hereinafter defined), which amount shall be applied as provided in the Indenture and the Lease. From time to time after the Closing Date, the Purchaser shall make additional payments with respect to the Series 2002 Bond ("Additional Payments") to Commerce Bank, N.A., as Trustee under the Indenture, which Additional Payments shall be applied to the payment of Project Costs or as provided in the Indenture and the Lease; provided that the sum of the Closing Price and all such Additional Payments shall not, in the aggregate, exceed $125,000,000.

     As used herein, the term "Closing Date" shall mean December 20, 2002, or such other date as shall be mutually agreed upon by the City and the Purchaser; the term "Closing Price" shall mean that certain amount specified in writing by the Purchaser and agreed to by the City as the amount required to pay for the initial issuance of the Series 2002 Bond on the Closing Date.

     The Series 2002 Bond shall be issued under and secured as provided in the Ordinance, the Indenture, the Lease and the Deed of Trust authorized thereby and the Series 2002 Bond shall have the maturity, interest rate and shall be subject to redemption as set forth therein. The delivery of the Series 2002 Bond shall be made in definitive form as a fully registered bond in the maximum aggregate principal denomination of $125,000,000; provided, that the principal amount of the Series 2002 Bond outstanding at any time shall be that amount recorded in the records of the Trustee and further provided that interest shall be payable on the Series 2002 Bond only on the outstanding principal amount of the Series 2002 Bond, as more fully provided in the Indenture. Any certificate signed by an authorized officer or agent of the Purchaser and delivered to the City shall be deemed a representation and warranty by Purchaser to such parties as to the statements made therein.

     The Purchaser agrees to indemnify and hold harmless the City, the Trustee or any member, officer, official or employee of the City or of the Trustee, within the meaning of Section 15 of the Securities Act of 1933, as amended (collectively, the "Indemnified Parties"), against any and all losses, claims, damages, liabilities or expenses whatsoever caused by any violation or failure to comply with any federal or state securities laws in connection with the Series 2002 Bond.

     In case any action shall be brought against one or more of the Indemnified Parties based upon the foregoing indemnification and in respect of which indemnity may be sought against the Purchaser, the Indemnified Parties shall promptly notify the Purchaser in writing and the Purchaser shall promptly assume the defense thereof, including the employment of counsel, the payment of all expenses and the right to negotiate and consent to settlement. Any one or more of the Indemnified Parties shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of such Indemnified Party or Indemnified Parties unless employment of such counsel has been specifically authorized by the Purchaser or there is a conflict of interest that would prevent counsel for the Purchaser from adequately representing both the Purchaser and the Indemnified Party. The Purchaser shall not be liable for any settlement of any such action effected without its consent by any of the Indemnified Parties, but if settled with the consent of the Purchaser or if there be a final judgment for the plaintiff in any such action against the Purchaser or any of the Indemnified Parties, with or without the consent of the Purchaser, the Purchaser agrees to indemnify and hold harmless the Indemnified Parties to the extent provided herein.

SECTION 3. CONDITIONS TO THE OBLIGATIONS

     The obligations hereunder shall be subject to the due performance by the parties of the obligations and agreements to be performed hereunder on or prior to the Closing Date and to the accuracy of and compliance with the representations contained herein, as of the date hereof and as of the Closing Date, and are also subject to the following conditions:

          (a) There shall be delivered to the Purchaser on or prior to the Closing Date a duly executed copy of the Ordinance, the Trust Indenture, the Lease and the Deed of Trust, and any other instrument contemplated thereby shall be in full force and effect and shall not have been modified or changed except as may have been agreed to in writing by the Purchaser.

          (b) The City shall confirm on the Closing Date by a certificate that at and as of the Closing Date the City has taken all action necessary to issue the Series 2002 Bond and that there is no controversy, suit or other proceeding of any kind pending or, to the knowledge of the City, threatened wherein any question is raised affecting in any way the legal organization of the City or the legality of any official act shown to have been done in the transcript of proceedings leading up to the issuance of the Series 2002 Bond, or the constitutionality or validity of the obligations represented by the Series 2002 Bond or the validity of the Series 2002 Bond or any proceedings in relation to the issuance or sale thereof.

          (c) A certificate of the Purchaser, dated the Closing Date, to the effect that (i) except as may be disclosed in any filings which have been made by the Purchaser with the Securities and Exchange Commission, no litigation, proceeding or investigation is pending against the Purchaser or its affiliates or, to the knowledge of the Purchaser, threatened which would (A) contest, affect, restrain or enjoin the issuance, validity, execution, delivery or performance of the

     Company Documents, or (B) in any way contest the existence or powers of the Purchaser or its affiliates, (ii) except as may be disclosed in any filings which have been made by the Purchaser with the Securities and Exchange Commission, no litigation, proceeding or investigation is pending or, to the knowledge of the Purchaser, threatened against the Purchaser or its affiliates except litigation, proceedings or investigations in which the probable ultimate recoveries and the estimated costs and expenses of defense, in the opinion of counsel to the Purchaser (A) will be entirely within applicable self-insurance program funding and insurance policy limits (including primary and excess insurance policies and subject to applicable deductibles) or (B) will not have a material adverse effect on the operations or condition, financial or otherwise, of the Purchaser and its affiliates, (iii) the representations and warranties of the Purchaser herein and in the Company Documents were and are true and correct in all material respects and not misleading as of the date made and as of the Closing Date, (iv) at the Closing Date, no event of default has occurred and is continuing and no event has occurred and is continuing which with the lapse of time or the giving of notice, or both, would constitute a breach of or an event of default under the Company Documents, and (v) such other matters as are reasonably requested by the other parties in connection with the issuance of the Series 2002 Bond.

SECTION 4. THE PURCHASER'S RIGHT TO CANCEL

     The Purchaser shall have the right to cancel its obligation hereunder to purchase the Series 2002 Bond by notifying the City in writing or by telegraph of its election to make such cancellation at any time prior to the Closing Date.

SECTION 5. CONDITIONS OF OBLIGATIONS

     The obligations of the parties hereto are subject to the receipt of the approving opinion of Gilmore & Bell, P.C., Bond Counsel, with respect to the validity of the authorization and issuance of the Series 2002 Bond.

SECTION 6. REPRESENTATIONS AND AGREEMENTS TO SURVIVE DELIVERY

     The representations and warranties of each party are made only as of the date hereof and the Closing Date. All of the representations and agreements by either party shall survive delivery of the Series 2002 Bond to the Purchaser.

SECTION 7. NOTICE

     Any notice or other communication to be given to the City under this Agreement may be given by mailing or delivering the same in writing to the City of Bowling Green, City Hall, 16 West Church, Bowling Green, Missouri 63334,
Attention: Mayor; and any notice or other communication to be given to the Purchaser under this Agreement may be given by delivering the same in writing to Union Electric Company d/b/a AmerenUE, One Ameren Plaza, 1901 Chouteau Avenue, St. Louis, Missouri 63103, Attention: Treasurer with a copy to Union Electric Company d/b/a AmerenUE, One Ameren Plaza, 1901 Chouteau Avenue, St. Louis, Missouri 63103, Attention: General Counsel.

SECTION 8. PAYMENT OF EXPENSES

     The Purchaser shall pay all reasonable expenses and costs of the parties to effect the authorization, preparation, issuance, delivery and sale of the Series 2002 Bond from proceeds of the Series 2002 Bond or otherwise to the extent contemplated in the Grant Agreement.

SECTION 9. APPLICABLE LAW; ASSIGNABILITY

     This Bond Purchase Agreement shall be governed by the laws of the State of Missouri and may be assigned by the Purchaser to (i) any entity controlled by, under common control with or controlling the Purchaser, or (ii) any third party which operates an electric generation facility or has material experience in operating an electric generation facility and whose senior long-term debt, or the senior long-term debt of an entity controlled by, under common control with or controlling such third party, is rated at least Baa3 by Moody's Investors Service, Inc. (or any successor agency) or BBB- by Standard & Poors Rating Service (or any successor agency). Any such assignee shall agree to be bound by the terms of this Bond Purchase Agreement. Upon such assignment, the Purchaser shall be released from and have no further obligations under this Bond Purchase Agreement.

SECTION 10. EXECUTION OF COUNTERPARTS

     This Bond Purchase Agreement may be executed in several counterparts, each of which shall be regarded as an original and all of which shall constitute one and the same document.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                         Very truly yours,

                                         UNION ELECTRIC COMPANY d/b/a
                                         AMERENUE, as Purchaser



DATE OF EXECUTION:                       By: /s/ Jerre E. Birdsong
                                            ---------------------------
December 20, 2002                        Name:   Jerre E. Birdsong
-----------------                        Title:  Vice President & Treasurer













Bond Purchase Agreement
AMERENUE PROJECT
                                      S-1

Accepted and Agreed to this 20 day of December, 2002.


                                         CITY OF BOWLING GREEN, MISSOURI


                                         By:  /s/ Boyd A. Haddock
                                             ----------------------------
                                         Name:    Boyd Haddock
                                         Title:   Mayor




                                      S-2


Bond Purchase Agreement
AMERENUE PROJECT

                                                                   EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-87506 and 333-87506-01) of Union Electric
Company of our report dated February 13, 2003 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 24, 2003

                                                                   EXHIBIT 99.2

                                   CERTIFICATE
                                 furnished under
                  Section 906 of the Sarbanes-Oxley Act of 2002

     I, Charles W. Mueller, chief executive officer of Union Electric Company, hereby certify that to the best of my knowledge, the accompanying Report of Union Electric Company on Form 10-K for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Union Electric Company.




                                           /s/ Charles W. Mueller
                                           --------------------------
                                           Charles W. Mueller
                                           Chief Executive Officer

Date:  March 24, 2003

                                                                   EXHIBIT 99.3

                                   CERTIFICATE
                                 furnished under
                  Section 906 of the Sarbanes-Oxley Act of 2002

     I, Warner L. Baxter, chief financial officer of Union Electric Company, hereby certify that to the best of my knowledge, the accompanying Report of Union Electric Company on Form 10-K for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Union Electric Company.




                                           /s/ Warner L. Baxter
                                           --------------------------
                                           Warner L. Baxter
                                           Chief Financial Officer

Date:  March 24, 2003