Form 10-K/A
period 2002-12-31
UNION ELECTRIC CO
filed 2003-03-31
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K/A

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

                                EXPLANATORY NOTE

     All documents identified as being filed with our Form 10-K for the fiscal year ended December 31, 2002 were filed except Exhibit No. 12.1 Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements which is being filed with this amendment to Form 10-K.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


     (C) Exhibits.

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
                                       2

         Exhibit No.                           Description
         -----------                           -----------
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

         Exhibit No.                           Description
         ----------                            -----------

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

     10.8 Power Sales Agreement between Marketing Company and AmerenUE (March 31, 2002 Generating Company Form 10-Q, Exhibit 10.1).

     10.9 Lease Agreement dated as of December 1, 2002 between the City of Bowling Green, Missouri, as Lessor, and AmerenUE, as Lessee (2002 Form 10-K Exhibit 10.9).

     10.10 Trust Indenture dated as of December 1, 2002 between the City of Bowling Green, Missouri and Commerce Bank, N.A. as Trustee (2002 Form 10-K Exhibit 10.10).

     10.11 Bond Purchase Agreement dated as of December 20, 2002 between the City of Bowling Green, Missouri and AmerenUE as purchaser (2002 Form 10-K Exhibit 10.11).

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

         Exhibit No.                           Description
         ----------                            -----------
     12.1      **   Statement of Computation of Ratio of Earnings to Fixed
                    Charges and Preferred Stock Dividend Requirements.

     23.1           Consent of Independent Accountants (2002 Form 10-K
                    Exhibit 23.1)

     99.1 Stipulation and Agreement dated July 15, 2002 in Missouri Public Service Commission (as No. EC-2002-1 (earnings complaint case against AmerenUE) File Nos. 333-87506 and 333-87506-01, Exhibit 99.1).

     99.2 Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (2002 Form 10-K
                    Exhibit 99.2).

     99.3 Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (2002 Form 10-K
                    Exhibit 99.3).

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

                                      UNION ELECTRIC COMPANY
                                            (Registrant)


                                          /s/ Martin J. Lyons
Date  March 31, 2003                  By -------------------------
                                              Martin J. Lyons
                                         Vice President and Controller
                                         (Principal Accounting Officer

                                 CERTIFICATIONS

     I, Charles W. Mueller, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Union Electric Company;

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


Date: March 31, 2003                          /s/ Charles W. Mueller
                                           -----------------------------
                                                  Charles W. Mueller
                                                 Chief Executive Officer

     I, Warner L. Baxter, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Union Electric Company;

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



Date: March 31, 2003                          /s/ Warner L. Baxter
                                           -----------------------------
                                                  Warner L. Baxter
                                                 Chief Financial Officer
                                       7

                                                                  Exhibit 12.1


                             UNION ELECTRIC COMPANY
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS
                      (Millions of Dollars, Except Ratios)


                                                        Year Ended December 31,

                                                 --------------------------------- -----
                                                  1998    1999     2000    2001     2002

Net Income                                        $320    $349     $353    $374    $344
Add- Extraordinary items net of tax                  -       -        -       5       -
                                                 -----   -----    -----   -----   -----
Net income from continuing operations              320     349      353     379     344

   Taxes based on income                           213     227      224     230     193
                                                 -----   -----    -----   -----   -----
Net income before income taxes                     533     576      577     609     537


Add- fixed charges:
   Interest on long term debt                      125     118      122     109      98
   Other interest                                    2      (1)       4       4       7
   Rentals                                           3       4        4       4       3
   Amortization of net debt premium,
    discount, expenses and losses                    4       3        3       3       3

                                                 -----   -----    -----   -----   -----
Total fixed charges                                134     124      133     120     111
                                                 -----   -----    -----   -----   -----

Earnings available for fixed charges               667     700      710     729     648
                                                 =====   =====    =====   =====   =====

Ratio of earnings to fixed charges                4.99    5.64     5.33    6.08    5.82
                                                 =====   =====    =====   =====   =====

Earnings required for preferred dividends:
   Preferred stock dividends                         9       9        9       9       8
   Adjustment to pre-tax basis                       5       4        4       4       3
                                                 -----   -----    -----   -----   -----
                                                    14      13       13      13      11

Fixed charges plus preferred stock dividend
    requirements                                   148     137      146     133     122
                                                 =====   =====    =====   =====   =====

Ratio of earnings to fixed charges plus
    preferred stock dividend requirements         4.53    5.09     4.85    5.48    5.30
                                                 =====   =====    =====   =====   =====

