Form 10-Q
period 2003-06-30
UNION ELECTRIC CO
filed 2003-08-14
CIK 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For Quarterly Period Ended June 30, 2003

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

     Shares outstanding of the registrant's  common stock as of August 14, 2003:
Common Stock, $5 par value, held by Ameren Corporation (parent company of the registrant) - 102,123,834.

                                                             UNION ELECTRIC COMPANY

                                                                TABLE OF CONTENTS


                                                                                                                               Page
                                                                                                                              ------
PART I              Financial Information

      ITEM 1.       Financial Statements (Unaudited)
                    Consolidated Balance Sheet at June 30, 2003 and December 31, 2002.....................................        2
                    Consolidated Statement of Income for the three and six months ended June 30, 2003 and 2002............        3
                    Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002..................        4
                    Consolidated Statement of Common Stockholder's Equity for the three and six months ended June 30,
                    2003 and 2002.........................................................................................        5
                    Notes to Consolidated Financial Statements............................................................        6

      ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.................       16

      ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk............................................       23

      ITEM 4.       Controls and Procedures...............................................................................       25

                    Forward-Looking Statements............................................................................       25

PART II             Other Information

      ITEM 1.       Legal Proceedings.....................................................................................       27

      ITEM 4.       Submission of Matters to a Vote of Security Holders...................................................       28

      ITEM 5.       Other Information.....................................................................................       28

      ITEM 6.       Exhibits and Reports on Form 8-K......................................................................       28


SIGNATURE.................................................................................................................       30


     This Form 10-Q contains "forward-looking  statements" within the meaning of
     Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I under the heading "Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.



                                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                             UNION ELECTRIC COMPANY
                                           CONSOLIDATED BALANCE SHEET
                               (Unaudited, in millions, except per share amounts)
                                                                                                 June 30,       December 31,
                                                                                                   2003             2002
                                                                                                -----------     ------------
ASSETS:
Property and plant, net                                                                           $ 6,094          $ 5,991
Investments and other assets:
   Nuclear decommissioning trust fund                                                                 191              172
   Other assets                                                                                       240              235
                                                                                                -----------     ------------
         Total investments and other assets                                                           431              407
                                                                                                -----------     ------------
Current assets:
   Cash and cash equivalents                                                                           21                9
   Accounts receivable - trade (less allowance for doubtful
         accounts of $5 and $6, respectively)                                                         156              171
   Unbilled revenue                                                                                   164              101
   Miscellaneous accounts and notes receivable                                                         41               49
   Materials and supplies, at average cost                                                            163              162
   Other current assets                                                                                21               26
                                                                                                -----------     ------------
         Total current assets                                                                         566              518
                                                                                                -----------     ------------
Regulatory assets                                                                                     746              659
                                                                                                -----------     ------------
Total Assets                                                                                      $ 7,837          $ 7,575
                                                                                                ===========     ============

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, $5 par value, 150.0 shares authorized -
     102.1 shares outstanding                                                                     $   511          $   511
   Other paid-in capital, principally premium on common stock                                         702              702
   Retained earnings                                                                                1,484            1,477
   Accumulated other comprehensive income (loss)                                                      (61)             (58)
                                                                                                -----------     ------------
      Total common stockholder's equity                                                             2,636            2,632
                                                                                                -----------     ------------
   Preferred stock not subject to mandatory redemption                                                113              113
   Long-term debt, net                                                                              1,765            1,687
                                                                                                -----------     ------------
         Total capitalization                                                                       4,514            4,432
                                                                                                -----------     ------------
Current liabilities:
   Current maturities of long-term debt                                                               141              130
   Short-term debt                                                                                    177              250
   Intercompany notes payable                                                                         169               15
   Accounts and wages payable                                                                         164              348
   Taxes accrued                                                                                      212              118
   Other current liabilities                                                                          103               96
                                                                                                -----------     ------------
         Total current liabilities                                                                    966              957
                                                                                                -----------     ------------
Accumulated deferred income taxes                                                                   1,290            1,344
Accumulated deferred investment tax credits                                                           118              121
Regulatory liabilities                                                                                108              121
Asset retirement obligations                                                                          397              174
Accrued pension liabilities                                                                           268              252
Other deferred credits and liabilities                                                                176              174
                                                                                                -----------     ------------
Total Capital and Liabilities                                                                     $ 7,837          $ 7,575
                                                                                                ===========     ============

See Notes to Consolidated Financial Statements.



                                                    UNION ELECTRIC COMPANY
                                                CONSOLIDATED STATEMENT OF INCOME
                                                    (Unaudited, in millions)


                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                      June 30,
                                                                  ---------------------------  ---------------------------
                                                                      2003          2002            2003          2002
                                                                  ------------- -------------  ------------  -------------
OPERATING REVENUES:
   Electric                                                          $ 616         $ 654         $ 1,171       $ 1,188
   Gas                                                                  20            18              85            68
                                                                  ------------- -------------  ------------  -------------
      Total operating revenues                                         636           672           1,256         1,256
                                                                  ------------- -------------  ------------  -------------

OPERATING EXPENSES:
   Fuel and purchased power                                            122           132             263           276
   Gas                                                                  13            10              52            42
   Other operations and maintenance                                    188           207             374           391
   Depreciation and amortization                                        71            69             141           141
   Income taxes                                                         59            63              97            91
   Other taxes                                                          54            55             107           107
                                                                  ------------- -------------  ------------  -------------
      Total operating expenses                                         507           536           1,034         1,048
                                                                  ------------- -------------  ------------  -------------

OPERATING INCOME                                                       129           136             222           208

OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used during construction                   -             1               -             2
   Miscellaneous, net -
     Miscellaneous income                                                8            17               9            23
     Miscellaneous expense                                              (2)          (29)             (3)          (31)
     Income taxes                                                       (2)            9              (2)            8
                                                                  ------------- -------------  ------------  -------------
      Total other income and (deductions)                                4            (2)              4             2
                                                                  ------------- -------------  ------------  -------------

INTEREST CHARGES:
   Interest                                                             27            27              53            54
   Allowance for borrowed funds used during construction                (1)            -              (2)           (2)
                                                                  ------------- -------------  ------------  -------------
      Net interest charges                                              26            27              51            52
                                                                  ------------- -------------  ------------  -------------

NET INCOME                                                             107           107             175           158

PREFERRED STOCK DIVIDENDS                                                2             2               3             4
                                                                  ------------- -------------  ------------  -------------

NET INCOME AFTER PREFERRED STOCK DIVIDENDS                           $ 105         $ 105         $   172       $   154
                                                                  ============= =============  ============  =============

See Notes to Consolidated Financial Statements.



                                             UNION ELECTRIC COMPANY
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited, in millions)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                           --------------------------
                                                                               2003          2002
                                                                           ------------  ------------
Cash Flows From Operating:
   Net income                                                                 $ 175         $ 158
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                          141           141
         Amortization of nuclear fuel                                            16            16
         Amortization of debt issuance costs and premium/discounts                2             2
         Allowance for funds used during construction                            (2)           (4)
         Deferred income taxes, net                                             (16)           (9)
         Deferred investment tax credits, net                                    (3)           (3)
         Other                                                                   (3)            -
         Changes in assets and liabilities:
               Receivables, net                                                 (40)          (63)
               Materials and supplies                                            (1)            8
               Accounts and wages payable                                      (147)         (119)
               Taxes accrued                                                     94            82
               Assets, other                                                    (14)           (9)
               Liabilities, other                                                36            43
                                                                           ------------  ------------
Net cash provided by operating activities                                       238           243
                                                                           ------------  ------------

Cash Flows From Investing:
   Construction expenditures                                                   (226)         (246)
   Allowance for funds used during construction                                   2             4
   Nuclear fuel expenditures                                                     (1)          (16)
   Intercompany notes receivable                                                  -            84
                                                                           ------------  ------------
Net cash used in investing activities                                          (225)         (174)
                                                                           ------------  ------------

Cash Flows From Financing:
   Dividends on common stock                                                   (165)         (152)
   Dividends on preferred stock                                                  (3)           (4)
   Capital issuance costs                                                        (3)            -
   Redemptions:
      Nuclear fuel lease                                                        (20)            -
      Short-term debt                                                           (73)         (186)
      Long-term debt                                                           (189)            -
   Issuances:
      Nuclear fuel lease                                                          -             6
      Long-term debt                                                            298             -
      Intercompany notes payable                                                154           260
                                                                           ------------  ------------
Net cash used in financing activities                                            (1)          (76)
                                                                           ------------  ------------

Net change in cash and cash equivalents                                          12            (7)
Cash and cash equivalents at beginning of year                                    9            15
                                                                           ------------  ------------
Cash and cash equivalents at end of period                                    $  21         $   8
                                                                           ============  ============

Cash paid during the periods:
   Interest                                                                   $  45         $  48
   Income taxes, net                                                             74            63

See Notes to Consolidated Financial Statements.



                                                     UNION ELECTRIC COMPANY
                                      CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                                    (Unaudited, in millions)


                                                                               Three Months Ended          Six Months Ended
                                                                                     June 30,                   June 30,
                                                                            -------------------------- --------------------------
                                                                                2003         2002          2003          2002
                                                                            ------------ ------------- ------------  ------------
Common stock                                                                 $   511       $  511        $  511       $   511

Other paid-in capital                                                            702          702           702           702

Retained earnings
   Beginning balance                                                           1,462         1,413         1,477        1,440
   Net income                                                                    107           107           175          158
   Common stock dividends                                                        (83)          (76)         (165)        (152)
   Preferred stock dividends                                                      (2)           (2)           (3)          (4)
                                                                            ------------ ------------- ------------  ------------
                                                                               1,484         1,442         1,484        1,442
                                                                            ------------ ------------- ------------  ------------

Accumulated other comprehensive income (loss)
   Beginning balance - derivative financial instruments                            3            (1)            4            1
   Change in derivative financial instruments in current period                   (2)            2            (3)           -
                                                                            ------------ ------------- ------------  ------------
                                                                                   1             1             1            1
                                                                            ------------ ------------- ------------  ------------
   Beginning balance - minimum pension liability                                 (62)            -           (62)           -
   Change in minimum pension liability in current period                           -             -             -            -
                                                                            ------------ ------------- ------------  ------------
                                                                                 (62)            -           (62)           -
                                                                            ------------ ------------- ------------  ------------

                                                                                 (61)            1           (61)           1
                                                                            ------------ ------------- ------------  ------------


Total common stockholder's equity                                            $ 2,636       $ 2,656       $ 2,636      $ 2,656
                                                                            ============ ============= ============  ============


Comprehensive income, net of taxes
   Net income                                                                $   107       $   107       $   175      $   158
   Unrealized net gain/(loss) on derivative hedging instruments,
        net of income taxes of $(1), $1, $(1) and $1, respectively                (2)            1            (2)           2
   Reclassification adjustments for gains/(losses) included in net income,
        net of income taxes of $-, $-, $- and $(1), respectively                   -             1            (1)          (2)
                                                                            ------------ ------------- ------------  ------------
           Total comprehensive income, net of taxes                          $   105       $   109       $   172      $   158
                                                                            ============ ============= ============  ============

See Notes to Consolidated Financial Statements.


UNION ELECTRIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

NOTE 1 - Summary of Significant Accounting Policies

General

     Union Electric Company, headquartered in St. Louis, Missouri, is a wholly-owned subsidiary of Ameren Corporation (Ameren) and operates as AmerenUE. Our principal business is the rate-regulated generation, transmission and distribution of electricity, and the rate-regulated distribution of natural gas to residential, commercial, industrial and wholesale users in Missouri and Illinois. Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is also headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:
o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated electric transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company), which operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods primarily over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren affiliated companies, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. We have a 40% ownership interest in EEI and have accounted for it under the equity method of accounting. Resources Company also owns a 20% interest in EEI.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     When we refer to AmerenUE, our, we or us, we are referring to Union Electric Company and its subsidiary, Union Electric Development Corporation, on a consolidated basis. Union Electric Development Corporation owns and invests in civic and community development enterprises. In some cases, we are referring to our agents, Ameren Energy and AmerenEnergy Fuels and Services Company. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

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

Accounting Changes and Other Matters

Statement of Financial Accounting Standards (SFAS) No. 143 - "Accounting for Asset Retirement Obligations"

     We adopted the provisions of SFAS 143 effective January 1, 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible long-lived assets. SFAS 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing or amount of cash flows associated with an asset retirement obligation affect our estimate of fair value.

     Upon adoption of this standard, we recognized additional asset retirement obligations of approximately $213 million and a net increase in net property and plant of approximately $77 million related primarily to the Callaway nuclear plant decommissioning costs and retirement costs for a river structure. The difference between the net asset and the liability recorded upon adoption of SFAS 143 related to rate-regulated assets was recorded as an additional regulatory asset of approximately $136 million because we expect to continue to recover in electric rates the cost of Callaway nuclear decommissioning and other costs of removal. These asset retirement obligations and associated assets are in addition to assets and liabilities of $174 million that we had recorded at January 1, 2003, related to our future obligations and funds accumulated to decommission the Callaway nuclear plant.

     Asset retirement obligations also increased by $4 million during the quarter ended March 31, 2003 and $6 million during the quarter ended June 30, 2003 to reflect the obligations at their present value.

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

     The fair value of our nuclear decommissioning trust fund for our Callaway nuclear plant is reported in Nuclear Decommissioning Trust Fund in our Consolidated Balance Sheet. This amount is legally restricted for funding the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the regulatory asset recorded in connection with the adoption of SFAS 143.

     Historically, our depreciation methodology has included an estimated cost of dismantling and removing plant from service upon retirement. Because these estimated costs of removal have been included in the cost of service upon which our present utility rates are based, and with the expectation that this practice will continue in the jurisdictions in which we operate, adoption of SFAS 143 did not result in any change in the depreciation accounting practices of our rate-regulated operations. We have estimated future removal costs embedded in accumulated depreciation related to rate-regulated plant assets were approximately $542 million at June 30, 2003.

     The following table shows the asset retirement obligation liability as though SFAS 143 had been in effect for the two prior years.

====================================================
Pro forma Asset Retirement Obligation Liability
----------------------------------------------------
January 1, 2001                         $   346
December 31, 2001                           366
December 31, 2002                           387
====================================================

     There are no pro forma net income effects of adopting SFAS 143 since we expect to continue to recover in electric rates the cost of Callaway nuclear decommissioning and other costs of removal.

Emerging Issues Task Force (EITF) Issue No. 02-3 and EITF Issue No. 98-10

     In the quarters ended September 30, 2002 and December 31, 2002, we adopted the provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that require revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues
- Electric and in Operating Expenses - Fuel and Purchased Power. This meant that revenues were recorded for the sum of the contract notional amounts of the power sales contracts with a corresponding charge to income for the costs of the energy that was generated, or for the sum of the contract notional amounts of a purchased power contract.

     In October 2002, the EITF reached a consensus to rescind EITF 98-10. The effective date for the full rescission of EITF 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") trading derivatives (subsequent to the rescission of EITF 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. The operating revenues and costs that were netted for the three and six months ended June 30, 2002 were $78 million and $228 million, respectively, which reduced Electric Revenues and Fuel and Purchased Power by equal amounts. The adoption of EITF 02-3, the rescission of EITF 98-10 and the related transition guidance resulted in netting of energy contracts and lowered our reported revenues and costs with no impact on earnings.

SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

     In April 2003, the FASB issued SFAS 149. SFAS 149 clarifies under what circumstances a contract with initial net investment meets the characteristic of a derivative as discussed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003. We do not expect SFAS 149 to have any impact on our financial position, results of operations or liquidity in the third quarter of 2003.

SFAS  No.  150  -   "Accounting   for   Certain   Financial   Instruments   with
Characteristics of Both Liabilities and Equity"

     In May 2003, the FASB issued SFAS 150 that established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments that were issued in the form of shares with an unconditional obligation, where the issuer must redeem the instrument by transferring its assets on a specified date, be classified as liabilities. Accordingly, SFAS 150 requires issuers to classify mandatorily redeemable financial instruments as liabilities. SFAS 150 also requires such financial instruments to be measured at fair value and a cumulative effect adjustment to be recognized in the statement of income for any difference between the carrying amount and fair value.

     SFAS 150 will be effective in the third quarter of 2003. We do not expect SFAS 150 to have any impact on our financial position, results of operations or liquidity upon adoption in the third quarter of 2003.

FASB Interpretation No. (FIN) 46 - "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements"

     The FASB issued FIN 46 in January 2003. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 will determine the following:

     o Whether consolidation is required under the "controlling financial interest" model of ARB 51, or other existing authoritative guidance;
     o Or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities.

     The initial application of FIN 46 depends on the date that the VIE was created. For public entities, FIN 46 is effective no later than the beginning of the first interim period that starts after June 15, 2003. At this time, we are assessing the impact of FIN 46 on our financial position, results of operations, or liquidity upon adoption in the third quarter of 2003.

Interchange Revenues

     Interchange revenues included in Operating Revenues - Electric were $65 million for the three months ended June 30, 2003 (2002 - $62 million) and $167 million for the six months ended June 30, 2003 (2002 - $140 million).

Purchased Power

     Purchased power included in Operating Expenses - Fuel and Purchased Power was $36 million for the three months ended June 30, 2003 (2002 - $53 million) and $81 million for the six months ended June 30, 2003 (2002 - $118 million).

Excise Taxes

     Excise taxes on Missouri electric and gas, and Illinois gas customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes recorded in Operating Revenues and Other Taxes for the three months ended June 30, 2003 were $24 million (2002 - $28 million) and $47 million for the six months ended June 30, 2003 (2002 - $49 million). Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable and included in Taxes Accrued on the Consolidated Balance Sheet.

Pensions

     At December 31, 2002, Ameren recorded a minimum accumulated pension liability of $102 million, after taxes, which resulted in a charge to
Accumulated Other Comprehensive Income (Loss) (OCI) and a reduction in stockholder's equity. Our share of the minimum pension liability was approximately $62 million, after taxes. Based on changes in interest rates, Ameren may need to change its actuarial assumptions for its pension plan at December 31, 2003, which could result in a requirement to record an additional minimum pension liability.


NOTE 2 - Rate and Regulatory Matters

Intercompany Purchase of Electric Generating Facilities and Sale of Illinois Service Territory

     As a part of the settlement of the Missouri electric rate case in 2002, we committed to making certain infrastructure investments from January 1, 2002 through June 30, 2006. The requirements are expected to be satisfied in part by the proposed purchase by us, at net book value, of approximately 550 megawatts (approximately $260 million) of combustion turbine generating units at Pinckneyville and Kinmundy, Illinois from Generating Company. The purchase is subject to receipt of necessary regulatory approvals and would be funded with available liquidity and borrowings. Approval by the Missouri Public Service Commission (MoPSC) is not required in order for this purchase to occur. However, the MoPSC has jurisdiction over our ability to recover the cost of the purchased generating facilities from our electric customers in our rates. As part of the settlement of the Missouri electric rate case in 2002, we are subject to a rate moratorium providing for no changes in electric rates before June 30, 2006, subject to certain statutory and other exceptions.

     In February 2003, we sought approval from the Federal Energy Regulatory Commission (FERC) and the Illinois Commerce Commission (ICC) to purchase the 550 megawatts of generating assets from Generating Company. Several independent power producers have objected to our request to the FERC based on a claim that the purchase may harm competition for the sale of electricity at wholesale. In April 2003, NRG Energy Inc. (NRG) and some of its affiliates, filed testimony in the ICC proceeding contending that NRG's 640 megawatt generating facility at Vandalia, Missouri, known as the Audrain Facility, was a better resource for us to acquire as compared to the Kinmundy and Pinckneyville combustion turbine generating units. In addition, the ICC Staff filed testimony that expressed concerns about whether the purchase is the least cost generating resource for us, and recommended that the ICC deny approval of the purchase.

     On May 5, 2003, the FERC issued an order, which set for hearing the effect of the proposed purchase on competition in wholesale electric markets. On June 4, 2003, we filed a Motion for Reconsideration of this order contending that the FERC erred in setting this matter for hearing. On June 10, 2003, we filed direct testimony with the FERC in support of the proposed purchase. On August 8, 2003, two intervenors, NRG and The Electric Power Supply Association, filed testimony opposing the proposed purchase.

     On May 30, 2003, we filed a Notice of Withdrawal with the ICC stating that we elected not to pursue approval of the purchase and were withdrawing our request. In the Notice, we stated that the concerns expressed by the ICC Staff regarding our means of satisfying our generating capacity needs, as well as the MoPSC's views of the appropriate means of meeting generating capacity obligations, have demonstrated to us the difficulty of a single company operating as an electric utility in both a regulated generation jurisdiction such as Missouri and an unregulated generation jurisdiction such as Illinois. To remedy this difficulty, we announced in the Notice our plan to limit our public utility operations to the State of Missouri and to discontinue operating as a public utility subject to ICC regulation. We intend to accomplish this plan by selling our Illinois-based electric and natural gas businesses, including our Illinois-based distribution assets and certain of our transmission assets, to AmerenCIPS. Our electric generating facilities and certain of our electric transmission facilities in Illinois would not be part of the sale. We propose to sell the assets at their net book value. In 2002, our Illinois service territory generated revenues of $166 million and is estimated to have a net book value of $138 million at December 31, 2003. The sale of our Illinois-based utility businesses will require the approval of the ICC, the FERC, the MoPSC and the SEC under the provisions of the PUHCA. On June 13, 2003, the ICC Staff filed a response to our Notice of Withdrawal indicating that the ICC Staff did not object to it and on July 23, 2003, the ICC issued an order accepting the withdrawal. In the third quarter of 2003, we expect to file with the MoPSC, the ICC, the FERC and the SEC for authority to sell our Illinois-based utility businesses to AmerenCIPS. We propose to transfer approximately one-half of the assets directly to AmerenCIPS in consideration for an AmerenCIPS promissory note, and approximately one-half of the assets by means of a dividend in kind to Ameren followed by a capital contribution by Ameren to AmerenCIPS.

     Upon receipt of these regulatory approvals and completion of the sale of our Illinois-based utility businesses, the ICC's approval will no longer be required for the purchase of the Pinckneyville and Kinmundy combustion turbine generating units by us from Generating Company. We intend to continue with the intercompany purchase of these electric generating facilities and will continue to seek approvals from regulators having jurisdiction over the transaction. FERC approval of the transaction is needed, and because the transaction does not require state regulatory approval, SEC approval under the PUHCA is also required.

     We are unable to predict the ultimate outcome of these regulatory proceedings or the timing of the final decisions of the various agencies. The timing of regulatory approvals of these proposed transactions is not anticipated to have any material effect on our financial position, results of operations or liquidity.

Regional Transmission Organization (RTO)

     Since  April  2002,  we,   AmerenCIPS  and   subsidiaries   of  FirstEnergy
Corporation and NiSource Inc. (collectively the GridAmerica Companies) have participated in a number of filings at the FERC in an effort to form GridAmerica LLC as an independent transmission company (ITC). On December 19, 2002, the FERC issued an order conditionally approving the formation and operation of GridAmerica as an ITC within the Midwest Independent System Operator (Midwest
ISO), subject to further compliance filings.

     In response to the December 19, 2002 order, the GridAmerica Companies made three additional filings at the FERC. On January 31, 2003, the GridAmerica Companies filed a request for authorization to transfer functional control of certain transmission assets to GridAmerica. On February 18, 2003, the GridAmerica Companies filed revised agreements codifying the formation and operation of GridAmerica to reflect changes requested by the FERC in the December 19, 2002 order. On February 28, 2003, the GridAmerica Companies together with the Midwest ISO filed revisions to the Midwest ISO Open Access Transmission Tariff (OATT) to provide rates for service over the transmission facilities to be transferred to GridAmerica by the GridAmerica Companies.

     On April 30, 2003, the FERC issued orders in response to the January 31, 2003 and February 28, 2003 filings. In its order regarding the GridAmerica Companies' request to transfer functional control of their transmission assets to GridAmerica, the FERC authorized the transfer. In response to the February 28, 2003 filing, the FERC accepted the amendments to the Midwest ISO OATT effective upon the commencement of service over the GridAmerica transmission facilities under the Midwest ISO OATT, suspended the proposed rates for a nominal period, subject to refund, and established hearing and settlement judge procedures to determine the justness and reasonableness of the proposed rate amendments to the Midwest ISO OATT. At this time, the parties are pursuing settlement of the disputed rate issues. Absent settlement, the rates filed in the February 28 filing will go into effect on October 1, 2003, subject to refund. On May 15, 2003, the FERC issued an order accepting the February 18, 2003 compliance filing.

     Once GridAmerica becomes operational and Ameren has secured approval to participate in GridAmerica from the MoPSC, the FERC has ordered the return of the $18 million exit fee, with interest, paid by Ameren when it previously left the Midwest ISO. Our share of the exit fee to be returned is $13 million. Until the tariffs and other material terms of our and AmerenCIPS' participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict the ultimate impact that on-going regional transmission organization developments will have on our financial position, results of operations or liquidity. Our participation in GridAmerica is also subject to MoPSC approval. We expect GridAmerica to become operational by later in 2003, subject to regulatory approvals.

     In July 2003, the FERC issued an Order (July Order) that could potentially reduce our, as well as other utilities', "through and out" transmission revenues effective November 1, 2003, reversing an Administrative Law Judge's previous decision on this matter. The revenues subject to elimination by the July Order are those revenues from transmission reservations that travel through or out of our transmission system and are also used to provide electricity to load within the Midwest ISO or PJM Interconnection LLC systems. The magnitude of the potential net revenue reduction resulting from the July Order is still being evaluated, but could be up to $20 to $25 million annually for Ameren. While it is anticipated that Ameren's transmission revenues could be reduced by the July Order, transmission expenses for our affiliates could also be reduced. Our portion of the potential net revenue reduction could be up to $14 to $17 million annually. Moreover, the FERC's Order explicitly permits companies participating in an RTO to seek collection of the lost "through and out" revenues through other rate mechanisms. At this time, we intend to seek rehearing of the July Order. We also intend to seek recovery of any potential lost "through and out" revenues through rate mechanisms acknowledged by the FERC in the July Order.

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

     Although  issuance of the final rule is  uncertain  and its  implementation schedule is unknown, the Midwest ISO is already in the process of implementing a separate market design similar to the proposed market design in the NOPR. In July 2003, the Midwest ISO filed with the FERC a revised OATT codifying the terms and conditions under which it will implement the new market design. The Midwest ISO has targeted March 2004 as the start date for implementation. We are reviewing the Midwest ISO's market design and the potential impact of the market design on the cost and reliability of service to retail customers. At this time, we are unable to predict the ultimate impact the new market design will have on our future financial position, results of operations or liquidity.

Illinois Gas

     In November 2002, we filed a request with the ICC to increase annual rates for natural gas service by approximately $4 million. The ICC Staff has recommended an annual increase of approximately $2 million and other parties have also proposed a lower increase. Hearings were completed in June and July 2003. The ICC has until October 2003 to render a decision in this gas case and any rate change is expected to be effective in November 2003.

Missouri Gas

     In May 2003, we filed a request with the MoPSC to increase annual rates for natural gas service by approximately $27 million. We proposed to phase in the rate increases over two years, with one half of the increase taking effect December 1, 2003 and the other half taking effect November 1, 2004. We also proposed not to seek additional increases in gas rates through November 1, 2006 subject to certain exceptions. Our proposal also called for us to contribute $1.75 million to an energy assistance program to help low-income customers. The direct testimony of the MoPSC Staff and other parties to this proceeding is due to be filed with the MoPSC in October 2003. A pre-hearing settlement conference is scheduled to be held in October 2003 and a hearing is scheduled to be held in January 2004. The MoPSC has until April 2004 to render a decision in this gas case.

NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with our parent, Ameren, and its other subsidiaries. These transactions are primarily comprised of power purchases and sales, as well as other services received or rendered. Intercompany power purchases from joint dispatch and other agreements were approximately $24 million for the three months ended June 30, 2003 (2002 - $23 million) and $51 million for the six months ended June 30, 2003 (2002 - $50 million). Intercompany power sales totaled $25 million for the three months ended June 30, 2003 (2002 - $17 million) and $57 million for the six months ended June 30, 2003 (2002 - $37 million).

     Interchange revenues from outside sales of available generation through AmerenEnergy were $41 million for the three months ended June 30, 2003 (2002 - $41 million) and $111 million for the six months ended June 30, 2003 (2002 - $95 million). Purchased power derived from AmerenEnergy was $11 million for the three months ended June 30, 2003 (2002 - $30 million) and $28 million for the six months ended June 30, 2003 (2002 - $67 million).

     Costs of support services provided by Ameren Services and AmerenEnergy, including wages, employee benefits and professional services are based on actual costs incurred. Support services included in Operating Expenses - Other Operations and Maintenance for the three months ended June 30, 2003 totaled $47 million (2002 - $48 million) and $97 million for the six months ended June 30, 2003 (2002 - $96 million).

     As of June 30, 2003, intercompany receivables included in Miscellaneous Accounts and Notes Receivable were approximately $14 million (December 31, 2002
- $25 million). As of June 30, 2003, intercompany payables included in Accounts and Wages Payable totaled approximately $55 million (December 31, 2002 - $103 million).

     We have the ability to borrow from Ameren Corporation and AmerenCIPS through a utility money pool agreement. Ameren Services administers the utility money pool and tracks internal and external funds separately. Internal funds are surplus funds contributed to the utility money pool from participants. The primary source of external funds for the utility money pool at June 30, 2003 was our commercial paper program. Through the utility money pool we can access committed credit facilities at Ameren Corporation and AmerenCIPS, which totaled $615 million at June 30, 2003. These facilities are in addition to our own $157 million in committed credit facilities. The total amount available to us at any given time from the utility money pool is reduced by the amount of borrowings by our affiliates, but increased to the extent Ameren Corporation, AmerenCIPS or Ameren Services have surplus funds and the availability of other external borrowing sources. The availability of funds is also determined by funding requirement limits established by the PUHCA. We, along with AmerenCIPS and Ameren Services, rely on the utility money pool to coordinate and provide for certain short-term cash and working capital requirements. Borrowers receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the utility money pool. For the three months ended June 30, 2003, the average interest rate for the utility money pool was 1.19% (2002 - 1.75%) and for the six months ended June 30, 2003 was 1.25% (2002 - 1.77%). At June 30, 2003, we
had outstanding intercompany notes payables of $167 million, sourced by internal funds through the utility money pool (December 31, 2002 - $15 million). Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will also participate in the utility money pool arrangement.

     We jointly dispatch generation with Generating Company under an amended joint dispatch agreement. Under the amended agreement, both of us are entitled to serve our load requirements from our own least-cost generation first, and then allow the other company access to any available excess generation. The agreement has no expiration, but either party may give a one year notice of termination beginning January 1, 2004. Termination of this agreement could have a material adverse impact on our business.

NOTE 4 - Derivative Financial Instruments

     As of June 30, 2003, we recorded the fair value of derivative financial instrument assets of $7 million in Other Assets and the fair value of derivative financial instrument liabilities of $4 million in Other Deferred Credits and Liabilities.

Cash Flow Hedges

     The pretax net gain or loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was a $0.2 million gain for the three months (2002 - $1 million loss) and a $0.5 million loss for the six months ended June 30, 2003. For the six months ended June 30, 2002, the second quarter loss on power forward derivative instruments offset the $1 million gain from the first quarter.

     As of June 30, 2003, we had hedged a portion of the electricity price exposure for periods generally less than one year. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure was a net gain of approximately $0.7 million ($0.4 million, net of taxes).

     As of June 30, 2003, a loss of approximately $1 million (less than $1 million, net of taxes) associated with natural gas swaps was included in OCI. The swaps are a partial hedge of our natural gas requirements through October 2006.

     We also hold two call options for coal with two suppliers. These options to purchase coal expire October 2003 and July 2005. As of June 30, 2003, a mark-to-market gain of approximately $5 million ($3 million, net of taxes) associated with these options was included in OCI. The final value of the options will be recognized as a reduction in fuel costs as the hedged coal is burned.

Other Derivatives

     We enter into option transactions to manage our positions in sulfur dioxide allowances, coal and electricity. Certain of these transactions are treated as non-hedge transactions under SFAS 133. The net change in the market value of these options is recorded as Miscellaneous, Net in the income statement. The net change in the market values of sulfur dioxide, coal and electricity options was a gain of $0.4 million ($0.2 million, net of taxes) for the three months ended June 30, 2003 and $0.4 million ($0.2 million, net of taxes) for the six months ended June 30, 2003. For the three and six months ended June 30, 2002, the above related amounts were a $2 million gain ($1 million, net of taxes) and a $3 million gain ($2 million, net of taxes).


NOTE 5 - Property and Plant, Net

     Property and plant, net at June 30, 2003 and December 31, 2002 consisted of the following:

================================================================================
                                                     June 30,       December 31,
                                                       2003             2002
--------------------------------------------------------------------------------
Property and plant, at original cost:
  Electric                                           $10,575          $10,294
  Gas                                                    272              268
  Other                                                   37               36
--------------------------------------------------------------------------------
                                                      10,884           10,598
    Less accumulated depreciation and amortization     5,134            4,968
--------------------------------------------------------------------------------
                                                       5,750            5,630

Construction work in progress:
  Nuclear fuel in process                                 71               81
  Other                                                  273              280
--------------------------------------------------------------------------------
Property and plant, net                              $ 6,094          $ 5,991
================================================================================

NOTE 6 - Debt Financings

     In August 2002, the SEC declared effective a shelf registration statement filed by us covering the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock, and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs.

     In March 2003, we issued, pursuant to the shelf registration, $184 million of 5.50% Senior Secured Notes due March 15, 2034. We received net proceeds after fees of $180 million, which, along with other funds, were used to redeem $104 million principal amount of outstanding 8.25% first mortgage bonds due October 15, 2022, at a redemption price of 103.61% of par, plus accrued interest, in April 2003, prior to maturity, and to repay short-term debt incurred to pay at maturity $75 million principal amount of 8.33% first mortgage bonds that matured in December 2002.

     In April 2003, we issued, pursuant to the shelf registration, $114 million of 4.75% Senior Secured Notes due April 1, 2015. We received net proceeds after fees of $113 million, which, along with other funds, were used to redeem $85 million principal amount of outstanding 8.00% first mortgage bonds due December 15, 2022, at a redemption price of 103.38% of par, plus accrued interest, prior to maturity, and to reduce short-term debt.

     In July 2003, we issued, pursuant to the shelf registration, $200 million of 5.10% Senior Secured Notes due August 1, 2018. We received net proceeds after fees of $198 million, which, along with other funds, were used to repay short-term debt incurred to fund the maturity of $100 million principal amount 7.65% first mortgage bonds due July 15, 2003 and to repay $21 million of other short-term debt. The remaining proceeds will be used to redeem and refinance, prior to maturity, $75 million principal amount of outstanding 7.15% first mortgage bonds due August 1, 2023 at a redemption price of 103.01% of par, plus accrued interest in August 2003.

     In August 2003, we plan to file another shelf registration statement with the SEC. We expect this registration statement, when declared effective by the SEC, will authorize the offering from time to time of up to $1 billion of various forms of long-term debt and trust preferred securities to refinance existing debt and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs. The $79 million remaining authorization under the August 2002 shelf registration statement is expected to be included in the $1 billion of securities proposed to be issued under this registration statement.

     Once declared effective by the SEC, we may sell all, or a portion of, the securities registered under our shelf registration statement if warranted by market conditions and our capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

     In April 2003, we entered into an additional 364-day committed credit facility totaling $75 million to be used for general corporate purposes, including support of commercial paper programs. This facility makes borrowings available at various interest rates based on LIBOR, agreed rates and other options. AmerenCIPS can access this facility through the utility money pool.

     In July 2003, Ameren Corporation entered into two new credit agreements for $470 million in revolving credit facilities to be used for general corporate purposes, including support of our commercial paper program through the utility money pool. The $470 million in new facilities includes a $235 million 364-day revolving credit facility and a $235 million three-year revolving credit facility. These new credit facilities replaced Ameren Corporation's existing $270 million 364-day revolving credit facility, which matured in July 2003, and a $200 million facility, which would have matured in December 2003. The new credit facilities contain provisions which require Ameren to meet minimum Employee Retirement Income Security Act (ERISA) funding requirements for its pension plan. The prior credit facilities included more restrictive provisions related to the funded status of Ameren's pension plan, which are not present in the new facilities. In addition, in July 2003, Ameren Corporation entered into an amendment of an existing $130 million multi-year credit facility that similarly modified the ERISA-related provisions in this facility. As a result, all of Ameren Corporation's facilities require it to meet minimum ERISA funding requirements, but do not otherwise limit the underfunded status of its pension plan. At July 31, 2003, all of such borrowing capacity under these facilities was available to Ameren and its subsidiaries.

     At June 30, 2003, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.

     Amortization of debt issuance costs and any premium or discounts for the three and six months ended June 30, 2003 of $1 million (2002 - $1 million) and $2 million (2002 - $2 million), respectively, were included in interest expense in the income statement.

     At June 30, 2003, Ameren Corporation and its subsidiaries, including us, were in compliance with their financial agreement provisions and covenants.


NOTE 7 - Miscellaneous, Net

     Miscellaneous, net for the three and six months ended June 30, 2003 and 2002 consisted of the following:


============================================================================================================
                                                                      Three Months            Six Months
------------------------------------------------------------------------------------------------------------
                                                                    2003        2002        2003      2002
Miscellaneous income:
   Interest and dividend income                                     $  -        $  2        $  -      $  2
   Equity in earnings of subsidiary                                    4          10           5        11
   Gain on disposition of property and other assets                    -           5           -         8
   Other                                                               4           -           4         2
-------------------------------------------------------------------------------------------------------------
Total miscellaneous income                                          $  8        $ 17        $  9      $ 23
-------------------------------------------------------------------------------------------------------------

Miscellaneous expense:
   Plant acquisition amortization                                   $  -        $  -        $   -     $ (1)
   Loss on disposition of property and other assets                    -          (1)           -        -
   Donations - rate case settlement                                    -         (26)           -      (26)
   Other                                                              (2)         (2)          (3)      (4)
-------------------------------------------------------------------------------------------------------------
Total miscellaneous expense                                         $ (2)       $(29)       $  (3)    $(31)
-------------------------------------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     Union Electric Company, headquartered in St. Louis, Missouri, is a wholly-owned subsidiary of Ameren Corporation (Ameren) and operates as AmerenUE. Our principal business is the rate-regulated generation, transmission and distribution of electricity, and the rate-regulated distribution of natural gas to residential, commercial, industrial and wholesale users in Missouri and Illinois. Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is also headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:
o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated electric transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003. See Acquisitions for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company), which operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods primarily over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren affiliated companies, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Acquisitions for further information.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. We have a 40% ownership interest in EEI and have accounted for it under the equity method of accounting. Resources Company also owns a 20% interest in EEI.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     You should read the following discussion and analysis in conjunction with:
o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o The financial statements and related notes included in our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that appears in our Annual Report on Form 10-K for the period ended December 31, 2002, as amended by Form 10-K/A.
o The audited financial statements and related notes that appear in our Annual Report on Form 10-K for the period ended December 31, 2002, as amended by Form 10-K/A.

     When we refer to AmerenUE, our, we or us, we are referring to Union Electric Company and its subsidiary, Union Electric Development Corporation, on a consolidated basis. Union Electric Development Corporation owns and invests in civic and community development enterprises. In some cases, we are referring to our agents, Ameren Energy and AmerenEnergy Fuels and Services Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also affected by seasonal fluctuations caused by winter heating and summer cooling demand. With nearly all of our revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize coal, nuclear fuel, natural gas and oil in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We do not have fuel recovery mechanisms in Missouri or Illinois for our electric utility businesses, but we do have gas cost recovery mechanisms in each state for our gas utility businesses. In addition, our electric rates in Missouri and Illinois are largely set through 2006. Fluctuations in interest rates impact our cost of borrowings, and pension and post-retirement benefits. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

Acquisitions

     On January 31, 2003, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from The AES Corporation. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley), which indirectly owns a 40 megawatt, gas-fired electric generation plant. With the acquisition, Medina Valley, which was renamed AmerenEnergy Medina Valley Cogen (No. 4), LLC, became a wholly-owned subsidiary of Resources Company. The results of operations for CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC were included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates. Our results of operations for the three and six months ended June 30, 2003 were not impacted by these acquisitions.

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

     The total acquisition cost was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $489 million in cash, net of cash acquired. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares, which together generated aggregate net proceeds of $575 million.


RESULTS OF OPERATIONS

Earnings Summary

     Our net income of $107 million in the second quarter of 2003 was comparable to the second quarter of 2002. Second quarter earnings were negatively impacted by milder weather. The impact of the mild weather, however, was offset by lower operations and maintenance expenses, favorable interchange margins due to improved power prices in the energy markets and solid low-cost generation available for sale. In addition, we expensed costs of economic development and energy assistance programs that were required by a Missouri electric rate case settlement in the second quarter of 2002.

     Our net income increased $17 million to $175 million for the six months ended June 30, 2003 compared to the year-ago earnings of $158 million. In addition to the items discussed above, net income for the first six months of 2003 benefited from higher interchange margins and colder winter weather than in 2002, which resulted in increased native load electric demand and higher gas margins in the first quarter of 2003.

Electric Operations

     The following table represents the favorable (unfavorable) variation on electric margins for the three and six months ended June 30, 2003 from the comparable period in 2002:

================================================================================
                                                   Three Months       Six Months
--------------------------------------------------------------------------------
Electric Revenues:
   Interchange revenues                              $   3              $  27
   Effect of weather (estimate)                        (49)               (28)
   Rate reductions                                      (5)               (16)
   Growth and other (estimate)                          13                  -
--------------------------------------------------------------------------------
   Total variation in electric operating revenues      (38)               (17)
--------------------------------------------------------------------------------
Fuel and Purchased Power:
   Fuel:
     Generation                                      $  (5)            $  (21)
     Price                                              (3)                (3)
     Generation efficiencies and other                   1                  -
   Purchased power                                      17                 37
--------------------------------------------------------------------------------
   Total variation in fuel and purchased power          10                 13
--------------------------------------------------------------------------------
Change in electric margin                            $ (28)            $   (4)
================================================================================

     Electric margin decreased $28 million for the three months and $4 million for the six months ended June 30, 2003 compared to the same periods in 2002. Decreases in electric margin in the second quarter and first six months of 2003 were primarily attributable to unfavorable weather conditions and rate reductions resulting from the 2002 Missouri electric rate case settlement, partially offset by increased interchange margins. The unfavorable weather conditions were primarily due to mild early summer weather in the second quarter of 2003 versus warmer than normal conditions in the same period in 2002. In our service territory, weather-sensitive residential and commercial electric kilowatthour sales declined 17% and 10%, respectively, in the second quarter of 2003 (year-to-date - 1% and 2%, respectively) compared to 2002. Cooling degree days were approximately 30% and 40% less in the second quarter of 2003 compared to normal and the prior year period, respectively.

     Rate reductions of $50 million and $30 million effective April 1, 2002 and 2003, respectively, relating to the 2002 rate case settlement in Missouri, also negatively impacted electric revenues in the first six months of 2003. Revenues will be further negatively affected by the settlement of the Missouri electric rate case, due to an additional $30 million of annual electric rate reduction effective April 1, 2004.

     Interchange margins increased approximately $11 million in the second quarter and approximately $40 million in the first six months of 2003 due to improved power prices in the energy markets and solid low-cost generation availability. Average power prices increased to approximately $36 per megawatthour in the first six months of 2003 from approximately $24 per megawatthour in the first six months of 2002. Fuel and purchased power decreased $10 million in the second quarter and $13 million in the first six months of 2003 due to greater availability of low-cost generation.

     The growth and other line item includes our sale of emission credits. The sale of emission credits increased in the second quarter of 2003 by $4 million, but decreased in the first six months of 2003 by $9 million, compared to the same periods in 2002. In addition, industrial electric kilowatthour sales increased approximately 14% in the second quarter of 2003 in our service territory.

     During 2002, we adopted the provisions of Emerging Issues Task Force (EITF) Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. The operating revenues and costs, netted, for the three and six months ended June 30, 2002 were $78 million and $228 million, respectively, which reduced interchange revenues and purchased power by equal amounts. See Note 1 - Summary of Significant Accounting Policies to our Consolidated Financial Statements under
Item 1 of Part I of this report for further information.

Gas Operations

     Our gas margin decreased $1 million in the second quarter of 2003, compared to the second quarter of 2002, as a result of more mild weather. Our gas margin increased $7 million in the first six months of 2003, compared to the same period in the prior year, primarily due to increased customer demand resulting from colder winter weather in the first quarter of 2003.

Other Operating Expenses

Other Operations and Maintenance

     Other operations and maintenance expenses decreased $19 million in the second quarter and $17 million in the first six months of 2003, compared to the prior year periods, primarily due to lower labor costs related to our voluntary employee retirement program instituted at the end of 2002 and lower maintenance costs at our power plants primarily due to the number and timing of outages. The decreases in expense were partially offset by higher employee benefit costs, primarily related to higher healthcare and pension costs.

     Costs of support services provided by Ameren Services and AmerenEnergy, including wages, employee benefits and professional services are based on actual costs incurred. See Note 3 - Related Party Transactions to our Consolidated
Financial Statements under Item 1 of Part I of this report for further information.

Depreciation and Amortization

     Depreciation and amortization expenses increased $2 million in the second quarter of 2003, compared to the year-ago period, as a result of capital additions in 2002. For the six months ended June 30, 2003, increases in depreciation and amortization expenses as a result of capital additions were offset by a $5 million reduction in depreciation expense in the first quarter of 2003 resulting from a $20 million annual depreciation reduction of depreciation rates. This reduction was based on the updated analysis of asset values, service lives and accumulated depreciation levels that were required by our 2002 Missouri electric rate case settlement.

Income Taxes

     Income tax expense increased $7 million in the second quarter of 2003, as compared to the second quarter of 2002, primarily due to a higher effective tax rate. Income tax expense increased $16 million in the first six months of 2003, as compared to the same period in 2002, primarily due to higher pretax income.

Other Taxes

     Other taxes expense decreased $1 million in the second quarter or 2003, compared to the second quarter of 2002, primarily due to a decrease in gross receipts taxes related to lower native sales as a result of milder weather. Other tax expense for the six months ended 2003 was comparable to the prior year period.

Other Income and Deductions

     Other income and deductions (excluding income taxes) increased $17 million in the second quarter of 2003 and $12 million in the first six months of 2003, compared to the same periods in the prior year, primarily due to expensing in 2002 of economic development and energy assistance programs required in the Missouri electric rate case settlement ($26 million), partially offset by a decrease in earnings from our ownership interest in EEI and decreased gains on derivative contracts.

Interest

     Interest expense in the second quarter of 2003 was comparable to the prior year period. Interest expense in the first six months of 2003 decreased $1 million, compared to the 2002 period, primarily due to lower interest rates on new issuances of first mortgage bonds as compared to those redeemed.

LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities were $238 million for the first six months of 2003, compared to $243 million for the same period in 2002. Cash provided by operating activities decreased slightly in the first six months of 2003 primarily as a result of increased electric and gas operating margins, offset by increased working capital requirements.

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

Investing

     Our net cash used in investing activities was $225 million in the first six months of 2003, compared to $174 million for the same period in 2002. The increase over the prior year period was primarily related to the 2002 receipt of $84 million we had invested in the utility money pool, partially offset by lower construction and nuclear fuel expenditures in 2003. In the first six months of 2003, construction expenditures were $226 million (2002 - $246 million), primarily related to various upgrades at our power plants. Our capital expenditures are expected to approximate $485 million in 2003.

     We continually review our generation portfolio and expected electrical needs and, as a result, we could modify our plan for generation asset purchases, which could include the timing of when certain assets will be added to or removed from our portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Any changes that we may plan to make for future generating needs could result in significant capital expenditures or losses being incurred, which could be material.

Financing

     Our cash flows used in financing activities totaled $1 million in the first six months of 2003 and $76 million for the comparable period in 2002. Our principal financing activities for the first six months of 2003 included the redemptions of short-term and long-term debt, as well as payments of dividends, partially offset by issuances of long-term debt and intercompany notes payable.

     We are authorized by the SEC under the PUHCA to have up to $1 billion of short-term unsecured debt instruments outstanding at any time.

Short-Term Debt and Liquidity

     Short-term debt consists of commercial paper and intercompany borrowings through Ameren's utility money pool (maturities generally within 1 to 45 days). At June 30, 2003, Ameren Corporation and its subsidiaries had committed credit facilities, expiring at various dates through 2005, totaling $772 million, excluding AmerenCILCO facilities of $59 million, EEI facilities of $41 million and our nuclear fuel lease facilities of $120 million. This amount includes $157 million of our committed credit facilities and $615 million of committed credit facilities at Ameren Corporation and AmerenCIPS. We access these combined facilities through Ameren's utility money pool arrangement. AmerenCIPS and Ameren Services may also borrow under this arrangement. Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will also participate in the utility money pool arrangement. These committed credit facilities are used to support our commercial paper program, under which $177 million was outstanding at June 30, 2003. At June 30, 2003, $595 million was unused and available under these committed credit facilities.

     In July 2003, Ameren Corporation entered into two new credit agreements for $470 million in revolving credit facilities to be used for general corporate purposes, including the support of our commercial paper program through the utility money pool. The $470 million in new facilities includes a $235 million 364-day revolving credit facility and a $235 million three-year revolving credit facility. These new credit facilities replaced Ameren Corporation's existing $270 million 364-day revolving credit facility, which matured in July 2003, and a $200 million facility, which would have matured in December 2003. The new credit facilities contain provisions which require Ameren to meet minimum Employee Retirement Income Security Act (ERISA) funding requirements for its pension plan. The prior credit facilities included more restrictive provisions related to the funded status of Ameren's pension plan, which are not present in the new facilities. In addition, in July 2003, Ameren Corporation entered into an amendment of an existing $130 million multi-year credit facility that similarly modified the ERISA-related provisions in this facility. As a result, all of Ameren Corporation's facilities require it to meet minimum ERISA funding requirements, but do not otherwise limit the underfunded status of its pension plan. At July 31, 2003, all of such borrowing capacity under these facilities was available to Ameren and its subsidiaries.

     EEI also has two bank credit agreements totaling $41 million that expire in 2004. At June 30, 2003, $41 million was unused and available under these committed credit facilities.

     We also have a lease agreement that provides for the financing of nuclear fuel. At June 30, 2003, the maximum amount that could be financed under the agreement was $120 million. At June 30, 2003, $93 million was financed under the lease.

     We rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. Our inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.

Financial Agreement Provisions and Covenants

     Our financial agreements and those of Ameren include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. The majority of the committed credit facilities of Ameren and its subsidiaries each require the borrower to represent, in connection with any borrowing under the facility, that no material adverse change has occurred since certain dates. None of our financing arrangements, nor those of Ameren and its other subsidiaries, contain credit rating triggers, except for three funded bank term loans at AmerenCILCO totaling $105 million at June 30, 2003.

     At June 30, 2003, Ameren Corporation and its subsidiaries, including us, were in compliance with their financial agreement provisions and covenants.

Debt Issuances and Redemptions

     In March 2003, we issued $184 million of 5.50% Senior Secured Notes due March 15, 2034. We received net proceeds after fees of $180 million, which, along with other funds, were used to redeem $104 million principal amount of outstanding 8.25% first mortgage bonds due October 15, 2022, at a redemption price of 103.61% of par, plus accrued interest, in April 2003, prior to maturity, and to repay short-term debt incurred to pay at maturity $75 million principal amount of 8.33% first mortgage bonds that matured in December 2002.

     In April 2003, we issued $114 million of 4.75% Senior Secured Notes due April 1, 2015. We received net proceeds after fees of $113 million, which, along with other funds, were used to redeem $85 million principal amount of outstanding 8.00% first mortgage bonds due December 15, 2022, at a redemption price of 103.38% of par, plus accrued interest, prior to maturity, and to reduce short-term debt.

     In July 2003, we issued, pursuant to the shelf registration, $200 million of 5.10% Senior Secured Notes due August 1, 2018. We received net proceeds after fees of $198 million, which, along with other funds, were used to repay short-term debt incurred to fund the maturity of $100 million principal amount 7.65% first mortgage bonds due July 15, 2003 and to repay $21 million of other short-term debt. The remaining proceeds will be used to redeem and refinance, prior to maturity, $75 million principal amount of outstanding 7.15% first mortgage bonds due August 1, 2023 at a redemption price of 103.01% of par, plus accrued interest in August 2003.

     See also Note 6 - Debt Financings to our Consolidated Financial Statements under Item 1 of Part I of this report for further information about financings during the first six months of 2003.

Off-Balance Sheet Arrangements

     At June 30, 2003, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.


OUTLOOK

     We believe there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

o    Weak economic conditions, which impacts native load demand;
o Power prices in the Midwest will impact the amount of revenues we can generate by marketing any excess power into the interchange markets.
     Long-term power prices continue to be generally soft in the Midwest, despite the fact that short-term power prices have strengthened significantly from the prior year in the first six months of 2003 due primarily to higher prices for natural gas;
o A rate settlement approved in 2002 by the Missouri Public Service Commission that required electric rate reductions of $50 million on April 1, 2002, and $30 million on April 1, 2003 with an additional $30 million reduction required for April 1, 2004;
o    Fixed electric rates in our Illinois service territory;
o The adverse effects of rising employee benefit costs, higher insurance costs and increased security costs associated with additional measures we have taken, or may have to take, at our Callaway nuclear plant related to world events; and
o    An assumed return to more normal weather patterns relative to 2002.

     In late 2002, we and Ameren announced the following actions to mitigate the effect of these challenges:

o A voluntary retirement program that was accepted by approximately 550 Ameren employees, including approximately 230 of our employees and additional employees providing support functions to us through Ameren Services;
o Modifications to retiree employee benefit plans to increase co-payments and limit Ameren's overall cost;
o    A wage freeze in 2003 for all management employees;
o Suspension of operations at a 1940's-era generating plant to reduce operating costs; and
o    Reductions of 2003 expected capital expenditures.

     We are pursuing an annual gas rate increase of approximately $4 million in Illinois and $27 million in Missouri. See Note 2 - Rate and Regulatory Matters to our Consolidated Financial Statements under Item 1 of Part I of this report for additional information. Ameren is also considering additional actions including modifications to active employee benefits, further staffing reductions and other initiatives.

     International Brotherhood of Electrical Workers and the International Union of Operating Engineers labor agreements for six bargaining units covering approximately 65% of our entire workforce expired between April 1 and July 1, 2003. The principal issues being negotiated with regard to continuation of these labor agreements are wages, work rules and a proposal to change the employee medical benefits program to require employees to pay for a greater portion of their benefit coverage. During July 2003, after engaging in extensive negotiations with the collective bargaining units, we finalized new tentative agreements with five of the bargaining units with terms expiring in 2006. The membership of three of the bargaining units have ratified the agreements with respect to wages and work rules and the membership of the remaining bargaining units are expected to vote on their new agreement in the third quarter of 2003. Changes to the employee medical benefits program have been agreed to with a joint bargaining committee representing all unions; however, the changes cannot be implemented without ratification by a majority of the collective membership of all bargaining units. We are unable to predict whether the agreements will be ratified or what action, if any, the collective bargaining units will take in the event the agreements are not ratified or the response of other union-represented employees to any action by its employees. We are still negotiating as to wages and work rules with one bargaining unit, which represents approximately 30% of our workforce. We are unable to determine what, if any, impact these labor matters could have on our future financial condition, results of operations or liquidity.

     At December 31, 2002, Ameren recorded a minimum accumulated pension liability of $102 million, after taxes, which resulted in a charge to
Accumulated Other Comprehensive Income (Loss) (OCI) and a reduction in stockholder's equity. Our share of the minimum pension liability was approximately $62 million, after taxes. Based on changes in interest rates, Ameren expects it may need to change its actuarial assumptions for its pension plan at December 31, 2003, which could result in a requirement to record an additional minimum pension liability.

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


REGULATORY MATTERS

     See Note 2 - Rate and Regulatory Matters to our Consolidated Financial Statements under Item 1 of Part I of this report for information on our proposed sale of our Illinois service terriory and our proposed purchase of 550 megawatts of generating capacity, both with affiliates, and information on other regulatory matters.


ACCOUNTING MATTERS

     See Note 1 - Summary of Significant Accounting Policies to our Consolidated Financial Statements under Item 1 of Part I of this report for information.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of changes in value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g. interest rates, etc.). The following discussion of Ameren's, including those of AmerenUE, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and AmerenUE also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following discussion.

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

     Utilizing our debt outstanding at June 30, 2003, if interest rates increase by 1%, our annual interest expense would increase by approximately $9 million and net income would decrease by approximately $6 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

     Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising our customer base. No customer represents greater than 10% of our accounts receivable. Our revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. We analyze each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts. We also establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program, which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management such as letters of credit and parental guarantees.

Equity Price Risk

     AmerenUE, along with other subsidiaries of Ameren, is a participant in Ameren's defined benefit plans and postretirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Ameren's plan assets has been affected by declines in the equity market since 2000 for the pension and postretirement plans. As a result, at December 31, 2002, Ameren and its subsidiaries, including us, recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The liability resulted in a reduction to equity as a result of a charge to Ameren's OCI of $102 million, net of taxes. Our portion of this charge to OCI was $62 million, net of taxes. The amount of the liability was the result of asset returns experienced through 2002, interest rates and Ameren's contributions to the plan during 2002. The minimum pension liability did not change at June 30, 2003. In future years, the liability recorded, the costs reflected in net income or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of our assumed return on plan assets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored in the Consolidated Balance Sheet.

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

     The following summarizes the favorable (unfavorable) changes in the fair value of all contracts marked-to-market during the three and six months ended June 30, 2003:

==================================================================================================
                                                                                 Three     Six
                                                                                 months   months
--------------------------------------------------------------------------------------------------
Fair value of contracts at beginning of period, net                              $  5      $  6
   Contracts which were realized or otherwise settled during the period             1         -
   Changes in fair values attributable to changes in valuation techniques and
   assumptions                                                                      -         -
   Fair value of new contracts entered into during the period                       -         -
   Other changes in fair value                                                     (3)       (3)
--------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at end of period, net                        $  3      $  3
==================================================================================================

     Maturities of contracts as of June 30, 2003 were as follows:

======================================================================================================================
                                                    Maturity                                 Maturity
                                                    less than    Maturity 1-3   Maturity     in excess    Total fair
Sources of fair value                               1 year       years          4-5 years    of 5 years   value (a)
----------------------------------------------------------------------------------------------------------------------
Prices actively quoted                               $  -          $   -         $  -          $  -         $  -
Prices provided by other external sources (b)           1             (1)           -             -            -
Prices based on models and other valuation
  methods (c)                                           3              1           (1)            -            3
----------------------------------------------------------------------------------------------------------------------
Total                                                $  4          $   -         $ (1)         $  -         $  3
----------------------------------------------------------------------------------------------------------------------

(a) Contracts of less than $1 million were with non-investment-grade rated counterparties.
(b) Principally power forward values based on NYMEX prices for over-the-counter contracts and natural gas swaps based primarily on Inside FERC.
(c) Principally coal and sulfur dioxide options valued based on a Black-Scholes model that includes information from external sources and our estimates. Also, includes power forward values based on our estimates.


ITEM 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

     As of June 30, 2003, the principal executive officer and principal financial officer of AmerenUE have evaluated the effectiveness of the design and operation of AmerenUE's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of AmerenUE have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to AmerenUE and its consolidated subsidiaries, which is required to be included in AmerenUE's reports filed or submitted with the SEC under the Exchange Act.

(b)  Changes in Internal Control Over Financial Reporting

     There has been no significant change in AmerenUE's internal control over financial reporting that occurred during AmerenUE's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, AmerenUE's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     Statements made in this report, which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify some important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings and others, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the effects of the stipulation and agreement relating to our Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a Federal Energy Regulatory Commission-approved Regional Transmission Organization, including activities associated with the Midwest System Independent Operator;
o availability and future market prices for fuel for the production of electricity, such as coal and natural gas, purchased power, electricity and natural gas for distribution, including the use of financial and derivative instruments, the volatility of changes in market prices and the ability to recover increased costs;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    operation of nuclear power facilities and decommissioning costs;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefit costs, including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making Ameren's or our access to necessary capital more difficult or costly;
o competition from other generating facilities, including new facilities that may be developed in the future;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy our energy sales;
o    legal and administrative proceedings; and
o delays in or difficulties in connection with the receipt of regulatory approvals with respect to AmerenUE's plan to discontinue operating as a public utility subject to ICC regulation and the transferring of AmerenUE's Illinois-based electric and natural gas businesses to AmerenCIPS or unexpected adverse conditions or terms of those approvals.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     On June 18, 2003, twenty retirees and surviving spouses of retirees of our parent, Ameren Corporation, or its predecessors or subsidiaries (the plaintiffs) filed a complaint in the U.S. District Court, Southern District of Illinois, against Ameren, and its subsidiaries, Central Illinois Public Service Company, operating as AmerenCIPS, Ameren Energy Resources Company, Ameren Energy Generating Company, Ameren Services Company and us, and against Ameren's Retiree Medical Plan (the defendants). The retirees were members of various local labor unions of the International Brotherhood of Electrical Workers (IBEW) and the International Union of Operating Engineers (IUOE). The complaint alleges the following:

o the labor organizations, which represented the plaintiffs, have historically negotiated retiree medical benefits with the defendants and that, pursuant to the negotiated collective bargaining agreements and other negotiated documents, the plaintiffs are guaranteed medical benefits at no cost or at a fixed maximum cost during their retirement;
o Ameren has unilaterally announced that, beginning in 2004, retirees must pay a portion of their own health care premiums and either an increasing portion of their dependents' premiums or newly imposed dependents' premiums, and that surviving spouses will be paying increased amounts for their medical benefits;
o the defendants' actions deprive the plaintiffs of vested benefits and thus violate the Employee Retirement Income Security Act and the Labor
     Management Relations Act of 1947, and constitute a breach of the defendants' fiduciary duties; and
o    the defendants are estopped from changing the plan benefits.

     The plaintiffs have filed the complaint on behalf of themselves, other similarly situated former non-management employees and their surviving spouses who retired from January 1, 1992 through October 1, 2002, and on behalf of all subsequent non-management retirees and their surviving spouses whose vested medical benefits are reduced or are threatened with reduction. The plaintiffs seek to have this lawsuit certified as a class action, injunctive relief and declaratory relief, actual damages for any amounts they are made to pay as a result of the defendants' actions, and payment of attorney fees and costs. On August 11, 2003, the defendants filed motions to dismiss various counts of the complaint. We are unable to predict the outcome of this lawsuit or the impact of the outcome on our financial position, results of operations or liquidity.

     Reference is made to Note 2 to the Notes to Consolidated Financial Statements in our Form 10-Q for the quarterly period ended March 31, 2003 for a discussion of the Missouri Supreme Court's opinion issued in April 2003 upholding the adoption of affiliate rules by the Missouri Public Service Commission for Missouri's gas and electric utilities. We had originally appealed the adoption of the asymmetric pricing provisions contained in the affiliate rules. In May 2003, the Missouri Supreme Court denied our Motion for
Reconsideration of its April 2003 opinion, which makes the affiliate rules applicable to us. We do not expect these rules to have a material adverse impact on our future financial position, cash flows or results of operations.

     Reference is made to Note 14 to the Notes to Financial  Statements  in Item
8. "Financial Statements and Supplementary Data" in Part II of our 2002 Consolidated Annual Report on Form 10-K, to Note 7 under Item 8. "Financial Statements and Supplementary Data" in Part II of the 2002 Annual Report on Form 10-K of our affiliates, CILCORP Inc. and Central Illinois Light Company, operating as AmerenCILCO, and to Item 1. "Legal Proceedings" in Part II of our Form 10-Q for the quarterly period ended March 31, 2003, for a discussion of a number of lawsuits that name our affiliates, AmerenCIPS and AmerenCILCO, our parent, Ameren Corporation, and us (which we refer to as the Ameren companies), along with numerous other parties as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Since the filing of our Form 10-Q for the quarterly period ended March 31, 2003, eleven additional lawsuits have been filed against the Ameren companies. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County in Illinois, involve a large number of total defendants and seek unspecified damages in excess of $50,000 in each case, which, if proved, typically would be shared among the named defendants. Also since the filing of our Form 10-Q for the quarterly period ended March 31, 2003, the Ameren companies have settled one case. To date, a total of 164 asbestos-related lawsuits have been filed against the Ameren companies, of which 84 are pending, 17 have been settled and 63 have been dismissed. Of these 164 lawsuits, we have been specifically named as a defendant in 112, of which 53 are pending, 11 have been settled and 48 have been dismissed. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

     Note 2 - Rate and Regulatory Matters to our Consolidated Financial Statements under Item 1 of Part I of this report contains additional information on legal and administrative proceedings, which is incorporated by reference under this item.


ITEM 4.  Submission of Matters To a Vote of Security Holders.

     At our annual meeting of stockholders held on April 22, 2003, the election of directors was presented to the meeting for a vote and the results of such voting are as follows:


                                                                      Non-Voted
     Name                            For              Withheld         Brokers
     ----                            ---              --------        ---------

     Paul A. Agathen             102,612,791           7,806              0
     Warner L. Baxter            102,612,691           7,906              0
     Richard A. Liddy            102,612,406           8,191              0
     Richard A. Lumpkin          102,612,617           7,980              0
     Paul L. Miller, Jr.         102,612,791           7,806              0
     Charles W. Mueller          102,612,791           7,806              0
     Douglas R. Oberhelman       102,612,143           8,454              0
     Gary L. Rainwater           102,612,791           7,806              0
     Harvey Saligman             102,612,707           7,890              0
     Thomas R. Voss              102,612,791           7,806              0
     David A. Whiteley           102,612,791           7,806              0



ITEM 5.  Other Information.

     Reference is made to Item 2. "Properties" in Part I of our 2002 Annual Report on Form 10-K for a discussion of our membership in MAIN (Mid-America
Interconnected Network), which is one of the regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. In response to the withdrawal notices filed by Commonwealth Edison and Illinois Power, also members of MAIN, we, along with our affiliates, AmerenCIPS and AmerenCILCO, provided formal written notice to the MAIN Board of Directors on June 23, 2003 of our intent to withdraw from MAIN effective January 1, 2005. We intend to join another Regional Reliability Organization (RRO) prior to our withdrawal from MAIN becoming effective. Until our withdrawal is effective, we will continue to honor all of our obligations as a member of MAIN. If we do not join another RRO, we may withdraw our notice of intent to withdraw from MAIN.

     Any stockholder proposal intended for inclusion in the proxy material for our 2004 annual meeting of stockholders must be received by us by November 28, 2003. In addition, under our By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by our Secretary not later than 60 nor earlier than 90 days prior to the anniversary of the preceding year's annual meeting. For our 2004 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 22, 2004 or earlier than January 23, 2004. Our 2004 annual meeting of stockholders is scheduled to be held on April 27, 2004.


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits filed herewith.

               31.1 -  Rule  13a  -14(a)/15d-14(a)  Certification  of  Principal
                       Executive   Officer   (required   by  Section   302  of
                       the Sarbanes-Oxley Act of 2002).

               31.2 -  Rule   13a-14(a)/15d-14(a)   Certification  of  Principal
                       Financial   Officer   (required   by  Section   302  of
                       the Sarbanes-Oxley Act of 2002).

               32.1 - Section 1350 Certification of Principal Executive Officer (required by Section 906 of the Sarbanes-Oxley Act of
                       2002).

               32.2 - Section 1350 Certification of Principal Financial Officer (required by Section 906 of the Sarbanes-Oxley Act of
                       2002).

          (b) Reports on Form 8-K. Union Electric Company filed the following reports on Form 8-K during the quarterly period ended June 30, 2003:

          ======================================================================
                                                  Items             Financial
                   Date of Report                Reported       Statements Filed
          ----------------------------------------------------------------------
                   April 9, 2003                   5, 7               None
                   May 23, 2003                    5, 7               None
                   May 30, 2003                     5                 None


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

                                           UNION ELECTRIC COMPANY
                                                (Registrant)




                                        By      /s/ Martin J. Lyons
                                          ----------------------------------
                                                    Martin J. Lyons
                                            Vice President and Controller
                                            (Principal Accounting Officer)


Date:  August 14, 2003