Form 10-Q
period 2003-09-30
UNION ELECTRIC CO; CENTRAL ILLINOIS LIGHT CO; CENTRAL ILLINOIS PUBLIC SERVICE CO; CILCORP INC; AMEREN CORP; AMERENENERGY GENERATING CO
filed 2003-11-14
CIK 100826, 18651, 18654, 762129, 1002910, 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From               to


                               Exact Name of Registrant as specified in its charter;
         Commission            State of Incorporation;                                         IRS Employer
         File Number           Address and Telephone Number                                    Identification No.
         -----------           ----------------------------                                    ------------------
         1-14756               Ameren Corporation                                                   43-1723446
                               (Missouri Corporation)
                               1901 Chouteau Avenue
                               St. Louis, Missouri 63103
                               (314) 621-3222

         1-2967                Union Electric Company                                               43-0559760
                               (Missouri Corporation)
                               1901 Chouteau Avenue
                               St. Louis, Missouri 63103
                               (314) 621-3222

         1-3672                Central Illinois Public Service Company                              37-0211380
                               (Illinois Corporation)
                               607 East Adams Street
                               Springfield, Illinois 62739
                               (217) 523-3600

         333-56594             Ameren Energy Generating Company                                     37-1395586
                               (Illinois Corporation)
                               1901 Chouteau Avenue
                               St. Louis, Missouri 63103
                               (314) 621-3222






         2-95569               CILCORP Inc.                                                         37-1169387
                               (Illinois Corporation)
                               300 Liberty Street
                               Peoria, Illinois 61602
                               (309) 677-5230

         1-2732                Central Illinois Light Company                                       37-0211050
                               (Illinois Corporation)
                               300 Liberty Street
                               Peoria, Illinois 61602
                               (309) 677-5230


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).


     Ameren Corporation                                       Yes    (X)        No     ( )
     Union Electric Company                                   Yes    ( )        No     (X)
     Central Illinois Public Service Company                  Yes    ( )        No     (X)
     Ameren Energy Generating Company                         Yes    ( )        No     (X)
     CILCORP Inc.                                             Yes    ( )        No     (X)
     Central Illinois Light Company                           Yes    ( )        No     (X)


Number of shares outstanding of each of the registrant's classes of common stock as of November 7, 2003:


     Ameren Corporation                                       Common stock, $.01 par value - 162,400,592

     Union Electric Company                                   Common stock, $5 par value, held by Ameren Corporation
                                                              (parent company of the registrant) -
                                                              102,123,834

     Central Illinois Public Service Company                  Common stock, no par value, held by
                                                              Ameren Corporation (parent company of the registrant) -
                                                              25,452,373

     Ameren Energy Generating Company                         Common stock, no par value, held by
                                                              Ameren Energy Development Company (parent company
                                                              of the registrant and indirect subsidiary of Ameren
                                                              Corporation) - 2,000





     CILCORP Inc.                                             Common stock, no par value, held by Ameren
                                                              Corporation (parent company of the registrant) -
                                                              1,000

     Central Illinois Light Company                           Common stock, no par value, held by CILCORP
                                                              Inc. (parent company of the registrant and
                                                              subsidiary of Ameren Corporation) - 13,563,871


This combined Form 10-Q is separately filed by Ameren Corporation, Union Electric Company, Central Illinois Public Service Company, Ameren Energy Generating Company, CILCORP Inc. and Central Illinois Light Company. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Prior to this quarterly report on Form 10-Q, separate filings were made by each registrant, except CILCORP Inc. and Central Illinois Light Company, which made a combined filing. Ameren Corporation and its subsidiaries switched to a combined filing in order to improve disclosure and to simplify administrative processes.

                         OMISSION OF CERTAIN INFORMATION

Ameren Energy Generating Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.



                               AMEREN CORPORATION
                             UNION ELECTRIC COMPANY
                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        AMEREN ENERGY GENERATING COMPANY
                                  CILCORP INC.
                         CENTRAL ILLINOIS LIGHT COMPANY

                                TABLE OF CONTENTS


                                                                                                                           Page
                                                                                                                           ----
GLOSSARY OF TERMS AND ABBREVIATIONS......................................................................................    3

PART I.          Financial Information

   ITEM 1.       Financial Statements (Unaudited)

                 Ameren Corporation
                 Consolidated Balance Sheet..............................................................................    6
                 Consolidated Statement of Income........................................................................    7
                 Consolidated Statement of Cash Flows....................................................................    8

                 Union Electric Company
                 Consolidated Balance Sheet..............................................................................    9
                 Consolidated Statement of Income........................................................................   10
                 Consolidated Statement of Cash Flows....................................................................   11

                 Central Illinois Public Service Company
                 Balance Sheet...........................................................................................   12
                 Statement of Income.....................................................................................   13
                 Statement of Cash Flows.................................................................................   14

                 Ameren Energy Generating Company
                 Balance Sheet...........................................................................................   15
                 Statement of Income.....................................................................................   16
                 Statement of Cash Flows.................................................................................   17

                 CILCORP Inc.
                 Consolidated Balance Sheet..............................................................................   18
                 Consolidated Statement of Income........................................................................   19
                 Consolidated Statement of Cash Flows....................................................................   20





                 Central Illinois Light Company
                 Consolidated Balance Sheet..............................................................................   21
                 Consolidated Statement of Income........................................................................   22
                 Consolidated Statement of Cash Flows....................................................................   23

                 Combined Notes to Financial Statements..................................................................   24

   ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................   52

   ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk..............................................   71

   ITEM 4.       Controls and Procedures.................................................................................   75

                 Forward-Looking Statements..............................................................................   75



PART II.         Other Information

   ITEM 1.       Legal Proceedings.......................................................................................   77

   ITEM 6.       Exhibits and Reports on Form 8-K........................................................................   77

SIGNATURES................................................................................................................  80


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

                       GLOSSARY OF TERMS AND ABBREVIATIONS

AERG  -  AmerenEnergy   Resources   Generating  Company,  a  non  rate-regulated
subsidiary of CILCO, which was formerly known as Central Illinois Generation, Inc.

AES - The AES Corporation.

AFS - Ameren Energy Fuels and Services Company, a subsidiary of Resources Company, which procures fuel and gas and manages the related risks for the Ameren Companies.

Ameren - Ameren Corporation and its subsidiaries on a consolidated basis. When referring to financing or acquisition activities, Ameren is defined as Ameren Corporation, the parent.

Ameren Companies - The individual registrants within the Ameren consolidated group.

Ameren Energy - Ameren Energy, Inc., a subsidiary of Ameren Corporation, which serves as a power marketing and risk management agent for the Ameren Companies for transactions of primarily less than one year.

Ameren Services - Ameren Services Company, a subsidiary of Ameren Corporation, which provides a variety of support services to Ameren and its subsidiaries.

ARB - Accounting Research Bulletin.

CERCLA (Superfund) - Comprehensive Environmental Response Compensation Liability
Act  of  1980,  which  is  federal  environmental   legislation  that  addresses
remediation of contaminated sites.

CESI - CILCORP Energy Services, Inc., a subsidiary of CILCORP, which operates gas management services that include commodity procurement and re-delivery to retail customers.

CILCORP - CILCORP Inc., a subsidiary of Ameren Corporation, which operates as a holding company for CILCO.

CILCO - Central Illinois Light Company, a subsidiary of CILCORP, which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO.

CIPS  -  Central  Illinois  Public  Service  Company,  a  subsidiary  of  Ameren
Corporation,   which  operates  a   rate-regulated   electric  and  natural  gas
transmission and distribution business in Illinois as AmerenCIPS.

Development Company - Ameren Energy Development Company, a subsidiary of Resources Company, which develops and constructs generating facilities for Genco.

DOJ - Department of Justice, a governmental agency of the United States of America.

EEI - Electric Energy, Inc., a 60%-owned subsidiary of Ameren, which is 40% owned by UE and 20% owned by Resources Company.

EITF - Emerging Issues Task Force, an organization that is designed to assist the FASB in improving financial reporting through the identification, discussion and resolution of financial issues within the framework of existing authoritative literature.

EPA - Environmental Protection Agency, a governmental agency of the United States of America.

ERISA - Employee Retirement Income Security Act of 1974.

Exchange Act - Securities Exchange Act of 1934, as amended.

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards in the United States of America.

FERC - Federal Energy Regulatory Commission, the governmental agency of the United States of America that, among other things, regulates interstate transmission and wholesale sales of electricity and gas and related matters.

FIN  - FASB  Interpretation,  intended  to  clarify  accounting   pronouncements
previously issued by the FASB.

GAAP - Generally accepted accounting principles in the United States of America.

Genco - Ameren Energy Generating Company, a subsidiary of Development Company, which operates a non rate-regulated electric generation business in Illinois and Missouri.

GridAmerica Companies - UE, CIPS, American Transmission Systems Incorporated, a subsidiary of FirstEnergy Corporation, and Northern Indiana Public Service Company, a subsidiary of NiSource, Inc.

IBEW - International Brotherhood of Electrical Workers.

ICC - Illinois Commerce Commission, a state agency that regulates the Illinois utility businesses and operations of UE, CIPS and CILCO.

ITC - Independent Transmission Company.

IUOE - International Union of Operating Engineers.

LIBOR - London Interbank Offered Rate.

MAIN - Mid-America Interconnected Network, one of the regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply.

Marketing Company - Ameren Energy Marketing Company, a subsidiary of Resources Company, which markets power for periods primarily over one year.

Medina Valley - AmerenEnergy Medina Valley Cogen (No. 4), LLC and its subsidiaries, subsidiaries of Resources Company, which indirectly owns a 40 megawatt, gas-fired electric generation plant.

Midwest ISO - Midwest Independent System Operator.

MoPSC - Missouri Public Service Commission, a state agency that regulates the Missouri utility business and operations of UE.

NOPR - Notice of Proposed Rulemaking issued by the FERC.

NRG - NRG Energy, Inc.

NSR - New Source Review programs under the federal Clean Air Act.

NYMEX - New York Mercantile Exchange.

OATT - Open Access Transmission Tariff.

OCI - Other Comprehensive Income (Loss) as defined by GAAP.

PGA - Purchased Gas Adjustment tariff, which impacts UE, CIPS and CILCO natural gas utility customers.

PUHCA - Public Utility Holding Company Act of 1935.

Resources Company - Ameren Energy Resources Company, a subsidiary of Ameren Corporation, which consists of non rate-regulated operations, including Genco, Development Company, Marketing Company and AFS.

RRO - Regional Reliability Organization.

RTO - Regional Transmission Organization.

SEC - Securities and Exchange Commission, a governmental agency of the United States of America.

SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.

UE - Union Electric Company, a subsidiary of Ameren Corporation, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.




                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.


                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
               (Unaudited) (In millions, except per share amounts)

                                                                   September 30,  December 31,
                                                                      2003           2002
                                                                   ------------   -----------
                                  ASSETS
Current Assets:
 Cash and cash equivalents                                             $    100    $    628
 Accounts receivables - trade (less allowance for doubtful
   accounts of $9 and $7, respectively)                                     362         266
 Unbilled revenue                                                           184         176
 Miscellaneous accounts and notes receivable                                131          44
 Materials and supplies, at average cost                                    476         299
 Other current assets                                                        57          39
                                                                       --------    --------
   Total current assets                                                   1,310       1,452
                                                                       --------    --------
Property and Plant, Net                                                  10,152       8,840
Investments and Other Non-Current Assets:
 Investments                                                                166          38
 Nuclear decommissioning trust fund                                         195         172
 Goodwill and other intangibles, net                                        630           -
 Other assets                                                               317         307
                                                                       --------    --------
   Total investments and other non-current assets                         1,308         517
                                                                       --------    --------
Regulatory Assets                                                           767         690
                                                                       --------    --------
           TOTAL ASSETS                                                $ 13,537    $ 11,499
                                                                       ========    ========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt                                  $    499    $    339
 Short-term debt                                                              3         271
 Accounts and wages payable                                                 275         369
 Taxes accrued                                                              231          45
 Other current liabilities                                                  241         177
                                                                       --------    --------
   Total current liabilities                                              1,249       1,201
                                                                       --------    --------
Long-term Debt, Net                                                       4,046       3,433
Preferred Stock of Subsidiary Subject to Mandatory Redemption                21           -
Deferred Credits and Other Non-Current Liabilities:
 Accumulated deferred income taxes, net                                   1,993       1,707
 Accumulated deferred investment tax credits                                153         149
 Regulatory liabilities                                                     133         136
 Asset retirement obligations                                               408         174
 Accrued pension liabilities                                                527         377
 Other deferred credits and liabilities                                     439         272
                                                                       --------    --------
   Total deferred credits and other non-current liabilities               3,653       2,815
                                                                       --------    --------
Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption         213         193
Minority Interest in Consolidated Subsidiaries                               21          15
Commitments and Contingencies (Note 8)
Stockholders' Equity:
 Common stock, $.01 par value, 400.0 shares authorized -
   shares outstanding of 162.3 and 154.1, respectively                        2           2
 Other paid-in capital, principally premium on common stock               2,528       2,203
 Retained earnings                                                        1,917       1,739
 Accumulated other comprehensive income (loss)                             (103)        (93)
 Other                                                                      (10)         (9)
                                                                       --------    --------
   Total stockholders' equity                                             4,334       3,842
                                                                       --------    --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 13,537    $ 11,499
                                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited) (In millions, except per share amounts)

                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                             --------------------------        --------------------------
                                                                 2003          2002               2003          2002
                                                             ------------ -------------        ------------- ------------
Operating Revenues:
 Electric                                                     $     1,266    $    1,135        $     3,090    $     2,812
 Gas                                                                   82            30                450            202
 Other                                                                  2             1                  6              4
                                                              -----------    ----------        -----------    -----------
       Total operating revenues                                     1,350         1,166              3,546          3,018
                                                              -----------    ----------        -----------    -----------
Operating Expenses:
 Fuel and purchased power                                             330           248                793            655
 Gas purchased for resale                                              54            17                326            129
 Other operations and maintenance                                     302           278                901            835
 Coal contract settlement                                             (51)            -                (51)             -
 Depreciation and amortization                                        132           108                388            321
 Taxes other than income taxes                                         83            74                238            211
                                                              -----------    ----------        -----------    -----------
       Total operating expenses                                       850           725              2,595          2,151
                                                              -----------    ----------        -----------    -----------
Operating Income                                                      500           441                951            867

Other Income and (Deductions):
    Miscellaneous income                                                4             6                 16             16
    Miscellaneous expense                                              (3)           (3)               (14)           (46)
                                                              -----------    ----------        -----------    -----------
       Total other income and (deductions)                              1             3                  2            (30)
                                                              -----------    ----------        -----------    -----------
Interest Charges and Preferred Dividends:
 Interest                                                              69            56                204            158
 Preferred dividends of subsidiaries                                    3             3                  8              9
                                                              -----------    ----------        -----------    -----------
       Net interest charges and preferred dividends                    72            59                212            167
                                                              -----------    ----------        -----------    -----------
Income Before Income Taxes and Cumulative Effect of Change
 in Accounting Principle                                              429           385                741            670
Income Taxes                                                          154           145                273            256
                                                              -----------    ----------        -----------    -----------
Income Before Cumulative Effect of Change in Accounting
 Principle                                                            275           240                468            414
Cumulative Effect of Change in Accounting Principle,
 Net of Income Taxes                                                    -             -                 18              -
                                                              -----------    ----------        -----------    -----------
Net Income                                                    $       275    $      240        $       486    $       414
                                                              ===========    ==========        ===========    ===========
Earnings per Common Share - Basic:
 Income before cumulative effect of change
    in accounting principle                                   $      1.70    $     1.64        $      2.91    $      2.88
 Cumulative effect of change in accounting
    principle, net of income taxes                                      -             -               0.11              -
                                                             ------------    -----------       -----------    -----------
 Net income                                                   $      1.70    $     1.64        $      3.02    $      2.88
                                                             ============    ===========       ===========    ===========
Earnings per Common Share - Diluted:
 Income before cumulative effect of change
    in accounting principle                                   $      1.70    $     1.63        $      2.91    $      2.87
 Cumulative effect of change in accounting
    principle, net of income taxes                                      -             -               0.11              -
                                                              -----------    -----------       -----------    -----------
 Net income                                                   $      1.70    $     1.63        $      3.02    $      2.87
                                                              ===========    ===========       ===========    ===========

Dividends per Common Share                                    $     0.635    $    0.635        $     1.905    $     1.905
Average Common Shares Outstanding                                   161.8         146.7              160.7          143.6

The accompanying notes are an integral part of these consolidated financial statements.



                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                     ---------------------
                                                                                        2003      2002
                                                                                     ----------  ---------
Cash Flows From Operating Activities:
 Net income                                                                            $  486    $  414
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle                                   (18)        -
    Depreciation and amortization                                                         388       321
    Amortization of nuclear fuel                                                           25        25
    Amortization of debt issuance costs and premium/discounts                               8         6
    Deferred income taxes, net                                                             30        11
    Deferred investment tax credits, net                                                   (9)       (6)
    Coal contract settlement                                                              (45)        -
    Other                                                                                  (8)        5
    Changes in assets and liabilities, excluding the effects of the acquisitions:
       Receivables, net                                                                    17       (49)
       Materials and supplies                                                             (69)       15
       Accounts and wages payable                                                        (171)     (217)
       Taxes accrued                                                                      167       214
       Assets, other                                                                       (8)      (23)
       Liabilities, other                                                                  59        17
                                                                                       ------    ------
Net cash provided by operating activities                                                 852       733
                                                                                       ------    ------

Cash Flows From Investing Activities:
 Construction expenditures                                                               (457)     (565)
 Acquisitions, net of cash acquired                                                      (489)        -
 Nuclear fuel expenditures                                                                 (2)      (25)
 Other                                                                                     10         8
                                                                                       ------    ------
Net cash used in investing activities                                                    (938)     (582)
                                                                                       ------    ------

Cash Flows From Financing Activities:
 Dividends on common stock                                                               (308)     (279)
 Capital issuance costs                                                                   (13)      (35)
 Redemptions, repurchases, and maturities:
   Nuclear fuel lease                                                                     (38)        -
   Short-term debt                                                                       (268)     (635)
   Long-term debt                                                                        (648)     (158)
   Preferred stock                                                                         (1)      (41)
 Issuances:
   Common stock                                                                           336       635
   Nuclear fuel lease                                                                       -        31
   Long-term debt                                                                         498       893
                                                                                       ------    ------
Net cash provided by (used in) financing activities                                      (442)      411
                                                                                       ------    ------

Net change in cash and cash equivalents                                                  (528)      562
Cash and cash equivalents at beginning of year                                            628        67
                                                                                       ------    ------
Cash and cash equivalents at end of period                                             $  100    $  629
                                                                                       ======    ======

Cash Paid During the Periods:
 Interest                                                                              $  189    $  142
 Income taxes, net                                                                        156       111


The accompanying notes are an integral part of these consolidated financial statements.


                           UNION ELECTRIC COMPANY
                         CONSOLIDATED BALANCE SHEET
            (Unaudited) (In millions, except per share amounts)

                                                                                September 30,   December 31,
                                                                                     2003          2002
                                                                                -------------   ------------
                                   ASSETS
Current Assets:
 Cash and cash equivalents                                                      $     15         $      9
 Accounts receivable - trade (less allowance for doubtful
  accounts of $6 and $6, respectively)                                               222              171
 Unbilled revenue                                                                     98              101
 Miscellaneous accounts and notes receivable                                         126               49
 Materials and supplies, at average cost                                             182              162
 Other current assets                                                                 29               26
                                                                                --------         --------
   Total current assets                                                              672              518
                                                                                --------         --------
Property and Plant, Net                                                            6,070            5,991
Investments and Other Non-Current Assets:
 Nuclear decommissioning trust fund                                                  195              172
 Other assets                                                                        241              235
                                                                                --------         --------
   Total investments and other non-current assets                                    436              407
                                                                                --------         --------
Regulatory Assets                                                                    724              659
                                                                                --------         --------
           TOTAL ASSETS                                                         $  7,902         $  7,575
                                                                                ========         ========

                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Current maturities of long-term debt                                           $    235         $    130
 Short-term debt                                                                       -              250
 Borrowings from money pool                                                          230               15
 Accounts and wages payable                                                          164              348
 Taxes accrued                                                                       213              118
 Other current liabilities                                                            97               96
                                                                                --------         --------
   Total current liabilities                                                         939              957
                                                                                --------         --------
Long-term Debt, Net                                                                1,678            1,687
Deferred Credits and Other Non-Current Liabilities:
 Accumulated deferred income taxes, net                                            1,304            1,344
 Accumulated deferred investment tax credits                                         116              121
 Regulatory liabilities                                                              102              121
 Asset retirement obligations                                                        403              174
 Accrued pension liabilities                                                         261              252
 Other deferred credits and liabilities                                              185              174
                                                                                --------         --------
   Total deferred credits and other non-current liabilities                        2,371            2,186
                                                                                --------         --------
Commitments and Contingencies (Note 8)
Stockholder's Equity:
 Common stock, $5 par value, 150.0 shares authorized - 102.1 shares outstanding      511              511
 Preferred stock not subject to mandatory redemption                                 113              113
 Other paid-in capital, principally premium on common stock                          702              702
 Retained earnings                                                                 1,649            1,477
 Accumulated other comprehensive income (loss)                                       (61)             (58)
                                                                                --------         --------
   Total stockholder's equity                                                      2,914            2,745
                                                                                --------         --------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $  7,902         $  7,575
                                                                                ========         ========


The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.



                             UNION ELECTRIC COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited) (In millions)

                                                Three Months Ended   Nine Months Ended
                                                   September 30,        September 30,
                                             --------------------- --------------------
                                               2003       2002       2003        2002
                                             -------    -------    -------    ---------
Operating Revenues:
 Electric                                     $   801    $   841    $ 1,972    $ 2,029
 Gas                                               15         12        100         80
                                              -------    -------    -------    -------
      Total operating revenues                    816        853      2,072      2,109
                                              -------    -------    -------    -------
Operating Expenses:
 Fuel and purchased power                         153        157        418        433
 Gas purchased for resale                          10          7         62         49
 Other operations and maintenance                 192        201        564        592
 Coal contract settlement                         (51)         -        (51)         -
 Depreciation and amortization                     71         70        212        211
 Taxes other than income taxes                     61         67        168        174
                                              -------    -------    -------    -------
      Total operating expenses                    436        502      1,373      1,459
                                              -------    -------    -------    -------

Operating Income                                  380        351        699        650

Other Income and (Deductions):
    Miscellaneous income                            5          2         14         27
    Miscellaneous expense                          (2)        (1)        (5)       (32)
                                              -------    -------    -------    -------
      Total other income and (deductions)           3          1          9         (5)
                                              -------    -------    -------    -------

Interest Charges                                   23         26         74         78
                                              -------    -------    -------    -------

Income Before Income Taxes                        360        326        634        567

Income Taxes                                      135        120        234        203
                                              -------    -------    -------    -------

Net Income                                        225        206        400        364

Preferred Stock Dividends                           1          2          4          6
                                              -------    -------    -------    -------

Net Income Available to Common Stockholder    $   224    $   204    $   396    $   358
                                              =======    =======    =======    =======


The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.



                         UNION ELECTRIC COMPANY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited) (In millions)


                                                                      Nine Months Ended
                                                                         September 30,
                                                                    ---------------------
                                                                      2003         2002
                                                                    --------     ---------
Cash Flows From Operating Activities:
  Net income                                                        $   400     $   364
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                     212         211
      Amortization of nuclear fuel                                       25          25
      Amortization of debt issuance costs and premium/discounts           3           3
      Deferred income taxes, net                                         16           7
      Deferred investment tax credits, net                               (5)         (5)
      Coal contract settlement                                          (45)          -
      Other                                                              (3)          3
      Changes in assets and liabilities:
         Receivables, net                                               (38)        (41)
         Materials and supplies                                         (20)         (7)
         Accounts and wages payable                                    (147)       (169)
         Taxes accrued                                                   95         207
         Assets, other                                                  (46)        (21)
         Liabilities, other                                              39         (18)
                                                                    -------     -------
Net cash provided by operating activities                               486         559
                                                                    -------     -------
Cash Flows From Investing Activities:
  Construction expenditures                                            (310)       (357)
  Nuclear fuel expenditures                                              (2)        (25)
  Advances to money pool                                                  -          84
  Other                                                                   4           7
                                                                    -------     -------
Net cash used in investing activities                                  (308)       (291)
                                                                    -------     -------

Cash Flows From Financing Activities:
  Dividends on common stock                                            (224)       (224)
  Dividends on preferred stock                                           (4)         (6)
  Capital issuance costs                                                 (5)         (1)
  Redemptions, repurchases, and maturities:
    Nuclear fuel lease                                                  (38)          -
    Short-term debt                                                    (250)       (186)
    Long-term debt                                                     (364)       (125)
    Preferred stock                                                       -         (41)
  Issuances:
    Nuclear fuel lease                                                    -          31
    Long-term debt                                                      498         173
    Borrowings from money pool                                          215         109
                                                                    -------     -------
Net cash used in financing activities                                  (172)       (270)
                                                                    -------     -------

Net change in cash and cash equivalents                                   6          (2)
Cash and cash equivalents at beginning of year                            9          15
                                                                    -------     -------
Cash and cash equivalents at end of period                          $    15     $    13
                                                                    =======     =======

Cash Paid During the Periods:
 Interest                                                           $    78     $    70
 Income taxes, net                                                      199          62


The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.




                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                            (Unaudited) (In millions)

                                                                                September 30,  December 31,
                                                                                    2003          2002
                                                                                ------------  -----------
                                  ASSETS
Current Assets:
 Cash and cash equivalents                                                       $     17        $    17
 Accounts receivable - trade (less allowance for doubtful
   accounts of $1 and $1, respectively)                                                50             53
 Unbilled revenue                                                                      59             74
 Advances to money pool                                                                 -             16
 Miscellaneous accounts and notes receivable                                           22             22
 Current portion of intercompany note receivable - Genco                               49             46
 Current portion of intercompany tax receivable - Genco                                13             13
 Materials and supplies, at average cost                                               57             41
 Other current assets                                                                   7              7
                                                                                 --------        -------
   Total current assets                                                               274            289
                                                                                 --------        -------
Property and Plant, Net                                                               823            825
Investments and Other Non-Current Assets:
 Intercompany note receivable - Genco                                                 324            373
 Intercompany tax receivable - Genco                                                  153            162
 Other assets                                                                          18             17
                                                                                 --------        -------
   Total investments and other non-current assets                                     495            552
                                                                                 --------        -------
Regulatory Assets                                                                      28             31
                                                                                 --------        -------
           TOTAL ASSETS                                                          $  1,620        $ 1,697
                                                                                 ========        =======


                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Current maturities of long-term debt                                            $      -        $    45
 Accounts and wages payable                                                           110             87
 Borrowings from money pool                                                            23              -
 Taxes accrued                                                                         34             32
 Other current liabilities                                                             29             26
                                                                                 --------        -------
   Total current liabilities                                                          196            190
                                                                                 --------        -------
Long-term Debt, Net                                                                   485            534
Deferred Credits and Other Non-Current Liabilities:
 Accumulated deferred income taxes, net                                               271            282
 Accumulated deferred investment tax credits                                           12             13
 Regulatory liabilities                                                                14             15
 Other deferred credits and liabilities                                                78             71
                                                                                 --------        -------
   Total deferred credits and other non-current liabilities                           375            381
                                                                                 --------        -------
Commitments and Contingencies (Note 8)
Stockholder's Equity:
 Common stock, no par value, 45.0 shares authorized - 25.5 shares outstanding         120            120
 Preferred stock not subject to mandatory redemption                                   80             80
 Retained earnings                                                                    380            405
 Accumulated other comprehensive income (loss)                                        (16)           (13)
                                                                                 --------        -------
   Total stockholder's equity                                                         564            592
                                                                                 --------        -------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $  1,620        $ 1,697
                                                                                 ========        =======


The accompanying notes as they relate to CIPS are an integral part of these financial statements.



         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                   STATEMENT OF INCOME
                (Unaudited) (In millions)


                                            Three Months Ended  Nine Months Ended
                                             September 30,        September 30,
                                            ----------------    ------------------
                                              2003     2002      2003      2002
                                            -------  -------    --------  --------
Operating Revenues:
   Electric                                  $ 176   $ 209      $ 445    $ 520
   Gas                                          20      15        127      106
                                             -----   -----      -----    -----
      Total operating revenues                 196     224        572      626
                                             -----   -----      -----    -----

Operating Expenses:
   Purchased power                              96     117        264      323
   Gas purchased for resale                      9       6         80       62
   Other operations and maintenance             41      39        121      120
   Depreciation and amortization                13      13         39       38
   Taxes other than income taxes                 6       6         22       21
                                             -----   -----      -----    -----
      Total operating expenses                 165     181        526      564
                                             -----   -----      -----    -----

Operating Income                                31      43         46       62

Other Income and (Deductions):
     Miscellaneous income                        7       8         21       25
     Miscellaneous expense                       -       -         (2)      (1)
                                             -----   -----      -----    -----
      Total other income and (deductions)        7       8         19       24
                                             -----   -----      -----    -----

Interest Charges                                 8      11         26       31
                                             -----   -----      -----    -----

Income Before Income Taxes                      30      40         39       55

Income Taxes                                     4      16          8       21
                                             -----   -----      -----    -----

Net Income                                      26      24         31       34

Preferred Stock Dividends                        1       1          2        3
                                             -----   -----      -----    -----

Net Income Available to Common Stockholder   $  25   $  23      $  29    $  31
                                             =====   =====      =====    =====


The accompanying notes as they relate to CIPS are an integral part of these financial statements.



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)

                                                                          Nine Months Ended
                                                                           September 30,
                                                                      ----------------------------
                                                                         2003            2002
                                                                      -----------     -----------

Cash Flows From Operating Activities:
 Net income                                                          $     31         $     34
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                          39               38
    Amortization of debt issuance costs and premium/discounts               1                1
    Deferred income taxes, net                                            (11)             (12)
    Deferred investment tax credits, net                                   (1)              (1)
    Other                                                                  (3)               -
    Changes in assets and liabilities:
       Receivables, net                                                    18               (4)
       Materials and supplies                                             (16)              (1)
       Accounts and wages payable                                          23              (36)
       Taxes accrued                                                        2               28
       Assets, other                                                        9               25
       Liabilities, other                                                  10               (1)
                                                                     --------         --------
Net cash provided by operating activities                                 102               71
                                                                     --------         --------

Cash Flows From Investing Activities:
 Construction expenditures                                                (36)             (41)
 Advances to money pool                                                    62               43
                                                                     --------         --------
Net cash provided by investing activities                                  26                2
                                                                     --------         --------

Cash Flows From Financing Activities:
 Dividends on common stock                                                (54)             (47)
 Dividends on preferred stock                                              (2)              (3)
 Redemptions, repurchases, and maturities:
  Long-term debt                                                          (95)             (33)
 Issuances:
  Borrowings from money pool                                               23                -
                                                                     --------         --------
Net cash used in financing activities                                    (128)             (83)
                                                                     --------         --------

Net change in cash and cash equivalents                                     -              (10)
Cash and cash equivalents at beginning of year                             17               26
                                                                     --------         --------
Cash and cash equivalents at end of period                           $     17         $     16
                                                                     ========         ========

Cash Paid During the Periods:
 Interest                                                            $     23         $     26
 Income taxes, net                                                         18                6


The accompanying notes as they relate to CIPS are an integral part of these financial statements.




                      AMEREN ENERGY GENERATING COMPANY
                                BALANCE SHEET
                  (Unaudited) (In millions, except shares)

                                                                                    September 30,     December 31,
                                                                                        2003              2002
                                                                                    ------------      ------------
                                   ASSETS

Current Assets:
  Cash and cash equivalents                                                         $      2         $      3
  Accounts receivable                                                                    143               78
  Miscellaneous accounts and notes receivable                                              -               71
  Materials and supplies, at average cost                                                 95               77
  Other current assets                                                                     4                2
                                                                                     --------         --------
    Total current assets                                                                 244              231
Property and Plant, Net                                                                1,766            1,767
Other Non-Current Assets                                                                  13               12
                                                                                    --------         --------
          TOTAL ASSETS                                                              $  2,023         $  2,010
                                                                                    ========         ========


                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts and wages payable                                                        $     70         $     87
  Borrowings from money pool                                                             177              191
  Current portion of intercompany notes payable - CIPS and Ameren                         53               50
  Current portion of intercompany tax payable - CIPS                                      13               13
  Other current liabilities                                                               41               17
                                                                                    --------         --------
    Total current liabilities                                                            354              358
                                                                                    --------         --------
Long-term Debt, Net                                                                      698              698
Intercompany Notes Payable - CIPS and Ameren                                             358              412
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                                 104               66
  Accumulated deferred investment tax credits                                             14               15
  Intercompany tax payable - CIPS                                                        153              162
  Other deferred credits and liabilities                                                  20               19
                                                                                    --------         --------
    Total deferred credits and other non-current liabilities                             291              262
                                                                                    --------         --------
Commitments and Contingencies (Note 8)
Stockholder's Equity:
  Common stock, no par value, 10,000 shares authorized - 2,000 shares outstanding          -                -
  Other paid-in capital                                                                  150              150
  Retained earnings                                                                      174              131
  Accumulated other comprehensive income (loss)                                           (2)              (1)
                                                                                    --------         --------
    Total stockholder's equity                                                           322              280
                                                                                    --------         --------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $  2,023         $  2,010
                                                                                    ========         ========


The accompanying notes as they relate to Genco are an integral part of these financial statements.

                                       15


                        AMEREN ENERGY GENERATING COMPANY
                               STATEMENT OF INCOME
                            (Unaudited) (In millions)


                                                                Three Months Ended        Nine Months Ended
                                                                  September 30,             September 30,
                                                             -------------------------  -------------------------
                                                                2003         2002         2003         2002
                                                             -----------  ------------  ------------ ------------
Operating Revenues:
 Electric                                                    $    216      $   207      $   594      $   560
 Other                                                              1            -            2            -
                                                             --------      -------      -------      -------
   Total operating revenues                                       217          207          596          560
                                                             --------      -------      -------      -------

Operating Expenses:
 Fuel and purchased power                                         102          101          263          259
 Other operations and maintenance                                  38           38          108          122
 Depreciation and amortization                                     19           17           56           50
 Taxes other than income taxes                                      5            2           18           14
                                                             --------      -------      -------      -------
   Total operating expenses                                       164          158          445          445
                                                             --------      -------      -------      -------

Operating Income                                                   53           49          151          115

Other Income and (Deductions):
  Miscellaneous income                                              -            -            2            -
  Miscellaneous expense                                             -           (1)           -           (1)
                                                             --------      -------      -------      --------
   Total other income and (deductions)                              -           (1)           2           (1)
                                                             --------      -------      -------      --------
Interest Charges                                                   25           23           76           63
                                                             --------      -------      -------      --------

Income Before Income Taxes and Cumulative Effect of
  Change in Accounting Principle                                   28           25           77           51

Income Taxes                                                       11           10           30           20
                                                             --------      -------      -------      -------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                        17           15           47           31

Cumulative Effect of Change in Accounting Principle,
  Net of Income Taxes                                               -            -           18            -
                                                             --------      -------      -------      -------

Net Income                                                   $     17      $    15      $    65      $    31
                                                             ========      =======      =======      =======


The accompanying notes as they relate to Genco are an integral part of these financial statements.



                        AMEREN ENERGY GENERATING COMPANY
                             STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                             -----------------
                                                                              2003      2002
                                                                             -------   -------

  Cash Flows From Operating Activities:
   Net income                                                                $  65    $  31
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Cumulative effect of change in accounting principle                      (18)       -
      Amortization of debt issuance costs and discounts                          1        1
      Depreciation and amortization                                             56       50
      Deferred income taxes, net                                                37       20
      Deferred investment tax credits, net                                      (1)      (1)
      Other                                                                     (1)       -
      Changes in assets and liabilities:
         Accounts receivable                                                   (63)      43
         Materials and supplies                                                (18)       3
         Taxes receivable, net                                                  64      (12)
         Accounts and wages payable                                             (4)      15
         Assets, other                                                          (1)     (17)
         Liabilities, other                                                      8       17
                                                                             -----    -----
  Net cash provided by operating activities                                    125      150
                                                                             -----    -----

  Cash Flows From Investing Activities:
   Construction expenditures                                                   (39)    (268)
   Advances to money pool                                                        -      (32)
                                                                             -----    -----
  Net cash used in investing activities                                        (39)    (300)
                                                                             -----    -----

  Cash Flows From Financing Activities:
   Dividends on common stock                                                   (22)     (12)
   Debt issuance costs                                                           -       (4)
   Redemptions, repurchases, and maturities:
     Borrowings from money pool                                                (14)     (62)
     Intercompany notes payable - CIPS and Ameren                              (51)     (46)
   Issuances:
     Long-term debt                                                              -      275
                                                                             -----    -----
  Net cash provided by (used in) financing activities                          (87)     151
                                                                              -----    -----

  Net change in cash and cash equivalents                                       (1)       1
  Cash and cash equivalents at beginning of year                                 3        2
                                                                             -----    -----
  Cash and cash equivalents at end of period                                 $   2    $   3
                                                                             =====    =====

  Cash Paid During the Periods:
   Interest                                                                  $  60    $  44
   Income taxes (refunded) paid                                                (66)       4


The accompanying notes as they relate to Genco are an integral part of these financial statements.




                                  CILCORP INC.
                           CONSOLIDATED BALANCE SHEET
                            (Unaudited) (In millions)

                                                                     September 30, |  December 31,
                                                                        2003       |     2002
                                                                     ------------  |  --------------
                                                                      Successor    |   Predecessor
                                                                     ------------  |  --------------
                                     ASSETS                                        |
                                                                                   |
Current Assets:                                                                    |
  Cash and cash equivalents                                           $     9      |   $    32
  Accounts receivables - trade (less allowance for doubtful                        |
    accounts of $3 and $2, respectively)                                   51      |        53
  Unbilled revenue                                                         23      |        37
  Miscellaneous accounts and notes receivable                               8      |         8
  Materials and supplies, at average cost                                 123      |        61
  Other current assets                                                      7      |        24
                                                                      -------      |   -------
    Total current assets                                                  221      |       215
                                                                      -------      |   -------
Property and Plant, Net                                                 1,188      |       914
Investments and Other Non-Current Assets:                                          |
  Investments                                                             130      |       133
  Goodwill and other intangibles, net                                     629      |       581
  Other assets                                                             23      |        50
                                                                      -------      |   -------
    Total investments and other non-current assets                        782      |       764
                                                                      -------      |   -------
Regulatory Assets                                                          15      |         8
                                                                      -------      |   -------
           TOTAL ASSETS                                               $ 2,206      |   $ 1,901
                                                                      =======      |   =======
                                                                                   |
                                                                                   |
                        LIABILITIES AND STOCKHOLDER'S EQUITY                       |
Current Liabilities:                                                               |
  Current maturities of long-term debt                                $   100      |   $    27
  Short-term debt                                                           -      |        10
  Borrowings from money pool                                              109      |         -
  Intercompany note payable - Ameren                                       31      |         -
  Accounts and wages payable                                               88      |        76
  Taxes accrued                                                             4      |         8
  Other current liabilities                                                48      |        40
                                                                      -------      |   -------
    Total current liabilities                                             380      |       161
                                                                      -------      |   -------
Long-term Debt, Net                                                       671      |       791
Preferred Stock of Subsidiary Subject to Mandatory Redemption              21      |         -
Deferred Credits and Other Non-Current Liabilities:                                |
  Accumulated deferred income taxes, net                                  306      |       190
  Accumulated deferred investment tax credits                              12      |        13
  Regulatory liabilities                                                   17      |        19
  Accrued pension liabilities                                             133      |       107
  Other deferred credits and liabilities                                  158      |        84
                                                                      -------      |   -------
    Total deferred credits and other non-current liabilities              626      |       413
                                                                      -------      |   -------
Preferred Stock of Subsidiary Subject to Mandatory Redemption               -      |        22
Preferred Stock of Subsidiary Not Subject to Mandatory Redemption          19      |        19
Commitments and Contingencies (Note 8)                                             |
Stockholder's Equity:                                                              |
  Other paid-in capital                                                   489      |       519
  Retained earnings                                                         4      |        35
  Accumulated other comprehensive income (loss)                            (4)     |       (59)
                                                                      -------      |   -------
    Total stockholder's equity                                            489      |       495
                                                                      -------      |   -------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $ 2,206      |   $ 1,901
                                                                      =======      |   =======
                                                                                   |
                                                                                   |
The  accompanying  notes as they relate to CILCORP are an integral part of these   |
consolidated financial statements.                                                 |

                                       18



                                  CILCORP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited) (In millions)

                                                    ----------Successor--------- | ----------------Predecessor----------------
                                                      Three            Eight     |                  Three          Nine
                                                      Months           Months    |                  Months         Months
                                                      Ended            Ended     |                  Ended          Ended
                                                    September 30,   September 30,|    January     September 30,   September 30,
                                                    --------------  ------------ | -----------  ---------------   -------------
                                                         2003           2003     |     2003          2002             2002
                                                    --------------  ------------ | -----------  --------------    -------------
                                                                                 |
Operating Revenues:                                                              |
 Electric                                           $       168     $       373  |  $       47    $       167     $       396
 Gas                                                         46             215  |          58             37             185
 Other                                                        1               3  |           -              1               4
                                                    -----------     -----------  | -----------    -----------     -----------
     Total operating revenues                               215             591  |         105            205             585
                                                    -----------     -----------  | -----------    -----------     -----------
                                                                                 |
Operating Expenses:                                                              |
 Fuel and purchased power                                    85             192  |          24             70             180
 Gas purchased for resale                                    32             166  |          44             24             126
 Other operations and maintenance                            38              95  |          14             30             101
 Depreciation and amortization                               18              54  |           6             18              54
 Taxes other than income taxes                                9              26  |           4             10              31
                                                    -----------     -----------  | -----------    -----------     -----------
     Total operating expenses                               182             533  |          92            152             492
                                                    -----------     -----------  | -----------    -----------     -----------
                                                                                 |
Operating Income                                             33              58  |          13             53              93
                                                                                 |
Other Income and (Deductions):                                                   |
    Miscellaneous income                                      -               -  |           -              -               2
    Miscellaneous expense                                    (2)             (3) |           -              -              (2)
                                                    -----------     -----------  | -----------    -----------     -----------
     Total other income and (deductions)                     (2)             (3) |           -              -               -
                                                    -----------     -----------  | -----------    -----------     -----------
Interest Charges and Preferred Dividends:                                        |
 Interest                                                    15              35  |           5             16              48
 Preferred dividends of subsidiaries                          -               1  |           -              1               2
                                                    -----------     -----------  | -----------    -----------     -----------
     Net interest charges and preferred dividends            15              36  |           5             17              50
                                                    -----------     -----------  | -----------    -----------     -----------
                                                                                 |
Income Before Income Taxes and Cumulative Effect of                              |
  Change in Accounting Principle                             16              19  |           8             36              43
                                                                                 |
Income Taxes                                                  5               5  |           3             13              14
                                                    -----------     -----------  | -----------    -----------     -----------
                                                                                 |
Income Before Cumulative Effect of Change in                                     |
  Accounting Principle                                       11              14  |           5             23              29
                                                                                 |
Cumulative Effect of Change in Accounting Principle,                             |
  Net of Income Taxes                                         -               -  |           4              -               -
                                                    -----------     -----------  | -----------    -----------     -----------
                                                                                 |
Net Income                                          $        11     $        14  | $         9    $        23     $        29
                                                    ===========     ===========  |  ===========    ===========    ===========
                                                                                 |
                                                                                 |
The accompanying notes as they relate to CILCORP are an integral part of these   |
consolidated financial statements.                                               |



                                  CILCORP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)

                                                                       ---Successor-- | ---------Predecessor-------
                                                                           Eight      |                  Nine
                                                                           Months      |                 Months
                                                                           Ended      |                  Ended
                                                                        September 30, |   January     September 30,
                                                                       -------------- | -----------  --------------
                                                                           2003       |    2003         2002
                                                                       -------------- | -----------  --------------
                                                                                      |
Cash Flows From Operating Activities:                                                 |
  Net income                                                           $    14        |  $     9       $    29
  Adjustments to reconcile net income to net cash                                     |
    provided by operating activities:                                                 |
     Cumulative effect of change in accounting principle                     -        |       (4)            -
     Depreciation and amortization                                          54        |        6            54
     Amortization of debt issuance costs and premium/discounts               1        |        -             -
     Deferred income taxes, net                                             (5)       |       (5)            2
     Deferred investment tax credits, net                                   (1)       |        -            (2)
     Other                                                                  (9)       |        -             6
     Changes in assets and liabilities:                                               |
         Receivables, net                                                   36        |      (20)            4
         Materials and supplies                                            (18)       |       13             4
         Accounts and wages payable                                        (37)       |       20           (15)
         Taxes accrued                                                      (3)       |       11             8
         Assets, other                                                       5        |        6             4
         Liabilities, other                                                  7        |       (5)            2
                                                                       -------        |  -------       -------
Net cash provided by operating activities                                   44        |       31            96
                                                                       -------        |  -------       -------
                                                                                      |
Cash Flows From Investing Activities:                                                 |
  Construction expenditures                                                (52)       |      (16)          (96)
  Other                                                                      3        |        1             3
                                                                       -------        |  -------       -------
Net cash used in investing activities                                      (49)       |      (15)          (93)
                                                                       -------        |  -------       -------
                                                                                      |
Cash Flows From Financing Activities:                                                 |
  Dividends on common stock                                                (10)       |        -             -
  Redemptions, repurchases, and maturities:                                           |
    Short-term debt                                                          -        |      (10)          (63)
    Long-term debt                                                        (153)       |        -            (1)
    Preferred stock                                                         (1)       |        -             -
  Issuances:                                                                          |
    Long-term debt                                                           -        |        -           100
    Borrowings from money pool                                             109        |        -             -
    Intercompany note payable - Ameren                                      31        |        -             -
                                                                       -------        |  -------       -------
Net cash provided by (used in) financing activities                        (24)       |      (10)           36
                                                                       -------        |  -------       -------
                                                                                      |
Net change in cash and cash equivalents                                    (29)       |        6            39
Cash and cash equivalents at beginning of year                              38        |       32            18
                                                                       -------        |  -------       -------
Cash and cash equivalents at end of period                             $     9        |  $    38       $    57
                                                                       =======        |  =======       =======
                                                                                      |
Cash Paid During the Periods:                                                         |
  Interest                                                             $    14        |  $     5       $    44
  Income taxes, net                                                         10        |        -             5
                                                                                      |
                                                                                      |
The  accompanying  notes as they relate to CILCORP are an integral part of these      |
consolidated financial statements.                                                    |

                                       20


                    CENTRAL ILLINOIS LIGHT COMPANY
                      CONSOLIDATED BALANCE SHEET
                       (Unaudited) (In millions)

                                                                                        September 30,     December 31,
                                                                                             2003             2002
                                                                                         -----------      ------------
                                ASSETS
Current Assets:
 Cash and cash equivalents                                                               $      3        $    22
 Accounts receivable - trade (less allowance for doubtful
   accounts of $3 and $2, respectively)                                                        51             47
 Unbilled revenue                                                                              22             32
 Miscellaneous accounts and notes receivable                                                    6              7
 Materials and supplies, at average cost                                                       71             61
 Other current assets                                                                           7             24
                                                                                         --------        -------
   Total current assets                                                                       160            193
                                                                                         --------        -------
Property and Plant, Net                                                                       950            890
Other Non-Current Assets                                                                       21             18
Regulatory Assets                                                                              15              8
                                                                                         --------        -------
           TOTAL ASSETS                                                                  $  1,146        $ 1,109
                                                                                         ========        =======


                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Current maturities of long-term debt                                                    $    100        $    27
 Short-term debt                                                                                -             10
 Borrowings from money pool                                                                   109              -
 Accounts and wages payable                                                                    81             68
 Taxes accrued                                                                                 12             18
 Other current liabilities                                                                     29             31
                                                                                         --------        -------
   Total current liabilities                                                                  331            154
                                                                                         --------        -------
Long-term Debt, Net                                                                           138            316
Preferred Stock Subject to Mandatory Redemption                                                21              -
Deferred Credits and Other Non-Current Liabilities:
 Accumulated deferred income taxes, net                                                       105             95
 Accumulated deferred investment tax credits                                                   12             13
 Regulatory liabilities                                                                        17             19
 Accrued pension liabilities                                                                   98             85
 Other deferred credits and liabilities                                                        76             63
                                                                                         --------        -------
   Total deferred credits and other non-current liabilities                                   308            275
                                                                                         --------        -------
Preferred Stock Subject to Mandatory Redemption                                                 -             22
Commitments and Contingencies (Note 8)
Stockholder's Equity:
 Common stock, no par value, 20.0 shares authorized - 13.6 shares outstanding                 186            186
 Preferred stock not subject to mandatory redemption                                           19             19
 Other paid-in capital                                                                         52             52
 Retained earnings                                                                            124            114
 Accumulated other comprehensive income (loss)                                                (33)           (29)
                                                                                         --------        -------
   Total stockholder's equity                                                                 348            342
                                                                                         --------        -------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $  1,146        $ 1,109
                                                                                         ========        =======


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.




               CENTRAL ILLINOIS LIGHT COMPANY
              CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited) (In millions)

                                                                 Three Months Ended         Nine Months Ended
                                                                     September 30,            September 30,
                                                              -------------------------  ----------------------
                                                                   2003         2002        2003         2002
                                                              ------------    ---------  ----------   ---------
Operating Revenues:
 Electric                                                        $  168        $ 167       $ 420        $ 396
 Gas                                                                 35           28         201          150
                                                                  -----        -----       -----        -----
      Total operating revenues                                      203          195         621          546
                                                                  -----        -----       -----        -----

Operating Expenses:
 Fuel and purchased power                                            85           70         214          180
 Gas purchased for resale                                            21           15         136           91
 Other operations and maintenance                                    43           30         123          100
 Depreciation and amortization                                       16           18          53           53
 Taxes other than income taxes                                        9           10          30           31
                                                                  -----        -----       -----        -----
      Total operating expenses                                      174          143         556          455
                                                                  -----        -----       -----        -----

Operating Income                                                     29           52          65           91

Other Income and (Deductions):
    Miscellaneous income                                              -            -           1            1
    Miscellaneous expense                                            (2)           -          (4)          (2)
                                                                  -----        -----       -----        -----
      Total other income and (deductions)                            (2)           -          (3)          (1)
                                                                  -----        -----       -----        -----

Interest Charges                                                      3            6          13           16
                                                                  -----        -----       -----        -----

Income Before Income Taxes and Cumulative Effect of Change
  in Accounting Principle                                            24           46          49           74

Income Taxes                                                          9           17          18           27
                                                                  -----        -----       -----        -----

Income Before Cumulative Effect of Change in Accounting
  Principle                                                          15           29          31           47

Cumulative Effect of Change in Accounting Principle,
      Net of Income Taxes                                             -            -          24            -
                                                                  -----        -----       -----        -----

Net Income                                                           15           29          55           47

Preferred Stock Dividends                                             -            1           1            2
                                                                  -----        -----       -----        -----

Net Income Available to Common Stockholder                        $  15        $  28       $  54        $  45
                                                                  =====        =====       =====        =====


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.


                                       22



                  CENTRAL ILLINOIS LIGHT COMPANY
               CONSOLIDATED STATEMENT OF CASH FLOWS
                    (Unaudited) (In millions)
                                                                     Nine Months Ended
                                                                        September 30,
                                                                  -----------------------
                                                                     2003          2002
                                                                  -----------   ---------

Cash Flows From Operating Activities:
 Net income                                                      $     55       $     47
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle               (24)             -
    Depreciation and amortization                                      53             53
    Deferred income taxes, net                                         (8)             2
    Deferred investment tax credits, net                               (1)            (2)
    Other                                                              (4)             6
    Changes in assets and liabilities:
       Receivables, net                                                 7              4
       Materials and supplies                                         (10)             3
       Accounts and wages payable                                      13            (25)
       Taxes accrued                                                   (6)            14
       Assets, other                                                    6              3
       Liabilities, other                                              19             (8)
                                                                 --------       --------
Net cash provided by operating activities                             100             97
                                                                 --------       --------

Cash Flows From Investing Activities:
 Construction expenditures                                            (68)           (96)
 Other                                                                  1              1
                                                                 --------       --------
Net cash used in investing activities                                 (67)           (95)
                                                                 --------       --------

Cash Flows From Financing Activities:
 Dividends on common stock                                            (44)           (28)
 Dividends on preferred stock                                          (1)            (2)
 Redemptions, repurchases, and maturities:
   Short-term debt                                                    (10)           (43)
   Long-term debt                                                    (105)            (1)
   Preferred stock                                                     (1)             -
 Issuances:
   Long-term debt                                                       -            100
   Borrowings from money pool                                         109              -
                                                                 --------       --------
Net cash provided by (used in) financing activities                   (52)            26
                                                                 --------       --------

Net change in cash and cash equivalents                               (19)            28
Cash and cash equivalents at beginning of year                         22             12
                                                                 --------       --------
Cash and cash equivalents at end of period                       $      3       $     40
                                                                 ========       ========

Cash Paid During the Periods:
 Interest                                                        $     17       $     24
 Income taxes, net                                                     11             15


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.


AMEREN CORPORATION (CONSOLIDATED)
UNION ELECTRIC COMPANY (CONSOLIDATED)
CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
AMEREN ENERGY GENERATING COMPANY
CILCORP INC. (CONSOLIDATED)
CENTRAL ILLINOIS LIGHT COMPANY (CONSOLIDATED)

COMBINED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003

NOTE 1 - Summary of Significant Accounting Policies

General

     Ameren is a public utility holding company registered with the SEC under the PUHCA and is headquartered in St. Louis, Missouri. Our principal businesses are involved in the generation, transmission and distribution of electricity, and the distribution of natural gas, to residential, commercial, industrial and wholesale users in the central United States. Ameren's principal subsidiaries are as follows:

o UE, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois.
o CIPS, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
o CILCO, a subsidiary of CILCORP (a holding company), which operates a rate-regulated electric transmission and distribution business, a non rate-regulated electric generation business (AERG), and a rate-regulated natural gas distribution business in Illinois. Ameren completed its acquisition of CILCORP on January 31, 2003. See Note 2 - Acquisitions for further information.
o Resources Company, which consists of non rate-regulated operations. Subsidiaries include Genco, which operates a non rate-regulated electric generation business in Illinois and Missouri; Marketing Company, which markets power for periods primarily over one year; AFS, which procures fuel and manages the related risks for Ameren's affiliated companies; and Medina Valley, which indirectly owns a 40 megawatt, gas-fired electric generation plant. Ameren completed its acquisition of AES Medina Valley Cogen (No. 4) LLC on February 4, 2003. See Note 2 - Acquisitions for further information.
o Ameren Energy, which serves as a power marketing and risk management agent for Ameren and its subsidiaries for transactions of primarily less than one year.
o EEI, which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI through UE, which owns 40%, and Resources Company, which owns 20%. Ameren consolidates EEI for financial reporting purposes, while UE and Resources Company report EEI under the equity method.
o    Ameren Services, which provides a variety of shared support services to us.

     In October 2003, CILCO transferred its Duck Creek and E. D. Edwards coal-fired plants and its Sterling Avenue combustion turbine facilities representing in the aggregate approximately 1,100 megawatts of electric generating capacity to its wholly-owned subsidiary, AERG, in exchange for all of the outstanding stock of AERG and AERG's assumption of certain liabilities. The net book value of the transferred assets was approximately $378 million and no gain or loss was recognized as the transaction was accounted for as a transfer between entities under common control. Approximately 23% of CILCO's employees were transferred to AERG as a part of the transaction.

     When we refer to our, we or us, it indicates that the referenced information is common to all Ameren Companies. When we refer to financing or acquisition activities, we are defining Ameren as the parent holding company. When appropriate, our subsidiaries are specifically referenced in order to distinguish among their different business activities.

     The financial statements of Ameren, UE, CILCORP and CILCO are prepared on a consolidated basis and therefore include the accounts of their majority-owned subsidiaries. Results of CILCORP and CILCO reflected in Ameren's consolidated financial statements include the period from the acquisition date of January 31, 2003 through September 30, 2003. January 2003 and prior year data for CILCORP and CILCO is not included in Ameren's consolidated totals. See

Note 2 - Acquisitions for further information. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

     In order to be more consistent with industry reporting trends, our Statements of Income in this filing have been reclassified to present all income taxes as one line item. Previously, we reported a portion of our income taxes in Operating Expenses and a portion in Other Income and Deductions. This change results in our calculation of Operating Income now being on a pre-tax basis with no effect on net income. Additionally, our Balance Sheet presentations have been reformatted to change the order in which current and non-current items appear, with no effect on total assets, total liabilities or any sub-categories included on our Balance Sheet.

     Our accounting policies conform to GAAP, and our financial statements, while unaudited, reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our interim results. Certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. As the unaudited interim financial statements included herein do not include all of the information and footnote disclosures required by GAAP, they should be read in conjunction with the financial statements and the notes thereto included in the respective 2002 Annual Reports on Form 10-K of the Ameren Companies.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ from those estimates. The results of operations for an interim period may not give a true indication of results for a full year.

     As permitted by rules of the SEC, Ameren did not "push down" the effects of purchase accounting to the financial statements of any of CILCORP's subsidiaries. Accordingly, CILCORP's post-acquisition financial statements reflect a new basis of accounting, and separate financial statement amounts are presented for pre-acquisition (predecessor) and post-acquisition (successor) periods, separated by a bold black line. CILCO's financial statements are presented on a historical basis of accounting for all periods presented. As a result of the acquisition of CILCORP on January 31, 2003, certain reclassifications have been made to CILCORP's and CILCO's prior year financial statements to conform to our current presentation.

Earnings Per Share

     There was no material difference between Ameren's basic and diluted earnings per share amounts for the three and nine month periods ended September 30, 2003 (2002 - $0.01 difference). The dilutive component in each of the periods was comprised of assumed stock option conversions, which increased the number of shares outstanding in the diluted earnings per share calculation by 283,769 shares for the three months ended September 30, 2003 (2002 - 340,210) and 273,914 shares for the nine months ended September 30, 2003 (2002 - 345,650). Ameren's equity security units have no dilutive effect on our earnings per share, except during periods when the average market price of Ameren's common stock is above $46.61. The other Ameren Companies do not have any publicly held common stock and accordingly earnings per share calculations are not relevant and are not presented.

Accounting Changes and Other Matters

SFAS No.143 - "Accounting for Asset Retirement Obligations"

     We adopted the provisions of SFAS 143, effective January 1, 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing or amount of cash flows associated with an asset retirement obligation affect our estimates of fair value.

     Upon adoption of this standard, Ameren and UE recognized additional asset retirement obligations of approximately $213 million and a net increase in net property and plant of approximately $77 million related primarily to UE's Callaway nuclear plant decommissioning costs and retirement costs for a UE river structure. The difference between the net asset and the liability recorded upon adoption of SFAS 143 related to rate-regulated assets was recorded as an additional regulatory asset of approximately $136 million because Ameren and UE expect to continue to recover in electric rates the cost of Callaway nuclear decommissioning and other costs of removal. These asset retirement obligations and associated assets are in addition to assets and liabilities of $174 million that UE had recorded prior to the adoption of SFAS 143, related to the future obligations and funds accumulated to decommission the Callaway nuclear plant.

     Also upon adoption of this standard, Ameren and Genco recognized an asset retirement obligation of approximately $4 million and a net increase in net property and plant of approximately $34 million. The asset retirement obligation relates to retirement costs for a Genco power plant ash pond. The net increase in property and plant, as well as the majority of the net after-tax gain of $18 million recognized upon adoption, resulted from the elimination of costs of removal for non rate-regulated assets previously accrued as a component of accumulated depreciation that were not a legal obligation ($20 million). Ameren and Genco also recognized a loss for the difference between the net asset and liability for the retirement obligation recorded upon adoption related to Genco's assets ($2 million).

     As a result of the acquisition of CILCORP on January 31, 2003, Ameren's asset retirement obligations increased due to the assumption of asset retirement obligations of approximately $6 million related to CILCO's power plant ash ponds. Prior to the acquisition, predecessor CILCORP and CILCO recognized a net after-tax gain upon adoption of SFAS 143 of $4 million and $24 million, respectively, due to the elimination of costs of removal for non rate-regulated assets previously accrued as a component of accumulated depreciation that were not a legal obligation. Similar to the treatment applied by Ameren in the acquisition of CILCORP, AES recorded purchase accounting at the CILCORP parent level following its 1999 acquisition of CILCORP, but did not "push down" the purchase accounting to any of CILCORP's subsidiaries, including CILCO. Accordingly, accumulated depreciation, including the embedded cost of removal liabilities, was reset to zero in purchase accounting for the CILCORP parent while CILCO continued to carry property and plant and the related accumulated depreciation on a historical basis. As a result, the gain upon adoption of SFAS 143 recognized by CILCO exceeded the gain recognized by CILCORP since the cost of removal liabilities reversed by CILCORP upon adoption of SFAS 143 included only those liabilities recorded since the 1999 AES acquisition.

     Asset retirement obligations at Ameren and UE increased by $5 million during the quarter ended September 30, 2003 and $16 million for the nine months ended September 30, 2003, to reflect the accretion of obligations to their present value. Increases to Genco, CILCORP and CILCO's asset retirement obligations were immaterial during these periods. Substantially all of this accretion was recorded as an increase to regulatory assets.

     In addition to those obligations that were identified and valued, we determined that certain other asset retirement obligations exist. However, we were unable to estimate the fair value of those obligations because the probability, timing or cash flows associated with the obligations were indeterminable. We do not believe that these obligations, when incurred, will have a material adverse impact on our financial position, results of operations or liquidity.

     The fair value of the nuclear decommissioning trust fund for UE's Callaway nuclear plant is reported in Nuclear Decommissioning Trust Fund in Ameren and UE's Consolidated Balance Sheets. This amount is legally restricted to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the regulatory asset recorded in connection with the adoption of SFAS 143.

     SFAS 143 required a change in the depreciation methodology we historically utilized for our non rate-regulated operations. Historically, we included an estimated cost of dismantling and removing plant from service upon retirement in the basis upon which our depreciation rates were determined. SFAS 143 required us to exclude costs of dismantling and removal upon retirement from the depreciation rates applied to non rate-regulated plant balances. Further, we were required to remove accumulated provisions for dismantling and removal costs from accumulated depreciation, where they were embedded, and to reflect such adjustment as a gain upon adoption of this standard, to the extent such dismantling and removal activities were not considered legal asset retirement obligations as defined by SFAS 143. The elimination of costs of removal from accumulated depreciation resulted in a gain for a change in accounting principle at Ameren and Genco, as noted above, of $20 million, net of taxes. At CILCO, the elimination of costs of removal from accumulated depreciation resulted in a gain of $24 million, net of taxes, for a change in accounting principle. As noted above, the gain for predecessor CILCORP on a consolidated basis was only $4 million, net of taxes, due to the reset of accumulated depreciation at the time of AES' acquisition of CILCORP in 1999. Beginning in January 2003, depreciation rates for non rate-regulated assets were reduced to reflect the discontinuation of the accrual of dismantling and removal costs. In addition, non rate-regulated asset removal costs will prospectively be expensed as incurred. The impact of this change in accounting will result in a decrease in depreciation expense and an increase in operations and maintenance expense, the net impact of which is indeterminable, but not expected to be material.

     Like the methodology employed by our non rate-regulated operations, the depreciation methodology historically utilized by our rate-regulated operations has included an estimated cost of dismantling and removing plant from service upon retirement. Because these estimated costs of removal have been included in the cost of service upon which our present utility rates are based, and with the expectation that this practice will continue in the jurisdictions in which we operate, adoption of SFAS 143 did not result in any change in the depreciation accounting practices of our rate-regulated operations. The following table presents the estimated future removal costs embedded in accumulated depreciation related to rate-regulated plant assets at September 30, 2003:


   =============================================================================
   Ameren(a).....................................................  $     685
   UE............................................................        549
   CIPS..........................................................        129
   Genco.........................................................          -
   CILCORP.......................................................          7
   CILCO.........................................................        150
   =============================================================================
     (a)  Excludes   amount  for  CILCO,   as  the  elimination  of  accumulated
          depreciation in purchase accounting was recorded at the CILCORP parent level.

     The following table presents the asset retirement obligation as though SFAS 143 had been in effect for 2001 and 2002:

   =======================================================================================================
   Pro Forma Asset Retirement Obligation
   -------------------------------------------------------------------------------------------------------
                                        Ameren(a)       UE        CIPS     Genco     CILCORP(b)   CILCO
                                      --------------------------------------------------------------------
   January 1, 2001..................     $  350      $   346      $ -      $  4       $    -      $   -
   December 31, 2001................        370          366        -         4            -          -
   December 31, 2002................        391          387        -         4            6          6
   =======================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO.
     (b)  Represents  predecessor information.



     Pro forma net income, as well as pro forma earnings per share for Ameren, has not been presented for the three and nine months ended September 30, 2002 and for the years ended December 31, 2002, 2001 and 2000 because the pro forma application of SFAS 143 to prior periods would result in pro forma net income not materially different from the actual amounts reported for these periods.

EITF Issue No. 02-3 and EITF Issue No. 98-10

     In the quarters ended September 30, 2002 and December 31, 2002, we adopted the provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the Statement of Income. Prior to adopting EITF 02-3 and the rescission of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues
- Electric and Other and in Operating Expenses - Fuel and Purchased Power and Other Operations and Maintenance. This meant that revenues were recorded for the sum of the notional amounts of the power sales contracts with a corresponding charge to income for the costs of the energy that was generated, or for the sum of the notional amounts of a purchased power contract.

     In October 2002, the EITF reached a consensus to rescind EITF 98-10. The effective date for the full rescission of EITF 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," trading derivatives (subsequent to the rescission of EITF 98-10) should be shown net in the Statement of Income, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. The following table presents the operating revenues and costs that were netted for the three and nine months ended September 30, 2002, which reduced Operating Revenues - Electric and Other, and Operating Expenses - Fuel and Purchased Power and Other Operations and Maintenance by equal amounts:

   =============================================================================
                                                 Three Months       Nine Months
   -----------------------------------------------------------------------------
   Ameren(a)...................................  $   189            $    563
   UE..........................................      117                 345
   CIPS........................................        -                   -
   Genco.......................................       61                 191
   CILCORP(b)..................................        -                   -
   CILCO.......................................        -                   -
   =============================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003 and includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b)  Represents predecessor information.

     The adoption of EITF 02-3, the rescission of EITF 98-10 and the related transition guidance resulted in the netting of energy contracts for financial reporting purposes, which lowered our reported revenues and costs with no impact on earnings.

SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure"

     In December 2002, the FASB issued SFAS 148. SFAS 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amended the disclosure provisions to require disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.

     Prior to 2003, Ameren and CILCORP accounted for stock options granted under long-term incentive plans under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost was reflected for options under either plan in 2002, 2001, and 2000 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pretax cost of weighted-average grant-date fair value of options for Ameren would have been approximately $2 million in 2002, 2001, and 2000 and $4 million, $2 million and $1 million, respectively, for predecessor CILCORP, had the fair value method under SFAS 123 been used for options granted. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123 by using the prospective method of adoption under SFAS 148. Stock options have not been granted since 2000 at Ameren and since 2001 at CILCORP, and therefore, SFAS 148 did not have any effect on Ameren's or CILCORP's financial position, results of operations or liquidity since adoption.

SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

     In April 2003, the FASB issued SFAS 149. SFAS 149 further clarifies and amends accounting and reporting for derivative instruments. The statement amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," for decisions made by the Derivative Implementation Group, as well as issues raised in connection with other FASB projects and implementation issues. The statement is effective for contracts entered into or modified after June 30, 2003 except for implementation issues that have been effective for reporting periods beginning before June 15, 2003, which continue to be applied based on their original effective dates. SFAS 149 did not have any material impact on our financial position, results of operations or liquidity upon adoption in the third quarter of 2003.

SFAS  No.  150  -   "Accounting   for   Certain   Financial   Instruments   with
Characteristics of Both Liabilities and Equity"

     In May 2003, the FASB issued SFAS 150 that established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments that were issued in the form of shares with an unconditional obligation to redeem the instrument by transferring assets on a specified date, to be classified as liabilities. Accordingly, SFAS 150 requires issuers to classify mandatorily redeemable financial instruments as liabilities. SFAS 150 also requires such financial instruments to be measured at fair value and a cumulative effect adjustment to be recognized in the statement of income for any difference between the carrying amount and fair value. SFAS 150 became effective July 1, 2003. At July 1, 2003, CILCO had $21 million of preferred stock subject to mandatory redemption, which was reclassified in the current period to the liability section of Ameren's, CILCORP's and CILCO's Consolidated Balance Sheets. In accordance with the requirements of SFAS 150, no reclassification was made to the presentation on the December 31, 2002 Balance Sheets of Ameren, CILCORP and CILCO. This preferred stock is redeemable at par at any time, and therefore, it was estimated there was no difference between book value and fair value.

FIN No. 46 - "Consolidation of Variable Interest Entities, an Interpretation of ARB 51, Consolidated Financial Statements"

     In  January  2003,  the FASB  issued  FIN 46 to  address  consolidation  of variable-interest entities (VIEs). The primary objective of FIN 46 was to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. If an entity absorbs the majority of the VIEs' expected losses or receives a majority of the VIEs' expected residual returns, or both, it must consolidate the VIE. An entity that is required to consolidate the VIE is called the primary beneficiary. Additional disclosure requirements are also applicable when an entity holds a significant variable interest in a VIE, but is not the primary beneficiary.

     Initially, FIN 46 was effective no later than the beginning of the first interim period after June 15, 2003 for VIEs created before February 1, 2003. For VIEs created after January 31, 2003, FIN 46 was effective immediately. In September 2003, the FASB tentatively concluded to defer the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for an interest held by a public company in a VIE or a possible VIE that meets certain conditions.

     We are in the process of reviewing the entities that have a reasonable possibility of being classified as VIEs. At this time, we do not expect the impact of FIN 46 on our financial position, results of operations, or liquidity to be material upon adoption.

Interchange Revenues

     The following table presents the interchange revenues included in Operating Revenues - Electric for the three months and nine months ended September 30, 2003 and 2002:

  ================================================================================================
                                                   Three Months                  Nine Months
  ------------------------------------------------------------------------------------------------
                                                  2003          2002           2003         2002
                                                  ----          ----           ----         ----
   Ameren(a).................................    $ 79          $ 55           $ 264        $ 203
   UE........................................      72            59             239          199
   CIPS......................................      10            10              28           28
   Genco.....................................      34            27             107           77
   CILCORP(b)................................       7             3              15            7
   CILCO.....................................       7             3              15            7
   ===============================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003 and  includes  amounts for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  2002 amounts represent predecessor  information.  2003 amounts include
          January 2003  predecessor  information  which was $3 million.  CILCORP consolidates  CILCO  and  therefore  includes  CILCO  amounts  in  its balances.


Purchased Power

     The following table presents the purchased power expenses included in Operating Expenses - Fuel and Purchased Power for the three months and nine months ended September 30, 2003 and 2002. See Note 7 - Related Party Transactions for further information on affiliate transactions.

 ===============================================================================================================
                                                                    Three Months                  Nine Months
 ---------------------------------------------------------------------------------------------------------------
                                                                 2003            2002          2003       2002
                                                                 ----            ----          ----       ----
   Ameren(a)..............................................      $  97           $  48        $  220       $ 152
   UE.....................................................         44              58           127         177
   CIPS...................................................         96             117           264         323
   Genco..................................................         34              23           106          75
   CILCORP(b).............................................         57              41           142         105
   CILCO..................................................         57              41           139         105
   =============================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003 and  includes  amounts for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  2002 amounts represent predecessor  information.  2003 amounts include
          January 2003 predecessor  information  which was $12 million.  CILCORP consolidates  CILCO  and  therefore  includes  CILCO  amounts  in  its balances.


Excise Taxes

     Excise taxes on Missouri electric and gas, and Illinois gas customer bills are imposed on UE, CIPS and CILCO and are recorded gross in Operating Revenues and Taxes Other than Income Taxes. Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable and included in Taxes Accrued on the Consolidated Balance Sheet. The following table presents the excise taxes recorded in Operating Revenues and Taxes Other than Income Taxes for the three and nine months ended September 30, 2003 and 2002:

================================================================================================================
                                                                   Three Months                  Nine Months
----------------------------------------------------------------------------------------------------------------
                                                                 2003            2002           2003        2002
                                                                 ----            ----           ----        ----
   Ameren(a)..............................................      $  40           $  38        $  102       $  94
   UE.....................................................         33              36            80          85
   CIPS...................................................          2               2            10           9
   Genco..................................................          -               -             -           -
   CILCORP(b).............................................          5               3            14          12
   CILCO..................................................          5               3            14          12
   =============================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003.
     (b)  2002 amounts represent predecessor  information.  2003 amounts include
          January 2003  predecessor  information  which was $2 million.  CILCORP consolidates  CILCO  and  therefore  includes  CILCO  amounts  in  its balances.


Goodwill

     Goodwill is the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," we are not required to amortize goodwill. SFAS 142 requires the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. Our goodwill primarily relates to the January 31, 2003 acquisition of CILCORP. See Note 2 - Acquisitions for additional information regarding the acquisition.

Pension

     A minimum pension liability was recorded at December 31, 2002 which resulted in a charge to Accumulated OCI and a reduction in stockholders' equity. The minimum pension liability has not changed as of September 30, 2003. The following table presents the minimum pension liability amounts, after taxes, as of September 30, 2003:

   =============================================================================
                                                             September 30, 2003
   -----------------------------------------------------------------------------
   Ameren(a)...................................................    $  102
   UE..........................................................        62
   CIPS........................................................        13
   Genco.......................................................         6
   CILCORP(b)..................................................        61
   CILCO.......................................................        30
   =============================================================================
     (a) Excludes amounts for CILCORP and CILCO, which were recorded prior to the acquisition date of January 31, 2003.
     (b)  Represents predecessor information.

     Based on changes in interest rates, we may be required to change our actuarial assumptions for our pension plan valuation at December 31, 2003, which could result in recognition of an additional minimum pension liability.

Coal Contract Settlement

     Ameren and UE recorded a coal contract settlement gain of $51 million in the third quarter of 2003. This gain primarily represented a return of coal costs plus accrued interest accumulated by a coal supplier for reclamation of a coal mine that principally supplied UE's power plant. This mine reclamation is now substantially complete. In August 2003, UE entered into a settlement agreement with the coal supplier to return the accumulated reclamation funds, which will be paid to UE ratably through December 2004.


NOTE 2 - Acquisitions

     On January 31, 2003, Ameren completed the acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed the acquisition of
Medina Valley, which indirectly owns a 40 megawatt, gas-fired electric generation plant. The results of operations for CILCORP and Medina Valley were included in Ameren's consolidated financial statements effective with the respective January and February 2003 acquisition dates. See Note 1 - Summary of Significant Accounting Policies for further information on the presentation of the results of CILCORP and CILCO in Ameren's consolidated financial statements.

     Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase included approximately 1,200 megawatts of largely coal-fired generating capacity, most of which became non rate-regulated on October 3, 2003 due to CILCO's transfer of 1,100 megawatts of generating capacity to AERG. See Note 1 - Summary of Significant Accounting Policies for further information on the transfer to AERG.

     The total acquisition cost was approximately $1.4 billion and included the assumption by Ameren of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $489 million in cash, net of cash acquired. The cash component of the purchase price came from Ameren's issuance in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares, which together generated aggregate net proceeds of $575 million.

     The following unaudited pro forma financial information presents a summary of Ameren's consolidated results of operations assuming the acquisitions of CILCORP and Medina Valley had been completed at the beginning of fiscal year

2002, including pro forma adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets. Ameren and CILCORP are in the process of completing a third party valuation of acquired property and plant and intangible assets. Therefore, the allocation of the purchase price is subject to change. The excess of the purchase price over tangible net assets acquired has been allocated preliminarily to goodwill in the amount of $615 million.

   ================================================================================================================
   For the periods ended September 30,                                    Three Months             Nine Months
   ----------------------------------------------------------------------------------------------------------------
                                                                       2003(a)     2002        2003       2002
                                                                       ----        ----        ----       ----
   Operating revenues...............................................  $ 1,350   $ 1,363      $ 3,647     $ 3,583
   Income before cumulative effect of change in accounting                275       263          472         443
     principle......................................................
   Cumulative effect of change in accounting principle, net of taxes        -         -           22           -
   Net income.......................................................  $   275   $   263      $   494     $   443

   Earnings per share - basic.......................................  $  1.70   $  1.64      $  3.07     $  2.82
                      - diluted.....................................     1.70      1.64         3.06        2.81

   ==============================================================================================================
     (a)  Represents actual Ameren results of operations.

     This pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it an indication of trends in future results.


NOTE 3 - Rate and Regulatory Matters

Intercompany Transfer of Electric Generating Facilities and Illinois Service Territory

     As a part of the settlement of the Missouri electric rate case in 2002, UE committed to making certain infrastructure investments from January 1, 2002 through June 30, 2006, including the addition of 700 megawatts of generation capacity. The new capacity requirement is expected to be satisfied, in part, by the proposed transfer from Genco to UE, at net book value (approximately $250 million), of approximately 550 megawatts of combustion turbine generating units at Pinckneyville and Kinmundy, Illinois. The transfer is subject to receipt of FERC and SEC approval. Approval by the MoPSC is not required in order for this transfer to occur. However, the MoPSC has jurisdiction over UE's ability to recover the cost of the transferred generating facilities from its electric customers in its rates. As part of the settlement of the Missouri electric rate case in 2002, UE is subject to a rate moratorium providing for no changes in its electric rates before June 30, 2006, subject to certain statutory and other exceptions. Approval of the ICC is not required contingent upon prior approval and execution of UE's transfer of its Illinois public utility operations to CIPS as discussed below.

     In February 2003, UE sought approval from the FERC to transfer the 550 megawatts of generating assets from Genco to UE. Certain independent power producers objected to UE's request based on a claim that the transfer may harm competition for the sale of electricity at wholesale. In May 2003, the FERC issued an order which set for hearing the effect of the proposed transfer on competition in wholesale electric markets, which UE appealed. Subsequently, the FERC Staff filed testimony which supported the proposed transfer and recommended that the FERC accept it. A hearing was held in October 2003 and an initial order by the Administrative Law Judge is expected to be issued in the first quarter of 2004. After the parties to the proceeding have an opportunity to review and comment on the initial order, the matter will be submitted to the FERC for issuance of a final order.

     In May 2003, UE announced its plan to limit its public utility operations to the state of Missouri and to discontinue operating as a public utility subject to ICC regulation. UE intends to accomplish this plan by transferring its Illinois-based electric and natural gas businesses, including its Illinois-based distribution assets and certain of its transmission assets, to CIPS. In 2002, UE's Illinois electric and gas service territory generated revenues of $166 million and is expected to have a net book value of $138 million at December 31, 2003. UE's electric generating facilities and certain of its electric transmission facilities in Illinois would not be part of the transfer. The transfer of UE's Illinois-based utility businesses will require the approval of the ICC, the FERC, the MoPSC and the SEC under the provisions of the PUHCA. In August 2003, UE filed with the MoPSC, and in October and November 2003 filed with the ICC, the FERC and the SEC for authority to transfer UE's Illinois-based utility businesses, at net book value, to CIPS. The filing with the ICC seeks approval to transfer only UE's Illinois-based natural gas utility business since the ICC authorized the transfer of UE's
Illinois-based electric utility business to CIPS in 2000. UE proposes to transfer approximately one-half of the assets directly to CIPS in consideration for a CIPS promissory note, and approximately one-half of the assets by means of a dividend in kind to Ameren followed by a capital contribution by Ameren to CIPS.

     A filing seeking approval of both the transfer of UE's Illinois-based utility business and Genco's combustion turbine generating units was made with the SEC in October 2003. If completed, the transfers will be accounted for at book value with no gain or loss recognition which is appropriate treatment for transactions of this type by two entities under common control.

     We are unable to predict the ultimate outcome of these regulatory proceedings or the timing of the final decisions of the various agencies.

Regional Transmission Organization

     In April 2003, the FERC authorized the request of the GridAmerica Companies to transfer functional control of their transmission assets to GridAmerica LLC. The FERC also accepted the amendments to the Midwest ISO OATT, suspended the proposed rates for a nominal period, subject to refund, and established hearing and settlement procedures to determine the justness and reasonableness of the proposed rate amendments to the Midwest ISO OATT. At this time the parties are pursuing settlement of the disputed rate issues, which, absent settlement, will go into effect subject to refund effective upon the commencement of service over the GridAmerica Companies transmission facilities under the Midwest ISO OATT. In May 2003, the FERC accepted the revised agreements filed by the GridAmerica Companies to reflect the changes requested by the FERC.

     In August 2003, the GridAmerica Companies filed acknowledgements with the FERC that permitted GridAmerica LLC to commence operations on October 1, 2003, on a phased basis, by assuming, with the Midwest ISO, functional control of the American Transmission Systems, Incorporated, a subsidiary of FirstEnergy Corporation and Northern Indiana Public Service Company, a subsidiary of NiSource, Inc. transmission systems. UE and CIPS transmission systems are not currently included in GridAmerica LLC's operations due to UE's need for MoPSC approval, which is pending.

     In September 2003, in response to a FERC order requesting various transmission asset owners that are not yet participating in a RTO to file testimony describing the impediments to their participation in a RTO, Exelon Corporation announced it was in exclusive negotiations with Dynegy Inc. to purchase Illinois Power Company, and if successful in the acquisition, Exelon Corporation would seek to transfer functional control of the Illinois Power Company transmission assets to the PJM Interconnection LLC RTO. In response to this announcement, UE and CIPS announced to the FERC that the change in RTO participation by Illinois Power Company from the Midwest ISO to the PJM Interconnection LLC RTO would cause UE and CIPS to reassess their commitment to participate in the Midwest ISO through GridAmerica LLC.

     If UE secures approval to participate in GridAmerica LLC from the MoPSC, and UE and CIPS transfer functional control of their transmission systems to GridAmerica LLC, the FERC has ordered the return, with interest, of the $13 million exit fee paid by UE and the $5 million exit fee paid by CIPS when they previously left the Midwest ISO.

     CILCO is already a transmission member of the Midwest ISO and has transferred functional control of its transmission system to the Midwest ISO. Transmission service on the CILCO transmission system is provided pursuant to the terms and conditions of the Midwest ISO OATT on file with the FERC.

     Genco does not own transmission assets, but pays UE and CIPS for the use of their transmission systems to transmit power from the Genco generating plants. Until the tariffs and other material terms of CIPS' and UE's participation in the GridAmerica Companies, and the GridAmerica Companies' participation in the Midwest ISO, are finalized and approved by the FERC and other regulatory authorities, the ultimate impact that on-going RTO developments will have on UE's, CIPS' and Genco's financial position, results of operations or liquidity is unpredictable.

     On November 13, 2003, the FERC said that it will issue an order upholding an earlier order issued in July 2003 (July Order) that will reduce UE's and CIPS', as well as other utilities, "throught and out" transmission revenues effective April

1, 2004. We are in the process of obtaining and reviewing the final written order. The revenues subject to elimination by these orders are those revenues from transmission that travel through or out of UE's and CIPS' transmission system and are also used to provide electricity to load within the Midwest ISO or PJM Interconnection LLC systems. The magnitude of the potential net revenue reduction resulting from these orders could be up to $20 to $25 million annually if UE and CIPS are not in a RTO. UE and CIPS would incur approximately 60% and 40%, respectively, of the potential net revenue reduction. While it is anticipated that UE's and CIPS' transmission revenues could be reduced by these orders, transmission expenses for Genco could be reduced. Morever, we believe the FERC's final Order will explicitly permit companies participating in a RTO to collect the lost "through and out" revenues through other rate mechanisms. Until it is determined when, or if, UE and CIPS will join a RTO, UE and CIPS are unable to predict the ultimate impact of these orders.

Standard Market Design Notice of Proposed Rulemaking

     In July 2002, the FERC issued a Standard Market Design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to a RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis.

     Although issuance of the Standard Market Design final rule is uncertain and the implementation schedule is unknown, the Midwest ISO is already in the process of implementing a separate market design similar to the proposed market design in the NOPR. In July 2003, the Midwest ISO filed with the FERC a revised OATT codifying the terms and conditions under which it would implement the new market design. The Midwest ISO targeted March 2004 as the start date for staged implementation. In October 2003, the Midwest ISO filed a pleading with the FERC to withdraw its revised OATT to ensure that effective reliability tools are in place and operating correctly before moving forward with the new market design. UE and CIPS will continue monitoring the status of the Midwest ISO's market design and the potential impact of the market design on the cost and reliability of service to retail customers. At this time, we are unable to predict the ultimate impact the new market design will have on their future financial position, results of operations or liquidity.

Illinois Electric

     In 2002, all of the Illinois residential, commercial and industrial customers of UE, CIPS and CILCO had a choice in electric suppliers under the provisions of 1997 Illinois legislation related to the restructuring of the Illinois electric industry (the Illinois Law). Under the Illinois Law, UE, CIPS and CILCO rates initially were frozen through January 1, 2005, subject to residential electric rate decreases of up to 5% in 2002 to the extent rates exceeded the Midwest utility average. In 2002, the Illinois electric rates of UE, CIPS and CILCO were below the Midwest utility average.

     As the result of an amendment to the Illinois Law, the rate freeze was extended through January 1, 2007. As a result of this extension through January 1, 2007, CIPS and Marketing Company expect to seek to renew or extend their power supply agreement and CILCO and AERG expect to seek to renew or extend their power supply agreement through January 1, 2007. A renewal or extension of the power supply agreements depend on compliance with regulatory requirements in effect at the time.

     The Illinois Law allows a utility to collect transition charges from customers that elect to move from bundled retail rates to market-based power and energy. Utilities have the right to collect applicable transition charges throughout the transition period that ends January 1, 2007 from customers that elect market-based power and energy. In the order authorizing the acquisition of CILCO by Ameren, the ICC required UE, CIPS and CILCO to eliminate transition charges in the period commencing June 2003, through at least May 2005. The non-recovery of transition charges is not expected to have a material impact on UE, CIPS or CILCO.

     The Illinois Law also contains a provision requiring that one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2006 be refunded to UE, CIPS and CILCO's Illinois customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5% of the two-year average of the Index, as defined in the Illinois Law. The Index is defined as the sum of the average for the twelve months ended

September 30 of the average monthly yields of the Treasury long-term average (25 years and above), plus 7% for both UE and CIPS and 11% for CILCO. CILCO, CIPS and UE's average rates of return on common equity for the two-year average at December 31, 2002 were 9%, 6% and 13%, respectively, as compared to the average Index of 18% for CILCO and 14% for CIPS and UE. No refunds to UE, CIPS or CILCO's Illinois customers are expected to be required for the period from April 1, 2002 through March 31, 2003. During the twelve months ended December 31, 1999, UE made excess earnings refunds of $2.1 million resulting from excess earnings during the period April 1, 2000 through March 31, 2001. During the twelve months ended December 31, 2000, UE made excess earnings refunds of $1.5 million from April 1, 2001 through March 31, 2002. These refunds were recorded as a reduction to Operating Revenues - Electric.

Illinois Gas

     In October 2003, the ICC issued an order awarding CILCO an increase in annual gas rates of $9 million and awarding CIPS and UE increases in annual gas rates of $7 million and $2 million, respectively. These new rates were effective in November 2003.

Missouri Gas

     In May 2003, UE filed a request with the MoPSC to increase annual rates for natural gas service by approximately $27 million. UE proposed to phase in the rate increases over two years, with one half of the increase taking effect December 1, 2003 and the other half taking effect November 1, 2004. UE also proposed not to seek additional increases in gas rates through November 1, 2006, subject to certain exceptions. The proposal also called for UE to contribute $1.75 million to an energy assistance program to help low-income customers. In October 2003, the MoPSC Staff and other parties to this proceeding filed direct testimony. The MoPSC Staff in its testimony recommended an increase in annual rates of approximately $11 million. In late October and early November 2003, the parties participated in a prehearing settlement conference and settlement discussions are continuing. A hearing in this proceeding is scheduled for January 2004 in the event a settlemnet is not reached and the MoPSC has until April 2004 to render a decision in this case.


NOTE 4 - Debt and Equity Financings

Ameren

     In August 2002, the SEC declared effective a shelf registration statement filed by Ameren covering the offering from time to time of up to $1.473 billion of various forms of securities including long-term debt and trust preferred and equity securities. In 2002, Ameren issued approximately $338 million of securities pursuant to the shelf registration statement.

     In the first quarter of 2003, Ameren issued, pursuant to the shelf registration statement, 6.325 million shares of its common stock at $40.50 per share. Ameren received net proceeds, after fees, of $248 million, which were used to fund the remaining cash portion of the purchase price for its acquisition of CILCORP. See Note 2 - Acquisitions for further information. At September 30, 2003, the amount of securities remaining available for issuance pursuant to the shelf registration statement was $879 million. Ameren may sell all, or a portion of, the remaining securities registered under the shelf registration statement if warranted by market conditions and capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

     The acquisitions of CILCORP on January 31, 2003 and Medina Valley on February 4, 2003 included the assumption by Ameren of CILCORP and Medina Valley debt and preferred stock at closing of $895 million. The assumed debt primarily consisted of $250 million 9.375% senior notes due 2029, $225 million 8.7% senior notes due 2009, a $100 million secured floating rate term loan due 2004, other secured indebtedness totaling $279 million and preferred stock of $41 million.

     In July 2003, Ameren entered into two new revolving credit facilities aggregating $470 million to be used for general corporate purposes including support of our commercial paper programs. The $470 million in new facilities includes a $235 million 364-day revolving credit facility and a $235 million three-year revolving credit facility. These new credit facilities replaced Ameren's existing $270 million 364-day revolving credit facility, which matured in July 2003, and a $200 million facility, which would have matured in December 2003. The new credit facilities contain provisions which require us to meet minimum ERISA funding requirements for our pension plan. The prior credit facilities included more restrictive provisions related to the funded status of our pension plan, which are not present in the new facilities. Ameren also has a $130 million multi-year credit facility which includes the ERISA-related provisions that have been modified to conform to the provisions in the two new revolving credit facilities. As a result, for any of our credit facilities that contain provisions related to pension funding, we are now only required to meet all of the minimum ERISA funding rules. At September 30, 2003, all of such borrowing capacity under these facilities was available.

     The following table presents the amortization of debt issuance costs and any premium or discounts included in interest expense in the Statement of Income for the three and nine months ended September 30, 2003 and 2002:

   =================================================================================================================
                                                                    Three Months                 Nine Months
   -----------------------------------------------------------------------------------------------------------------
                                                                 2003          2002          2003           2002
                                                                 ----          ----          ----           ----
   Ameren(a)...............................................     $  3           $  2          $  8         $   6
   UE......................................................        1              1             3             3
   CIPS....................................................        1              -             1             1
   Genco...................................................        -              -             1             1
   CILCORP(b) .............................................        1              -             1             -
   CILCO...................................................        -              -             -             -
   ================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003 and  includes  amounts for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  2002 amounts represent predecessor  information.  2003 amounts include
          January  2003  predecessor   information  which  were  zero.   CILCORP
          consolidates  CILCO  and  therefore  includes  CILCO  amounts  in  its balances.


     At September 30, 2003, neither Ameren, nor any of its subsidiaries, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.

     At September 30, 2003, the Ameren Companies were in compliance with all material financial agreement provisions and covenants.

UE

     In August 2002, the SEC declared effective a shelf registration statement filed by UE covering the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities.

     In March 2003, UE issued, pursuant to the August 2002 shelf registration statement, $184 million of 5.50% Senior Secured Notes due March 15, 2034. UE received net proceeds, after fees, of $180 million, which along with other funds, were used in April 2003 to redeem $104 million principal amount of outstanding 8.25% first mortgage bonds due October 15, 2022, at a redemption price of 103.61% of par, plus accrued interest, and to repay short-term debt incurred to pay at maturity $75 million principal amount of 8.33% first mortgage bonds that matured in December 2002.

     In April 2003, UE issued, pursuant to the August 2002 shelf registration statement, $114 million of 4.75% Senior Secured Notes due April 1, 2015. UE received net proceeds, after fees, of $113 million, which along with other funds were used in May 2003 to redeem $85 million principal amount of outstanding 8.00% first mortgage bonds due December 15, 2022, at a redemption price of 103.38% of par, plus accrued interest, and to reduce short-term debt.

     In July 2003, UE issued, pursuant to the August 2002 shelf registration statement, $200 million of 5.10% Senior Secured Notes due August 1, 2018. UE received net proceeds, after fees, of $198 million, which along with other funds were used to repay short-term debt incurred to fund the maturity of $100 million principal amount 7.65% first mortgage bonds due July 15, 2003 and to repay $21 million of other short-term debt. The remaining proceeds were used in August 2003 to redeem $75 million principal amount of outstanding 7.15% first mortgage bonds due August 1, 2023 at a redemption price of 103.01% of par, plus accrued interest.

     In September 2003, the SEC declared effective another shelf registration statement filed by UE in August 2003, covering the offering from time to time of up to $1 billion of various forms of long-term debt and trust preferred securities. The $79 million of securities which remained available for issuance under the August 2002 shelf registration is included in the $1 billion of securities available to be issued under this shelf registration statement.

     In October 2003, UE issued, pursuant to the September 2003 shelf registration statement, $200 million of 4.65% Senior Secured Notes due October 1, 2013. UE received net proceeds, after fees, of $198 million, which were used to repay outstanding short-term debt.

     UE may sell all, or a portion of, the remaining securities registered under the September 2003 shelf registration statement if warranted by market conditions and capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder. At October 31, 2003, the amount remaining under the September 2003 shelf registration statement was $800 million.

     In April 2003, UE entered into an additional 364-day committed credit facility totaling $75 million to be used for general corporate purposes including support of its commercial paper program. This facility makes borrowings available at various interest rates based on LIBOR, agreed rates and other options. CIPS and CILCO can access this facility through the utility money pool.

CIPS

     In March 2003, CIPS repaid $5 million principal amount of its 6.99% Series 97-1 first mortgage bonds on their maturity date. In April 2003, CIPS repaid $40 million principal amount of its 6.375% Series Z first mortgage bonds on their maturity date and also redeemed at par, its $50 million 7.50% Series X first mortgage bonds due July 1, 2007. All redemptions and repayments were made with available cash and borrowings from the money pool.

CILCORP

     In conjunction with Ameren's acquisition of CILCORP, CILCORP's long-term debt amounts have been adjusted to fair value. The recording of fair value related adjustments resulted in an increase of $71 million related to CILCORP's 9.375% senior notes due 2029 and $40 million to its 8.7% senior notes due 2009. Amortization related to these fair value adjustments was approximately $2 million for the three months and $5 million for the eight months ended September 30, 2003. The amortization was included in interest expense in the Statement of Income for Ameren and CILCORP.

     In September 2003, CILCORP repurchased, prior to maturity, $13 million principal amount of its 9.375% senior notes and $27 million principal amount of its 8.7% senior notes. These repurchases resulted in a reduction of the fair value write-up of $8 million in aggregate. CILCORP repurchased these notes through a direct loan from Ameren.

CILCO

     In February 2003, CILCO repaid $25 million principal amount of its 6.82% series medium-term notes on their maturity date. In April 2003, three series of CILCO's first mortgage bonds were redeemed prior to maturity. These redemptions included CILCO's $65 million principal amount 8.20% series due January 15, 2022 at a redemption price of 103.29%, and two 7.8% series totaling $10 million principal amount due February 9, 2023 at a redemption price of 103.90%. In August 2003, CILCO repaid two bank loans totaling $5 million prior to their scheduled maturity dates. In July 2003, preferred stock was reduced by $1 million as a result of a mandatory sinking fund provision. All redemptions and repayments were made with available cash and borrowings from the money pool.

Medina Valley

     In June 2003, Medina Valley repaid, prior to maturity, with funds borrowed from the non-state regulated money pool, a $36 million secured term loan with an effective interest rate of 7.65% and terminated two related interest rate swaps. This repayment eliminated the outstanding bank debt at Medina Valley.

NOTE 5 - Other Income and Deductions

     The following table presents Other Income and Deductions for the three and nine months ended September 30, 2003 and 2002:

   ===================================================================================================================
                                                             Three Months                      Nine Months
   -------------------------------------------------------------------------------------------------------------------
                                                         2003            2002            2003             2002
                                                         ----            ----            ----             ----
   Ameren(a)
   Miscellaneous income:
      Interest and dividend income................      $   1           $   4          $   2            $   6
      Gain on disposition of property ............          -               -              -                3
      Allowance   for  equity   funds  used  during
        construction..............................          1               1              2                3
      Other.......................................          2               1             12                4
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.....................      $   4           $   6          $  16            $  16
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Minority interest in subsidiary.............      $  (1)          $  (2)         $  (6)           $ (13)
      Donations, including 2002 rate settlement...          -               -              -              (26)
      Other.......................................         (2)             (1)            (8)              (7)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense....................      $  (3)          $  (3)         $ (14)           $ (46)
   ===================================================================================================================

   ===================================================================================================================
   UE
   Miscellaneous income:
      Interest and dividend income................      $   1           $   -          $   1            $   2
      Equity in earnings of subsidiary............          1               1              6               13
      Gain on disposition of property.............          -               -              -                3
      Allowance   for  equity   funds  used  during
        construction..............................          1               1              1                3
      Other.......................................          2               -              6                6
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.....................      $   5           $   2          $  14            $  27
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Donations, including 2002 rate settlement...      $   -           $   -          $   -            $ (26)
      Other.......................................         (2)             (1)            (5)              (6)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense....................      $  (2)          $  (1)         $  (5)           $ (32)
   ===================================================================================================================

   ===================================================================================================================
   CIPS
   Miscellaneous income:
      Interest and dividend income................      $   7           $   8          $  21            $  24
      Other.......................................          -               -              -                1
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.....................      $   7           $   8          $  21            $  25
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Other.......................................      $   -           $   -          $  (2)           $  (1)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense....................      $   -           $   -          $  (2)           $  (1)
   -------------------------------------------------------------------------------------------------------------------
   Genco
   Miscellaneous income:
      Other.......................................       $  -           $   -          $   2            $   -
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.....................       $  -           $   -          $   2            $   -
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Other.......................................       $  -           $  (1)         $   -            $  (1)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense....................       $  -           $  (1)         $   -            $  (1)
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
                                                             Three Months                      Nine Months
   -------------------------------------------------------------------------------------------------------------------
                                                         2003            2002            2003             2002
                                                         ----            ----            ----             ----
   CILCORP(b)
   Miscellaneous income:
      Other.......................................       $  -           $   -           $   -            $   2
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.....................       $  -           $   -           $   -            $   2
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Company-owned life insurance................       $ (1)          $   -           $  (1)           $  (1)
      Other.......................................         (1)              -              (2)              (1)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense....................       $ (2)          $   -           $  (3)           $  (2)
   ===================================================================================================================

   ===================================================================================================================
   CILCO
   Miscellaneous income:
      Other ......................................       $  -           $   -           $   1            $   1
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.....................       $  -           $   -           $   1            $   1
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Company-owned life insurance................       $ (1)          $   -           $  (1)           $  (1)
      Other.......................................         (1)              -              (3)              (1)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense....................       $ (2)          $   -           $  (4)           $  (2)
   ===================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003 and  includes  amounts for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  2002  amounts   represent   predecessor   information.   January  2003
          predecessor   amounts  were  zero.  CILCORP   consolidates  CILCO  and
          therefore includes CILCO amounts in its balances.


NOTE 6 - Derivative Financial Instruments

Cash Flow Hedges

     The following table presents balances in certain accounts for cash flow hedges as of September 30, 2003:

   ===================================================================================================================
                                                Ameren(a)      UE       CIPS      Genco         CILCORP        CILCO
   -------------------------------------------------------------------------------------------------------------------
   Balance Sheet:
      Other assets.............................  $  15        $  7      $  -      $  1           $   -         $   6
      Other deferred credits and liabilities...     11           4         4         -               -             3

      Accumulated OCI:
      Power forwards(b)........................      1           -         -         -               -             -
      Interest rate swaps(c)...................      5           -         -         5               -             -
      Gas swaps and future contracts(d)........    (14)         (3)       (3)        -              (4)           (4)
      Call options(e)..........................      6           6         -         -               -             -
   ===================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003 and  includes  amounts for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  Represents  the  mark-to-market   value  for  the  hedged  portion  of
          electricity  price exposure for periods  generally less than one year.
          Certain  contracts  designated as hedges of electricity price exposure have terms up to five years.
     (c)  Represents a gain  associated  with  interest rate swaps at Genco that were a partial hedge of the interest rate on debt issued in June 2002.
          The  swaps  cover  the  first  ten  years of debt  that has a  30-year maturity and the gain in OCI is amortized over a ten-year  period that began in June 2002.
     (d)  Represents  a loss  associated  with  natural  gas  swaps  and  future
          contracts.   The  swaps  are  a  partial  hedge  of  our  natural  gas
          requirements through October 2006.
     (e)  Represents the  mark-to-market  gain of two call options accounted for as cash flow hedges for coal held with two suppliers. These options to purchase coal expire in October 2003 and July 2005. The final value of the options  will be  recognized  as a reduction  in fuel costs as the hedged coal is burned.

     The pretax net gain or loss on power forward derivative instruments included in Other Income and Deductions, at UE and Genco, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, totaled less than a $1 million gain for the three months ended September 30, 2003 (2002 - $4 million loss) and less than a $1 million loss for the nine months ended September 30, 2003 (2002 - $4 million loss).

Other Derivatives

     The following table represents the net change in market value of option transactions, which are used to manage our positions in sulfur dioxide allowances, coal, heating oil and electricity. Certain of these transactions are treated as non-hedge transactions under SFAS 133. The net change in the market value of sulfur dioxide options is recorded in Operating Revenues - Electric, while the net change in the market value of coal, heating oil and electricity options is recorded as Operating Expenses - Fuel and Purchased Power in the Statement of Income.

   ===================================================================================================================
                                                                   Three Months                 Nine Months
   -------------------------------------------------------------------------------------------------------------------
   Gains (Losses)(a):                                            2003         2002          2003            2002
                                                                 ----         ----          ----            ----
        Sulfur dioxide options -
          Ameren(b)........................................     $  -         $   1         $   1           $   2
          UE...............................................       (1)            1            (1)              2
          CIPS.............................................        -             -             -               -
          Genco............................................        1             -             2               -
          CILCORP(c).......................................        -             -             -               -
          CILCO............................................        -             -             -               -

        Coal options -
          Ameren(b)........................................        -             -             1               1
          UE...............................................        1             -             1               1
          CIPS.............................................        -             -             -               -
          Genco............................................        -             -             -               -
          CILCORP(c).......................................        -             -             -               -
          CILCO............................................        -             -             -               -
   ===================================================================================================================
     (a)  Heating oil and electricity options gains and losses were less than $1 million for all periods shown above.
     (b)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003 and  includes  amounts for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (c)  2002  amounts   represent   predecessor   information.   January  2003
          predecessor   amounts  were  zero.  CILCORP   consolidates  CILCO  and
          therefore includes CILCO amounts in its balances.


NOTE 7 - Related Party Transactions

     The Ameren Companies have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of gas and power purchases and sales, services received or rendered, borrowings and lendings. Transactions between affiliates are reported as intercompany transactions on their financial statements, but are eliminated in consolidation for Ameren's financial statements and include the material agreements below.

Electric Power Supply Agreements

     Under two electric power supply agreements, Genco is obligated to supply to Marketing Company, and Marketing Company, in turn, is obligated to supply to CIPS, all of the energy and capacity needed by CIPS to offer service for resale to its native load customers at rates specified by the ICC and to fulfill CIPS' other obligations under all applicable federal and state tariffs or contracts. Any power not used by CIPS is sold by Marketing Company under various long-term wholesale and retail contracts. For native load, CIPS pays an annual capacity charge per megawatt (the greater of its forecasted peak demand or actual demand), plus an energy charge per megawatt-hour to Marketing Company. For fixed-price retail customers outside of the tariff, CIPS pays Marketing Company the price it receives under these contracts. The fees paid by CIPS to Marketing Company for native load and fixed-price retail customers and any other sales by Marketing Company under various long-term wholesale and retail contracts are passed through to Genco. In addition, under the power supply agreement between Genco and Marketing Company, Genco bears all generation related operating risks, including plant performance, operations, maintenance, efficiency, employee retention and other matters. There are no guarantees, bargain purchase options or other terms that may convey to CIPS the right to use the property and plant of Genco. The agreement between CIPS and Marketing Company expires on December 31, 2004. The agreement between Genco and Marketing Company can be terminated by either party upon at least one year's notice, but may not be terminated prior to December 31, 2004. CIPS and Marketing Company plan to pursue a renewal or extension of their agreement through December 31, 2006. A renewal or extension of this agreement will depend on compliance with regulatory requirements in effect at the time. This extension has been authorized by the ICC in its order approving Ameren's acquisition of CILCORP and CILCO.

     On October 3, 2003, in conjunction with CILCO's transfer to AERG of substantially all of its generating assets, AERG entered into an electric power supply agreement with CILCO to supply it sufficient power to meet its native load requirements. CILCO pays a monthly capacity charge per megawatt based on CILCO's system capacity requirements, plus an energy charge per megawatt-hour. This agreement expires on December 31, 2004. AERG and CILCO plan to pursue an extension of the power supply agreement through December 31, 2006. A renewal or extension of this agreement will depend on compliance with regulatory requirements in effect at the time. The ICC authorized this extension in its order approving Ameren's acquisition of CILCORP and CILCO. Also in conjunction with CILCO's generating asset transfer, a bilateral power supply agreement was entered into between AERG and Marketing Company. This agreement provides for AERG to sell excess power to Marketing Company for sales outside the CILCO control area, and also allows Marketing Company to sell power to AERG to fulfill CILCO's native load requirements.

     CILCO had a power purchase agreement with CIPS for the purchase of 100 megawatts of capacity and firm energy for the months of January and June through September 2003 and 2002. This power was supplied by Genco through Marketing Company, CIPS and Genco electric power supply agreements discussed above.

     UE and CIPS are parties to a power supply agreement with EEI to purchase and sell capacity and energy. This agreement expires on December 31, 2005. Under a separate agreement which expires on December 31, 2005, CIPS resold its entitlements under the power supply agreement with EEI to Marketing Company.

     UE has a 150 megawatt power supply agreement with Marketing Company which expires December 31, 2005. UE also had a one year 450 megawatt power supply agreement with Marketing Company which expired in May 2002 and another one year 200 megawatt power supply agreement with Marketing Company which expired in May 2003. Power supplied by Marketing Company to UE through these agreements was obtained from Genco.

Joint Dispatch Agreement

     UE and Genco jointly dispatch electric generation under an amended joint dispatch agreement. Under the agreement, each affiliate is required to serve their load requirements from their own generation first, and then allowed access to any available generation from their affiliate. The joint dispatch agreement can be terminated by either party by giving one year's notice beginning January 1, 2004.

Agency Agreements

     Any excess generation not used by UE or Genco through the joint dispatch agreement is sold to third parties through Ameren Energy, serving as each affiliate's agent. Ameren Energy also acts as agent on behalf of UE and Genco to purchase power when they require it.

     Pending SEC approval, there will be an agency agreement between AERG and Marketing Company that authorizes Marketing Company, on behalf of AERG, to sell AERG's excess generation, or purchase power when needed to supply AERG customers.

Executory Tolling, Gas Sales and Transportation Agreements

     Under an executory tolling agreement, CILCO purchases steam, chilled water and electricity from Medina Valley. In connection with this agreement, Medina Valley purchases gas from AFS under a fuel supply and services agreement. Prior to September 2003, Medina Valley purchased gas from CESI and gas transportation from CILCO.

     Under a special contract rate, gas transportation agreement, Genco acquires gas transportation service from UE for its Columbia, Missouri generating facility. This agreement expires in February 2016.

Support Services Agreements

     Costs of support services provided by Ameren Services, Ameren Energy and AFS to their affiliates, including wages, employee benefits, professional services and other expenses are based on, or are an allocation of, actual costs incurred.

Money Pools

Utility

     UE, CIPS and CILCO have the ability to borrow from Ameren and each other through a utility money pool agreement. In September 2003, CILCO received the final required regulatory approval necessary for its participation in the utility money pool. In October 2003, AERG also received the required regulatory approval necessary to participate in the utility money pool. Ameren Services administers the utility money pool and tracks internal and external funds separately. Ameren Services also participates in the utility money pool. Ameren and AERG may only participate in the utility money pool as a lender. Internal funds are surplus funds contributed to the utility money pool from participants. The primary source of external funds for the utility money pool is the UE commercial paper program. Through the utility money pool, the pool participants can access committed credit facilities at Ameren which totaled $600 million at September 30, 2003. These facilities are in addition to UE's $157 million, CIPS' $15 million and CILCO's $60 million in committed credit facilities. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings by their affiliates, but increased to the extent the pool participants have surplus funds or other external sources are used to increase the available amounts. The availability of funds is also determined by funding requirement limits established by the SEC under PUHCA. UE, CIPS, CILCO and Ameren Services rely on the utility money pool to coordinate and provide for certain short-term cash and working capital requirements. Borrowers receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the three months ended September 30, 2003 was 1.02% (2002
- 1.73%) and for the nine months ended September 30, 2003 was 1.17% (2002 - 1.75%).

Non-State Regulated

     Genco and other non-state regulated Ameren subsidiaries have the ability to borrow up to $600 million in total from Ameren through a non-state regulated subsidiary money pool agreement. However, the total amount available to the pool participants at any time is reduced by the amount of borrowings from Ameren by its subsidiaries and is increased to the extent other pool participants advance surplus funds to the non-state regulated subsidiary money pool, or external sources are used to increase the available amounts. At September 30, 2003, $600 million was available through the non-state regulated subsidiary money pool, excluding additional funds available through excess cash balances. The non-state regulated subsidiary money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-state regulated activities and is administered by Ameren Services. Borrowers receiving a loan under the non-state regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state regulated subsidiary money pool. These rates are based on the cost of funds used to fund money pool advances. Ameren and CILCORP are authorized to act only as lenders to the non-state regulated subsidiary money pool. In October 2003, AERG received the required regulatory approval necessary to participate in the non-state regulated subsidiary money pool. The average interest rate for borrowing under the non-state regulated subsidiary money pool for the three months ended September 30, 2003 was 8.84% (2002 - 8.84%) and for the nine months ended September 30, 2003 was 8.84% (2002 - 7.18%).

     CILCORP has been granted authority by the SEC under PUHCA to borrow up to $250 million directly from Ameren in a separate arrangement unrelated to the money pools.

Operating Lease

     Under an operating lease agreement, Genco is leasing certain combustion turbine generating units at a Joppa, Illinois site to its parent, Development Company. Under an electric power supply agreement with Marketing Company, Development Company supplies the capacity and energy from these leased units to Marketing Company, which in turn supplies the energy to Genco.

UE

     The following tables present the impact of related party transactions on UE's Statement of Income and Balance Sheet based primarily on the agreements discussed above:

   ===================================================================================================================
   Statement of Income:                                       Three Months                     Nine Months
   -------------------------------------------------------------------------------------------------------------------
                                                          2003            2002            2003             2002
                                                          ----            ----            ----             ----
   Operating revenues from affiliates:
        Power supply agreement with EEI..........        $   4           $   6           $   5            $   9
        Joint dispatch agreement with Genco.........        23              15              79               49
        Agency agreement with Ameren Energy.........        44              37             155              131
        Gas transportation agreement with Genco.....         -               -               1                1
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues...................      $  71           $  58           $ 240            $ 190

   Fuel and purchased power expenses from affiliates:
        Power supply agreements:
          EEI.......................................     $  15           $  14           $  43            $  40
          Marketing Company.........................         2               7               7               14
        Joint dispatch agreement with Genco.........        13              15              31               33
        Agency agreement with Ameren Energy.........        14              21              42               88
    ------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses.....     $  44           $  57           $ 123            $ 175

   Other operating expenses:
        Support service agreements:
          Ameren Services...........................     $  40           $  43           $ 126            $ 123
          Ameren Energy.............................         8               9              18               27
          AFS.......................................         1               1               5                3
   -------------------------------------------------------------------------------------------------------------------
          Total other operating expenses............     $  49           $  53           $ 149            $ 153

   Interest expense:
   Borrowings related to money pool.................     $   -           $   -           $   2            $   1
   ===================================================================================================================

   ===================================================================================================================
   Balance Sheet:                                             September 30, 2003              December 31,2002
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable......           $    25                      $     25
   Liabilities:
        Accounts payable and wages payable...............           $    57                      $    103
        Borrowings from money pool.......................               230                            15
   ===================================================================================================================

CIPS

     The following tables present the impact of related party transactions on CIPS' Statement of Income and Balance Sheet based primarily on the agreements discussed above:


   ===================================================================================================================
   Statement of Income:                                       Three Months                     Nine Months
   -------------------------------------------------------------------------------------------------------------------
                                                          2003            2002            2003             2002
                                                          ----            ----            ----             ----
   Operating revenues from affiliates:
        Power supply agreements:
          Marketing Company.........................      $  7           $   7           $  22            $  20
          CILCO.....................................         6               5               8                7
   ------------------------------------------------------------------------------------------------------------------
        Total revenues..............................      $ 13           $  12           $  30            $  27

   Fuel and purchased power expenses from affiliates:
        Power supply agreements:
          Marketing Company.........................      $ 90           $ 111           $ 243            $ 304
          EEI.......................................         7               6              22               19
   ------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses.....      $ 97           $ 117           $ 265            $ 323

   Other operating expenses:
        Support service agreements:
          Ameren Services...........................      $ 13           $  15           $  42            $  46
          AFS.......................................         -               -               1                1
    -----------------------------------------------------------------------------------------------------------------
         Total other operating expenses.............      $ 13           $  15           $  43            $  47

   Interest expense (income):
        Note receivable from Genco..................      $  7           $   7           $  21            $  23
        Borrowings (advances) related to money
          pool......................................      $  -           $   -           $   -            $  (1)
   ===================================================================================================================

   ===================================================================================================================
   Balance Sheet:                                              September 30, 2003            December 31,2002
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable.........        $   11                     $     12
        Advances to money pool...............................            -                           16
        Promissory note receivable from Genco(a).............          373                          419
        Tax receivable from Genco............................          166                          175
   Liabilities:
        Accounts payable and wages payable...................       $   76                     $     63
        Borrowings from money pool...........................           23                            -
   ===================================================================================================================
     (a)  Amount  includes  current  portion of $49 million as of September  30,
          2003 (December 31, 2002 - $46 million).

                                       44

Genco

     The following tables present the impact of related party transactions on Genco's Statement of Income and Balance Sheet based primarily on the agreements discussed above:


   ===================================================================================================================
   Statement of Income:                                       Three Months                     Nine Months
   -------------------------------------------------------------------------------------------------------------------
                                                          2003           2002             2003             2002
                                                          ----           ----             ----             ----
   Operating revenues from affiliates:
        Power supply agreements:
          Marketing Company.........................    $   177        $  177           $  477          $   472
          EEI.......................................          3             3                4                4
        Joint dispatch agreement with UE............         13            15               31               33
        Agency agreement with Ameren Energy.........         19            10               73               43
        Operating lease with Development Company....          3             3                8                8
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues ...................    $   215        $  208           $  593          $   560

   Fuel and purchased power expenses from affiliates:
        Joint dispatch agreement with UE............    $    23        $   15           $   79          $    50
        Agency agreement with Ameren Energy.........          7             7               22               24
        Power purchase agreement with Marketing
          Company...................................          1             1                1                1
        Gas transportation agreement with UE........          -             -                1                1
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses.....    $    31        $   23           $  103          $    76

   Other operating expenses:
        Support service agreements:
          Ameren Services...........................    $     5        $    4           $   14          $    14
          Ameren Energy.............................          4             4                9               13
          AFS.......................................          1             -                2                1
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses..............    $    10        $    8           $   25          $    28

   Interest expense:
        Borrowings related to money pool............    $     4        $    -           $   12          $     5
        Note payable to CIPS........................    $     7        $    7           $   21          $    23
        Note payable to Ameren......................    $     1        $    1           $    2          $     2
   ===================================================================================================================


   ===================================================================================================================
   Balance Sheet:                                              September 30, 2003           December 31, 2002
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable..........      $  134                       $    68
   Liabilities:
        Accounts payable and wages payable...................      $   42                       $    32
        Interest payable.....................................           7                             7
        Promissory note payable to CIPS(a)...................         373                           419
        Promissory note payable to Ameren(b).................          38                            42
        Tax payable to CIPS..................................         166                           175
        Borrowings from money pool...........................         177                           191
   ===================================================================================================================
     (a)  Amount  includes  current  portion of $49 million as of September  30,
          2003 (December 31, 2002 - $46 million).
     (b)  Amount includes current portion of $4 million as of September 30, 2003
          (December 31, 2002 - $4 million).

                                      45

CILCORP

     The following tables present the impact of related party transactions on CILCORP's Statement of Income and Balance Sheet based primarily on the agreements discussed above:

   ===================================================================================================================
   Statement of Income(a)(b):                                 Three Months                     Nine Months
   -------------------------------------------------------------------------------------------------------------------
                                                          2003            2002            2003             2002
                                                          ----            ----            ----             ----
   Operating revenues from affiliates:
        Fuel supply and services agreement with
          Medina Valley.............................     $   3           $   3           $  12            $  11
   -------------------------------------------------------------------------------------------------------------------
        Total revenues..............................     $   3           $   3           $  12            $  11

   Fuel and purchased power expenses from affiliates:
        Executory tolling agreement with Medina
          Valley....................................     $   7           $   6           $  22            $  18
        Power purchase agreement with CIPS..........         1               -               1                -
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses.....     $   8           $   6           $  23            $  18

   Other operating expenses:
        Support services agreements:
          Ameren Services...........................     $   6           $   -           $   7            $   -
          AFS.......................................         -               -               1                -
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses..............     $   6           $   -           $   8            $   -

   Interest expense:
        Note payable to Ameren......................     $   -           $   -           $   -            $   -
        Borrowings related to money pool............     $   -           $   -           $   -            $   -
   ===================================================================================================================
     (a)  2002 amounts represent predecessor  information.  2003 amounts include
          January  2003  predecessor  information  which  included $2 million in operating  revenues and $3 million in purchased power  associated with the agreement with Medina Valley.
     (b)  CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.



   ===================================================================================================================
   Balance Sheet(a):                                           September 30, 2003           December 31, 2002
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable ........        $   3                        $   2
   Liabilities:
        Accounts payable.....................................       $  19                        $   3
        Note payable to Ameren...............................          31                            -
        Borrowings from money pool...........................         109                            -
   ===================================================================================================================
     (a)  CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

CILCO

     The following tables present the impact of related party transactions on CILCO's Statement of Income and Balance Sheet based primarily on the various agreements discussed above:


   ===================================================================================================================
   Statement of Income(a):                                    Three Months                     Nine Months
   -------------------------------------------------------------------------------------------------------------------
                                                          2003            2002            2003             2002
                                                          ----            ----            ----             ----
   Fuel and purchased power expenses from affiliates:
        Executory tolling agreement with Medina
          Valley....................................     $   7           $   6           $  22            $  18
        Power purchase agreement with CIPS..........         1               -               1                -
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses.....     $   8           $   6           $  23            $  18

   Other operating expenses:
        Support services agreements:
          Ameren Services...........................     $   6           $   -           $   7            $   -
          AFS.......................................         -               -               1                -
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses..............     $   6           $   -           $   8            $   -
   -------------------------------------------------------------------------------------------------------------------

   Interest expense:
        Borrowings related to money pool............     $   -           $   -           $   -            $   -
   ===================================================================================================================
     (a)  2002 amounts represent predecessor  information.  2003 amounts include
          January  2003  predecessor  information  which  included $2 million in operating  revenues and $3 million in purchased power  associated with the agreement with Medina Valley.


   ===================================================================================================================
   Balance Sheet:                                              September 30, 2003           December 31, 2002
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable.........        $   1                         $   -
   Liabilities:
        Accounts payable ....................................       $  26                         $   3
        Borrowings from money pool...........................         109                             -
   ===================================================================================================================

NOTE 8 - Commitments and Contingencies

Environmental Matters

     In June 2000, the EPA notified UE and numerous other companies that former landfills and lagoons in Sauget, Illinois, may contain soil and groundwater contamination. One of these sites is known as Sauget Area 1. In September 2000, the DOJ was granted leave by the United States District Court - Southern
District of Illinois to add numerous additional parties, including UE, to a pre-existing lawsuit between the government and others relating to Sauget Area
1. The government seeks recovery of response costs under the CERCLA (Superfund) incurred in connection with the remediation of Sauget Area 1. In September 2003, UE and the DOJ agreed to the terms of a stipulation that calls for the dismissal of UE from the litigation. As a part of the stipulation, the government reserves the right to refile its claim in the event that evidence is discovered that UE contributed to the environmental conditions at issue. UE does not believe that it is responsible for the environmental contamination at Sauget Area 1.

     In October 2003, the EPA finalized regulations revising the NSR programs under the Clean Air Act, including the routine maintenance, repair and replacement exclusions to those programs. The regulations define categories of construction projects that are exempt from stringent permitting requirements and provide greater regulatory certainty as to when pollution control technologies must be installed at a facility. The regulations are controversial and a number of states, including Illinois where many of our generating facilities are located, and environmental groups have challenged the regulations. Unless a stay is issued, the regulations will become effective as of December 26, 2003. During the Clinton Administration, the EPA and the DOJ initiated enforcement actions against various utilities for alleged violations of the

NSR programs. None of the Ameren Companies have been named in those enforcement actions. It is uncertain whether additional enforcement actions will be filed following the effective date of the NSR regulations.

     In April 2002, the EPA proposed rules under the Clean Water Act that require that cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts. These rules pertain to existing generating facilities that currently employ a cooling water intake structure whose flow exceeds 50 million gallons per day. Originally, final action on the proposed rules was expected by August 2003. Final action is now expected by February 2004. The proposed rule may require us to install additional intake screens or other protective measures, as well as extensive site specific study and monitoring requirements. There is also the possibility that the proposed rules may lead to the installation of cooling towers on some of our facilities. Our compliance costs associated with the final rules are unknown, but could be material.

Asbestos-Related Litigation

     Ameren, UE, CIPS, Genco and CILCO have been named, along with numerous other parties, in a number of lawsuits which have been filed by certain plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The number of total defendants named in each case is significant with as many as 110 parties named in a case to as few as six. However, the average number of parties is 60 in the cases that are currently pending.

     The claims filed against Ameren, UE, CIPS, Genco and CILCO allege injury from asbestos exposure during the plaintiffs' activities at our electric generating plants. In the case of CIPS, its former plants are now owned by Genco, and in the case of CILCO, most of its former plants are now owned by AERG. Each lawsuit seeks unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants.

     Since the filing of the Ameren Companies' Form 10-Qs for the quarterly period ended June 30, 2003, nine additional lawsuits have been filed against Ameren, UE and CIPS, mostly in the Circuit Court of Madison County, Illinois and two cases have been settled. The following table presents the status of the asbestos-related lawsuits that have been filed against the Ameren Companies as of October 31, 2003:


   ===================================================================================================================
                                                               Specifically Named as Defendant
                                               -----------------------------------------------------------------------
                                    Total(a)     Ameren        UE          CIPS           Genco           CILCO
   -------------------------------------------------------------------------------------------------------------------
   Filed..........................     173     |    14         116           66              2               13
   Settled........................      19     |     -          13            8              -                1
   Dismissed......................      63     |     -          48           20              -                1
   Pending........................      91     |    14          55           38              2               11
   ===================================================================================================================
     (a)  Addition of the numbers in the  individual  columns does not equal the total  column  because  some  of the  lawsuits  name  multiple  Ameren entities as defendants.

     Ameren, UE, CIPS, Genco and CILCO believe that the final disposition of these proceedings will not have a material adverse effect on their financial position, results of operations or liquidity.


NOTE 9 - Stockholders' Equity

Paid-In Capital

     Ameren's paid-in capital increased by $325 million at September 30, 2003, as compared to December 31, 2002, as a result of the issuance of 6.325 million common shares in the first quarter of 2003 and common shares issued during the first nine months of 2003 related to its benefit plan and its dividend reinvestment and stock purchase plan.

     CILCORP's paid-in capital decreased by $30 million as a result of Ameren's acquisition of CILCORP in January 2003 in order to reflect Ameren's equity in CILCORP. See Note 2 - Acquisitions for further information.

Other Comprehensive Income

     Comprehensive income includes net income as reported on the Consolidated Statements of Income and all other changes in common stockholders' equity, except those resulting from transactions with common stockholders. A reconciliation of net income to comprehensive income for the three months and nine months ended September 30, 2003 and 2002 is shown below for the Ameren
Companies:


   ===================================================================================================================
                                                                    Three Months                  Nine Months
   -------------------------------------------------------------------------------------------------------------------
                                                                2003          2002            2003           2002
                                                                ----          ----            ----           ----
   Ameren(a)
   Net income...........................................       $  275        $  240        $    486        $   414
   Unrealized gain (loss) on derivative hedging
     instruments, net of taxes of $ (1), $ 3, $ (3), $ 4...        (3)            3              (8)             4
   Reclassification adjustments  for gains (losses)
     included in net income, net of taxes of $ -, $ -, $(1),
     $ (2).................................................         -             1              (2)            (2)
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes...........    $  272        $  244        $    476        $   416
   ===================================================================================================================

   ===================================================================================================================
   UE
   Net income..............................................    $  225        $  206        $    400        $   364
   Unrealized gain (loss) on derivative hedging
     instruments, net of taxes of $ (1), $ 2, $ (2), $ 3...         -             2              (2)             4
   Reclassification adjustments for gains (losses) included
     in net income, net of taxes of $ -, $ -, $ -, $ (1)...         -             1              (1)            (1)
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes...........    $  225        $  209        $    397        $   367
   ===================================================================================================================

   ===================================================================================================================
   CIPS
   Net income..............................................    $   26        $   24        $     31        $    34
   Unrealized gain (loss) on derivative hedging
     instruments, net of taxes of $ -, $ -, $ (1), $ -.....        (1)            -              (3)             -
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes...........    $   25        $   24        $     28        $    34
   ===================================================================================================================

   ===================================================================================================================
   Genco
   Net income..............................................    $   17        $   15        $     65        $    31
   Unrealized gain (loss) on derivative hedging
     instruments, net of taxes of $ -, $ 1, $ -, $ -.......        (1)            1              (1)             -
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes...........    $   16        $   16        $     64        $    31
   ===================================================================================================================

   ===================================================================================================================
   CILCORP(b)
   Net income..............................................    $   11        $   23        $     23        $    29
   Unrealized gain (loss) on derivative hedging
     instruments, net of taxes of $ -, $ -, $ (1), $ 3.....        (3)            1              (4)             6
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes...........    $    8        $   24        $     19        $    35
   ===================================================================================================================

   ===================================================================================================================
   CILCO
   Net income..............................................    $   15        $   29        $     55        $    47
   Unrealized gain (loss) on derivative hedging
     instruments, net of taxes of $ -, $ -, $ (1), $ 3.....        (3)            1              (4)             6
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes...........    $   12        $   30        $     51        $    53
   ===================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003 and  includes  amounts for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  2002  amounts  represent  predecessor  information  and  2003  amounts include January 2003 predecessor information, which was zero. See Note
          2 -  Acquisitions  for January data.  CILCORP  consolidates  CILCO and therefore includes CILCO amounts in its balances.

                                       49

Outstanding Shares of Common Stock

     The following table reconciles the outstanding Ameren common stock shares for the three months and nine months ended September 30, 2003 and 2002:


   ===================================================================================================================
                                                                    Three Months                   Nine Months
   -------------------------------------------------------------------------------------------------------------------
                                                                 2003            2002           2003          2002
                                                                 ----            ----           ----          ----
   Shares outstanding at beginning of period.............       161.7           144.8          154.1         138.0
   Shares issued.........................................         0.6             8.7            8.2          15.5
   -------------------------------------------------------------------------------------------------------------------
        Shares outstanding at end of period..............       162.3           153.5          162.3         153.5
   ===================================================================================================================

NOTE 10 - Segment Information

     Ameren's principal business segment, Utility Operations, is comprised of UE, CIPS, Genco, CILCO and Ameren's 60% interest in EEI, along with several other utility entities. These businesses provide electric and gas service in portions of Missouri and Illinois. The Other reportable segment principally
includes   unallocated   corporate   expenses  and  certain  other   non-utility
operations.

     The accounting  policies of the segments are the same as those described in
Note 1 - Summary of Significant Accounting Policies. Segment data includes intersegment revenues, as well as a charge for allocating costs of administrative support services to each of the operating companies, which, in each case, is eliminated upon consolidation. Ameren Services allocates administrative support services to each segment based on various factors, such as headcount, number of customers and total assets.

     The following table presents segment information for Ameren for the three and nine months ended September 30, 2003 and 2002:


   ===================================================================================================================
                                                                                         Intercompany
                                                  Utility                                  Revenue
                                                Operations      Other     Subtotal       Eliminations        Total
   -------------------------------------------------------------------------------------------------------------------
   Three months 2003:
     Revenues...............................     $  1,535      $   27      $ 1,562      $    (212)         $  1,350
     Net income.............................          280          (5)         275              -               275
   -------------------------------------------------------------------------------------------------------------------
   Three months 2002:
     Revenues...............................     $  1,373      $   16      $ 1,389      $    (223)         $  1,166
     Net income.............................          240           -          240              -               240
   -------------------------------------------------------------------------------------------------------------------
   Nine months 2003(a):
     Revenues...............................     $  4,025      $   95      $ 4,120      $    (574)         $  3,546
     Net income.............................          497         (11)         486              -               486
   -------------------------------------------------------------------------------------------------------------------
   Nine months 2002:
     Revenues...............................     $  3,561      $   44      $ 3,605      $    (587)         $  3,018
     Net income.............................          415          (1)         414              -               414
   ===================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003.


     As a result of the acquisition of CILCORP as discussed in Note 2 - Acquisitions, segment data for CILCORP is now being presented in the same manner as Ameren's. The following table presents segment information for CILCORP for the three and nine months ended September 30, 2003 and 2002:


   ===================================================================================================================
                                                                     Utility Operations       Other          Total
   -------------------------------------------------------------------------------------------------------------------
   Three months 2003:
     Revenues....................................................       $    203             $   12         $   215
     Net income..................................................             15                 (4)             11
   -------------------------------------------------------------------------------------------------------------------
   Eight months 2003:
     Revenues....................................................       $    528             $   63         $   591
     Net income..................................................             23                 (9)             14
   -------------------------------------------------------------------------------------------------------------------
   January 2003(a):
     Revenues....................................................       $     93             $   12         $   105
     Net income..................................................             31                (22)              9
   -------------------------------------------------------------------------------------------------------------------
   Three months 2002(a):
     Revenues....................................................       $    195             $   10         $   205
     Net income..................................................             28                 (5)             23
   -------------------------------------------------------------------------------------------------------------------
   Nine months 2002(a):
     Revenues....................................................       $    546             $   39         $   585
     Net income..................................................             45                (16)             29
   ===================================================================================================================
     (a)  2002  amounts  represent  predecessor  information  and  2003  amounts
          include   January  2003   predecessor   information.   See  Note  2  -
          Acquisitions  for  January  data.   CILCORP   consolidates  CILCO  and
          therefore includes CILCO amounts in its balances.


     The operations of UE, CIPS, Genco and CILCO are classified entirely as Utility Operations and, therefore, segment presentations for these companies are not applicable.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     Ameren is a public utility holding company registered with the SEC under the PUHCA and is headquartered in St. Louis, Missouri. Our principal businesses are involved in the generation, transmission and distribution of electricity, and the distribution of natural gas, to residential, commercial, industrial and wholesale users in the central United States. Ameren's principal subsidiaries are as follows:

o UE, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois.
o CIPS, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
o CILCO, a subsidiary of CILCORP (a holding company), which operates a rate-regulated electric transmission and distribution business, a non rate-regulated electric generation business (AERG), and a rate-regulated natural gas distribution business in Illinois. Ameren completed its acquisition of CILCORP on January 31, 2003. See Note 2 - Acquisitions to our financial statements under Item 1 of Part 1 of this report for further information.
o Resources Company, which consists of non rate-regulated operations. Subsidiaries include Genco, which operates a non rate-regulated electric generation business in Illinois and Missouri; Marketing Company, which markets power for periods primarily over one year; AFS, which procures fuel and manages the related risks for Ameren's affiliated companies; and Medina Valley, which indirectly owns a 40 megawatt, gas-fired electric generation plant. Ameren completed its acquisition of AES Medina Valley Cogen (No. 4) LLC on February 4, 2003. See Note 2 - Acquisitions to our financial statements under Item 1 of Part 1 of this report for further information.
o Ameren Energy, which serves as a power marketing and risk management agent for Ameren and its subsidiaries for transactions of primarily less than one year.
o EEI, which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI through UE, which owns 40%, and Resources Company, which owns 20%. Ameren consolidates EEI for financial reporting purposes, while UE and Resources Company report EEI under the equity method.
o    Ameren Services, which provides a variety of shared support services to us.

     In October 2003, CILCO transferred its Duck Creek and E. D. Edwards coal-fired plants and its Sterling Avenue combustion turbine facilities representing in the aggregate approximately 1,100 megawatts of electric generating capacity to its wholly-owned subsidiary, AERG, in exchange for all of the outstanding stock of AERG and AERG's assumption of certain liabilities. The net book value of the transferred assets was approximately $378 million and no gain or loss was recognized as the transaction was accounted for as a transfer between entities under common control. Approximately 23% of CILCO's employees were transferred to AERG as a part of the transaction.

     When we refer to our, we or us, it indicates that the referenced information is common to all Ameren Companies. When we refer to financing or acquisition activities, we are defining Ameren as the parent holding company. When appropriate, our subsidiaries are specifically referenced in order to distinguish among their different business activities.

     The financial statements of Ameren, UE, CILCORP and CILCO are prepared on a consolidated basis and therefore include the accounts of their majority-owned subsidiaries. Results of CILCORP and CILCO reflected in Ameren's consolidated financial statements include the period from the acquisition date of January 31, 2003 through September 30, 2003. January 2003 and prior year data for CILCORP and CILCO is not included in Ameren's consolidated totals. See Note 2 - Acquisitions for further information. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

     In order to be more consistent with industry reporting trends, our Statements of Income in this filing have been reclassified to present all income taxes as one line item. Previously, we reported a portion of our income taxes in Operating Expenses and a portion in Other Income and Deductions. This change results in our calculation of Operating Income now being on a pre-tax basis with no effect on net income. Additionally, our Balance Sheet presentations have been reformatted to change the order in which current and non-current items appear, with no effect on total assets, total liabilities or any sub-categories included on our Balance Sheet.

     Our accounting policies conform to GAAP, and our financial statements, while unaudited, reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our interim results. Certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. As the unaudited interim financial statements included herein do not include all of the information and footnote disclosures required by GAAP, they should be read in conjunction with the financial statements and the notes thereto included in the respective 2002 Annual Reports on Form 10-K of the Ameren Companies.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ from those estimates. The results of operations for an interim period may not give a true indication of results for a full year.

     As permitted by rules of the SEC, Ameren did not "push down" the effects of purchase accounting to the financial statements of any of CILCORP's subsidiaries. Accordingly, CILCORP's post-acquisition financial statement amounts reflect a new basis of accounting, and separate financial statements are presented for pre-acquisition (predecessor) and post-acquisition (successor) periods, separated by a bold black line. CILCO's financial statements are presented on a historical basis of accounting for all periods presented. As a result of the acquisition of CILCORP on January 31, 2003, certain reclassifications have been made to CILCORP's and CILCO's prior year financial statements to conform to our current presentation.

     Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also affected by seasonal fluctuations caused by winter heating and summer cooling demand. With approximately 90% of Ameren's revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize coal, nuclear fuel, natural gas and oil in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We do not have fuel cost recovery mechanisms in Missouri or Illinois for our electric utility businesses, but we do have gas cost recovery mechanisms in each state for our gas utility businesses. In addition, our electric rates in Missouri and Illinois are largely set through 2006. Fluctuations in interest rates impact our cost of borrowings, and pension and post-retirement benefits. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

Acquisitions

     On January 31, 2003, Ameren completed the acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed the acquisition of
Medina Valley, which indirectly owns a 40 megawatt, gas-fired electric generation plant. The results of operations for CILCORP and Medina Valley were included in Ameren's consolidated financial statements effective with the respective January and February 2003 acquisition dates. See Overview section above of Ameren's Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase included approximately 1,200 megawatts of largely coal-fired generating capacity, most of which became non rate-regulated on October 3, 2003 due to CILCO's transfer of 1,100 megawatts of generating capacity to AERG. See Note 1 - Summary of Significant Accounting Policies to our financial statements under
Item 1 of Part 1 of this report for further information on the transfer to AERG.

     The total acquisition cost was approximately $1.4 billion and included the assumption by Ameren of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $489 million in cash, net of cash acquired. The cash component of the purchase price came from Ameren's issuance in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares, which together generated aggregate net proceeds of $575 million.


RESULTS OF OPERATIONS

Earnings Summary

     Ameren's net income increased $35 million to $275 million, or $1.70 per share, in the third quarter of 2003 from $240 million, or $1.64 per share ($1.63 per share diluted), in the third quarter of 2002. Net income in the third quarter of 2003 included an after-tax gain of $31 million or 19 cents per share related to the settlement of a dispute over mine reclamation issues with a coal supplier. This gain primarily represented a return of coal costs plus accrued interest previously paid to a coal supplier for future reclamation of a coal mine that principally supplied UE's Rush Island power plant.

     Excluding this after-tax gain, Ameren's third quarter 2003 net income increased $4 million to $244 million or $1.51 per share. The $4 million increase resulted principally from the acquisition of CILCORP, favorable interchange margins due to improved power prices in the energy markets and better low-cost generation available for sale, lower labor costs due to the voluntary retirement program implemented in early 2003 and lower maintenance expenses in our pre-CILCORP acquisition operations. These benefits to net income were partially offset by cooler summer weather, a rate reduction in UE's Missouri service territory that went into effect in April 2003, higher employee benefit costs, and increased shares outstanding.

     Ameren's net income increased $72 million to $486 million, or $3.02 per share for the nine months ended September 30, 2003 compared to the year-ago earnings of $414 million, or $2.88 per share ($2.87 per share diluted). In the first nine months of 2003, our net income included the after-tax gain from the settlement of the coal mine reclamation issues of $31 million or 19 cents per share mentioned above and a net cumulative effect gain of $18 million or 11 cents per share associated with the adoption of SFAS 143, "Accounting for Asset Retirement Obligations." The SFAS 143 net gain resulted principally from the elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation. The following table presents the net cumulative effect gain recorded at each of the Ameren Companies upon adoption of SFAS 143:


   ===================================================================================================================
   Net cumulative effect after-tax gain:
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a)...............................................................................           $   18
   UE......................................................................................                -
   CIPS....................................................................................                -
   Genco...................................................................................               18
   CILCORP(b)..............................................................................                4
   CILCO...................................................................................               24
   ===================================================================================================================
     (a)  Excludes  amounts  for  CILCORP  and  CILCO,  which  were prior to the acquisition date of January 31, 2003.
     (b)  Represents predecessor information.

     Excluding the gains on the adoption of SFAS 143 and the settlement of the coal mine reclamation dispute, Ameren's net income for the first nine months of 2003 was $437 million or $2.72 per share. In addition to the items discussed above, net income for the first nine months of 2003 benefited as compared to from net increase in Other Income and Deductions as a result of the expensing of economic development and energy assistance programs in the second quarter of 2002 related to the UE Missouri electric rate case settlement in 2002, partially offset by higher depreciation costs and lower sales of emission credits.


     The impact from the acquisition of CILCORP, Medina Valley and related financings resulted in a reduction to Ameren's earnings per share in the first nine months of 2003 of approximately 3 cents per share, but was accretive by approximately 2 cents per share in the third quarter of 2003. Ameren expects that the operations of CILCORP will be accretive to earnings in the first full year following the acquisition date as Ameren realizes synergies associated with this acquisition following the integration of systems and operating practices in August and October of 2003.

     The amortization of non-cash purchase accounting fair value adjustments at CILCORP increased Ameren's and CILCORP's net income by $3 million in the third quarter and $7 million for the eight months ended September 30, 2003, as compared to the same prior year periods. The amortization of the fair value adjustments that increased net income were related primarily to pension and post-retirement liabilities, coal contract liabilities, severance liabilities and long-term debt. The amortization of fair value adjustments that decreased net income were related primarily to electric plant in service, purchased power and emission credits. The following table presents the impact on Ameren's net income of the amortization of these purchase accounting fair value adjustments during 2003:


   ===================================================================================================================
   For the periods ended September 30, 2003                           Three Months                Eight Months
   -------------------------------------------------------------------------------------------------------------------
   Statement of Income line item:
     Other operations and maintenance........................              $    5                   $    15
     Interest................................................                   2                         5
     Fuel and purchased power................................                   -                        (2)
     Depreciation and amortization...........................                  (2)                       (6)
     Income taxes............................................                  (2)                       (5)
   -------------------------------------------------------------------------------------------------------------------
   Impact on net income....................................                $    3                   $     7
   ===================================================================================================================

     As a holding company, Ameren's net income and cash flows are primarily generated by its principal subsidiaries, UE, CIPS, Genco and CILCORP. A discussion of the results of operations of these principal subsidiaries is included in this document. The following table presents the contribution by Ameren's principal subsidiaries to Ameren's consolidated net income for the three and nine months ended September 30, 2003 and 2002:


   ===================================================================================================================
                                                                  Three Months                   Nine Months
   -------------------------------------------------------------------------------------------------------------------
                                                               2003           2002          2003            2002
                                                               ----           ----          ----            ----
   Net Income
     UE(a)..........................................       $   224        $   204       $   396          $  358
     CIPS...........................................            25             23            29              31
     Genco(a).......................................            17             15            65              31
     CILCORP(b).....................................            11              -            14               -
     Other(c).......................................            (2)            (2)          (18)             (6)
   -------------------------------------------------------------------------------------------------------------------
   Ameren net income...............................        $   275        $   240       $   486          $  414
   ===================================================================================================================
     (a)  Includes  earnings  from  interchange  sales  by  Ameren  Energy  that provided  approximately $18 million and $73 million of UE's net income in the three and nine months  ended  September  30, 2003 (2002 - third quarter - $9 million; year-to-date - $25 million) and approximately $9 million  and $37  million of Genco's  net income in the three and nine months ended  September  30, 2003 (2002 - third  quarter - $5 million;
          year-to-date - $12 million).
     (b)  The  nine  month  period  of  2003  excludes   amounts  prior  to  the
          acquisition date of January 31, 2003.
     (c)  Includes  corporate general and  administrative  expenses,  transition costs associated with the CILCORP acquisition,  stock compensation and other unregulated operations.

                                       55

Electric Operations

     The following tables present the favorable (unfavorable) variations in electric margins, defined as electric revenues less fuel and purchased power, for the three and nine months ended September 30, 2003 from the comparable periods in 2002. We believe margin is a useful measure to analyze the change in profitability of our electric operations between periods. The variation for Ameren reflects the entire contribution from CILCORP as a separate line item. The variations in CILCORP and CILCO electric margins are for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 when Ameren did not own these companies, and they did not contribute to Ameren's electric margins.


   ===================================================================================================================
   Three months                                Ameren(a)      UE       CIPS      Genco       CILCORP(b)       CILCO
   -------------------------------------------------------------------------------------------------------------------
   Electric revenue change:
      CILCORP acquisition..................    $  168      $   -      $   -     $   -         $   -           $    -
      Interchange revenues.................        15         13          -         7             4                4
      Effect of weather (estimate).........       (77)       (62)        (9)        -            (4)              (4)
      Rate reductions......................       (11)       (11)         -         -             -                -
      Growth and other (estimate)..........        33         20        (24)        2             1                1
      EEI..................................         3          -          -         -             -                -
   -------------------------------------------------------------------------------------------------------------------
   Total ..................................    $  131      $ (40)     $ (33)    $   9         $   1           $    1
   -------------------------------------------------------------------------------------------------------------------

   Fuel and purchased power change:
      CILCORP acquisition..................    $  (85)     $   -      $   -     $   -         $   -           $    -
      Fuel:
        Generation and other...............         1         (8)         -         8             1                1
        Price..............................         -         (2)         -         2             -                -
      Purchased power......................         8         14         21       (11)          (16)             (16)
      EEI .................................        (6)         -          -         -             -                -
   -------------------------------------------------------------------------------------------------------------------
   Total ..................................    $  (82)     $   4      $  21     $  (1)        $ (15)          $  (15)
   -------------------------------------------------------------------------------------------------------------------
   Net change in electric margins..........    $   49      $ (36)     $ (12)    $   8         $ (14)          $  (14)
   ===================================================================================================================

   ===================================================================================================================
   Nine months                                Ameren(a)       UE       CIPS      Genco      CILCORP(b)        CILCO
   -------------------------------------------------------------------------------------------------------------------
   Electric revenue change:
      CILCORP acquisition..................    $  373      $   -      $   -     $   -         $   -           $    -
      Interchange revenues.................        52         40          -        30             8                8
      Effect of weather (estimate).........      (111)       (91)       (13)        -            (8)              (8)
      Rate reductions......................       (27)       (27)         -         -             -                -
      Growth and other (estimate)..........        36         21        (62)        4            24               24
      EEI..................................       (45)         -          -         -             -                -
   -------------------------------------------------------------------------------------------------------------------
   Total ..................................    $  278      $ (57)     $ (75)    $  34         $  24           $   24
   -------------------------------------------------------------------------------------------------------------------

   Fuel and purchased power change:
      CILCORP acquisition..................    $ (192)     $   -      $   -      $  -         $   -            $   -
      Fuel:
        Generation and other...............        (7)       (30)         -        21             -               (1)
        Price..............................         1         (5)         -         6             1                1
      Purchased power......................        58         50         59       (31)          (37)             (34)
      EEI..................................         2          -          -         -             -                -
   -------------------------------------------------------------------------------------------------------------------
   Total ..................................    $ (138)     $  15      $  59      $ (4)        $ (36)           $ (34)
   -------------------------------------------------------------------------------------------------------------------
   Net change in electric margins..........    $  140      $ (42)     $ (16)     $ 30         $ (12)           $ (10)
   ===================================================================================================================
     (a)  Includes  amounts for  non-registrant  Ameren  subsidiaries as well as intercompany eliminations.
     (b)  Includes  predecessor  information  for  periods  prior to January 31,
          2003. CILCORP  consolidates CILCO and therefore includes CILCO amounts in its balances.

                                       56

Ameren

     Ameren's electric margin increased $49 million for the three months and $140 million for the nine months ended September 30, 2003, compared to the same periods in 2002. Increases in electric margin were primarily attributable to the acquisition of CILCORP, organic sales growth, and increased interchange margins, partially offset by unfavorable weather conditions relative to 2002. CILCORP's electric margin for the three and eight months ended September 30, 2003 was $83 million and $181 million, respectively. Interchange margins increased (third quarter - $13 million; year-to-date - $73 million) due to improved power prices in the energy markets and better low-cost generation availability. Average realized power prices on interchange sales increased from approximately $25 per megawatt-hour in the first nine months of 2002 (third quarter - $27) to approximately $33 per megawatt-hour in the first nine months of 2003 (third quarter - $29).

     The unfavorable weather conditions were primarily due to cooler summer weather in the second and third quarters of 2003 versus slightly warmer than normal conditions in the same periods in 2002. Cooling degree days were approximately 17% less in the third quarter of 2003 in our service territory compared to the prior year period, but comparable to normal conditions. In Ameren's pre-CILCORP acquisition service territory, weather-sensitive residential and commercial electric kilowatt-hour sales both declined 7% in the third quarter of 2003 compared to the third quarter of 2002 (year-to-date - decreased 3% and 4%, respectively). However, colder winter weather benefited electric margins in the first quarter of 2003, reducing the net impact of weather in the first nine months of 2003 as compared to the same period in 2002.

     Annual rate reductions of $50 million and $30 million were effective April 1, 2002 and 2003, respectively, as a result of the 2002 UE electric rate case settlement in Missouri, and negatively impacted electric revenues in the first nine months of 2003. Revenues will be further reduced at UE by the 2002 UE settlement of the Missouri electric rate case, due to an additional $30 million of annual electric rate reduction effective April 1, 2004.

     The growth and other line item in the table above includes the sale of emission credits at UE. The sales of emission credits at UE increased $4 million in the third quarter of 2003, but decreased $4 million in the first nine months of 2003 compared to the same periods in 2002, respectively. In addition, industrial electric kilowatt-hour sales increased approximately 1% in both the third quarter and first nine months of 2003 in Ameren's pre-CILCORP acquisition service territory.

     EEI's revenues decreased in the first nine months of 2003 compared to the prior period due to lower emission credit sales and decreased sales to its principal customer, which also resulted in a decrease in fuel and purchased power. EEI's sales of emission credits were $10 million in the first nine months of 2003 (2002 - $38 million).

     Ameren's fuel and purchased power increased in the third quarter and first nine months of 2003 compared to the same prior year periods due to increased kilowatt-hour sales related primarily to the addition of CILCORP. Excluding CILCORP, fuel and purchased power decreased in the third quarter and first nine months of 2003 primarily due to greater availability of low-cost generation.

     During 2002, we adopted the provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the Statement of Income. See also Note 1 - Summary of Significant Accounting Policies to our financial statements under Item 1 of Part I of this report for further information on the impact of netting these operating revenues and costs.

UE

     UE's electric margin decreased $36 million for the three months and $42 million for the nine months ended September 30, 2003 compared to the same periods in 2002. Decreases in electric margin were primarily attributable to the unfavorable weather conditions as mentioned above and the rate reductions resulting from the 2002 Missouri electric rate case settlement. However, interchange margins increased (third quarter - $9 million; year-to-date - $48 million) due to improved power prices in the energy markets and better low-cost generation availability. Fuel and purchased power decreased $4 million in the third quarter and $15 million in the first nine months of 2003 due to greater availability of low-cost generation.

CIPS

     CIPS' electric margin decreased $12 million for the three months and $16 million for the nine months ended September 30, 2003 compared to the same periods in 2002. Decreases in electric margin were primarily attributable to unfavorable weather conditions as mentioned above and several customers switching from CIPS to Marketing Company.

     Commencing in 2002, all of CIPS', CILCO's and UE's Illinois residential, commercial and industrial customers had a choice in electric suppliers as provided by the Electric Service Customer Choice and Rate Relief Law of 1997. Several CIPS' commercial and industrial customers switched to Marketing Company for their energy supply resulting in a decline in CIPS' revenues included in the growth and other line item in the table above and a decrease in purchased power of approximately $25 million for the three months ended September 30, 2003 and $67 million for the nine months ended September 30, 2003. CIPS continues to provide electric delivery service to these customers and charges them ICC-approved delivery service tariff rates for that service. There was no other significant switching of customers among or outside of the Ameren Companies.

Genco

     Genco's electric margin increased $8 million for the three months and $30 million for the nine months ended September 30, 2003, compared to the same periods in 2002. Increases in electric margin were primarily attributable to increased interchange margins. Interchange margins increased approximately $4 million in the third quarter and approximately $25 million in the first nine months of 2003 due to improved power prices in the energy markets. Fuel and purchased power increased $4 million in the first nine months of 2003 due to higher purchased power costs associated with higher energy prices and lower generation. These increased costs were partially offset by lower generation costs due to a 14% decline in megawatt-hour generation. The decline in generation was primarily attributable to the timing of outages at Genco's power plants during the first nine months of 2003.

CILCORP

     CILCORP's electric margin decreased $14 million for the three months and $12 million for the nine months ended September 30, 2003 compared to the same periods in 2002. Decreases in electric margin were primarily attributable to unfavorable weather conditions, lower margin per megawatt-hour sold to non rate-regulated electric customers outside of CILCO's service territory and the transfer of one large CILCO customer to Marketing Company. In addition, fuel and purchased power increased due to the effect of positive purchase accounting fair value adjustments related to emission allowances, partially offset by negative adjustments to coal contracts.

CILCO

     CILCO's electric margin decreased $14 million for the three months and $10 million for the nine months ended September 30, 2003 compared to the same periods in 2002. Decreases in electric margin were primarily attributable to unfavorable weather conditions, lower margin per megawatt-hour sold to non rate-regulated electric customers outside CILCO's service territory and the transfer of one large CILCO customer to Marketing Company.

Gas Operations

     The following table presents the favorable (unfavorable) variations in gas margins, defined as gas revenues less gas purchased for resale, for the three and nine months ended September 30, 2003 from the comparable period in 2002. We believe margin is a useful measure to analyze the change in profitability of gas operations between periods.


   ===================================================================================================================
                                                              Three Months                      Nine Months
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a)......................................              $     15                         $    51
   UE.............................................                     -                               7
   CIPS...........................................                     2                               3
   Genco..........................................                     -                               -
   CILCORP(b).....................................                     1                               4
   CILCO..........................................                     1                               6
   ===================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003 and  includes  amounts for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  Includes  predecessor  information  for  periods  prior to January 31,
          2003.


     Ameren's gas margin increased in the third quarter and first nine months of 2003 primarily due to the acquisition of CILCORP (third quarter - $14 million; eight months ended September 30, 2003 - $49 million). UE's, CIPS', CILCORP's and CILCO's gas margins were comparable in the third quarter of 2003 to the same period in 2002, but increased in the first nine months of 2003, compared to the same period in 2002, primarily due to increased customer demand resulting from colder winter weather in the first quarter of 2003.

Operating Expenses and Other Statement of Income Items

     The following tables present the favorable (unfavorable) variations in operating and other expenses for the three and nine months ended September 30, 2003 from the comparable period in 2002:


   ===================================================================================================================
   Three months                                 Ameren(a)       UE     CIPS      Genco      CILCORP(b)       CILCO
   -------------------------------------------------------------------------------------------------------------------
      Other operations and maintenance.......    $   (24)     $   9    $ (2)    $   -        $   (8)       $  (13)
      Coal contract settlement...............         51         51       -         -             -             -
      Depreciation and amortization..........        (24)        (1)      -        (2)            -             2
      Taxes other than income taxes..........         (9)         6       -        (3)            1             1
      Other income and deductions............         (2)         2      (1)        1            (2)           (2)
      Interest expense.......................        (13)         3       3        (2)            1             3
      Income taxes...........................         (9)       (15)     12        (1)            8             8
   ===================================================================================================================

   ===================================================================================================================
   Nine months                                  Ameren(a)       UE     CIPS      Genco      CILCORP(b)       CILCO
   -------------------------------------------------------------------------------------------------------------------
      Other operations and maintenance.......    $   (66)     $  28    $ (1)    $  14        $   (8)       $  (23)
      Coal contract settlement...............         51         51       -         -             -             -
      Depreciation and amortization..........        (67)        (1)     (1)       (6)           (6)            -
      Taxes other than income taxes..........        (27)         6      (1)       (4)            1             1
      Other income and deductions............         32         14      (5)        3            (3)           (2)
      Interest expense.......................        (46)         4       5       (13)            8             3
      Income taxes...........................        (17)       (31)     13       (10)            6             9
   ===================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003. Includes amounts for other non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  Includes  predecessor  information  for  periods  prior to January 31,
          2003.

Other Operations and Maintenance

     Ameren

     Ameren's other operations and maintenance expenses increased in the third quarter and first nine months of 2003 compared to the same periods in 2002 primarily due to the addition of CILCORP (third quarter - $38 million; eight months ended September 30, 2003 - $95 million), CILCORP's transition costs related to the acquisition in January 2003, higher employee benefit costs and a net increase in injuries and damages reserves based on claims experience. These increases in other operations and maintenance expenses were partially offset by lower labor costs related to the voluntary employee retirement program implemented in early 2003 and lower plant maintenance costs primarily due to the number and timing of outages.

     UE

     UE's other operations and maintenance expenses decreased in the third quarter and first nine months of 2003 compared to the same periods in 2002 primarily due to the lower labor and plant maintenance costs as mentioned above, partially offset by the higher employee benefit costs and the net increase in injuries and damages reserves as mentioned above.

     CIPS

     CIPS' other operations and maintenance expenses increased in the third quarter and first nine months of 2003 to the same periods in 2002 primarily due to the net increase in injuries and damages reserves and higher employee benefit costs, partially offset by lower labor costs related to the voluntary employee retirement program implemented in early 2003.

     Genco

     Genco's other operations and maintenance expenses were comparable in the third quarter of 2003 to the same period in 2002.

     Genco's other operations and maintenance expenses decreased in the first nine months of 2003 compared to the same period in 2002 primarily due to a reduction in consulting costs at its coal-fired generation stations, a decrease in commitment fees for the use of UE's and CIPS' transmission lines, and a net decrease in injuries and damages reserves, partially offset by higher employee benefit costs.

     CILCORP

     CILCORP's other operations and maintenance expenses increased in the third quarter and first nine months of 2003 compared to the same period in 2002 primarily due to higher employee benefit, severance and other costs associated with the integration of operations as a result of the acquisition by Ameren on January 31, 2003. These increases were partially offset by the amortization of purchase accounting fair value adjustments for pension and severance costs.

     CILCO

     CILCO's other operations and maintenance expenses increased in the third quarter and first nine months of 2003 compared to the same period in 2002 primarily due to higher employee benefit, severance and other costs associated with the integration of operations as a result of the acquisition on January 31, 2003.

Coal Contract Settlement

     Ameren and UE recorded a coal contract settlement gain of $51 million in the third quarter of 2003. This gain primarily represented a return of coal costs plus accrued interest accumulated by a coal supplier for reclamation of a coal mine that principally supplied UE's power plant. This mine reclamation is now substantially complete. In August 2003, UE entered into a settlement agreement with the coal supplier to return the accumulated reclamation funds, which will be paid to UE ratably through December 2004.

Depreciation and Amortization

     Depreciation and amortization expenses increased at Ameren and Genco in the third quarter and first nine months of 2003 as compared to the same periods in 2002. The increase at Ameren and Genco was primarily due to the completion of four combustion turbine generating units at Genco in the third and fourth quarters of 2002. In addition, Ameren's depreciation and amortization expenses increased due to the inclusion of CILCORP operations in 2003 (third quarter - $18 million; eight months ended September 30, 2003 - $54 million).

     Depreciation and amortization expenses increased at UE in the third quarter and first nine months of 2003 to the same periods in 2002 primarily due to capital additions in 2002, partially offset by a reduction in depreciation rates. The decrease in depreciation rates was based on the updated analysis of asset values, service lives and accumulated depreciation levels that were required by UE's 2002 Missouri electric rate case settlement.

     Depreciation and amortization expenses increased at CILCORP in the first nine months of 2003 as compared to the same period in 2002 primarily due to the effect of purchase accounting fair value adjustments that increased the fair value of the Duck Creek and E.D. Edwards power plants and Sterling Avenue peaking station. The increase in fair value is being depreciated over the estimated remaining lives of the power plants.

     Depreciation and amortization expenses at CIPS and CILCO were comparable in the third quarter and first nine months of 2003 to the same periods in 2002.

Taxes Other Than Income Taxes

     At Ameren, taxes other than income taxes increased in the third quarter and first nine months of 2003 as compared to the same periods in 2002 primarily due to the acquisition of CILCORP (third quarter - $9 million; eight months ended September 30, 2003 - $26 million).

     At UE, taxes other than income taxes decreased in the third quarter and first nine months of 2003 as compared to the same periods in 2002 due to a decrease in gross receipts taxes related to lower native sales resulting from milder weather.

     At CIPS, taxes other than income taxes was comparable in the third quarter of 2003 to the same period in 2002, but increased in the first nine months of 2003 as compared to the same period in 2002 due to tax refunds that lowered expense in 2002.

     At Genco, taxes other than income taxes increased in the third quarter and first nine months of 2003 as compared to the same periods in 2002 primarily due to adjustments related to property tax assessments and increased property taxes associated with the four combustion turbine generating units added in the third and fourth quarters of 2002.

     CILCORP's and CILCO's taxes other than income taxes were comparable in the third quarter and first nine months of 2003 to the same periods in 2002.

Other Income and Deductions

     Other income and deductions increased at Ameren and UE in the first nine months of 2003 as compared to the same period in 2002 primarily due to the expensing of economic development and energy assistance programs required in the UE Missouri electric rate case settlement in 2002 ($26 million). Ameren's other income and deductions also increased in 2003 due to an increase in the minority interest related to EEI's higher earnings in 2002. The increase in UE's other income and deductions was partially offset by a net decrease in earnings from UE's ownership interest in EEI and decreased gains on derivative contracts.

     CIPS other income and deductions decreased in the third quarter and the first nine months of 2003 compared to the same periods in 2002, primarily due to a decline in intercompany interest CIPS received on the Genco subordinated promissory note due to a lower outstanding principal balance. In addition, CIPS' other income and deductions decreased in the first nine months of 2003 compared to the same period in 2002, due to a decrease in contributions in aid of construction.

     Genco, CILCORP and CILCO's other income and deductions were comparable in the third quarter and first nine months of 2003 to the same periods in 2002.

Interest

     Interest expense increased at Ameren in the third quarter and first nine months of 2003, compared to the same periods in 2002 primarily due to the assumption of CILCORP debt (third quarter - $15 million; eight months ended September 30, 2003 - $35 million). In addition, interest expense was higher in 2003 due to Genco's issuance of $275 million of 7.95% notes in June 2002 and the interest expense component associated with the $345 million of adjustable conversion rate equity security units issued by Ameren in March 2002, partially offset by lower interest rates at UE.

     Interest expense decreased at UE in the third quarter and first nine months of 2003 compared to the same period in 2002 primarily due to lower interest rates on new issuances of first mortgage bonds as compared to those redeemed.

     Interest expense decreased at CIPS in the third quarter and in the first nine months of 2003 compared to the same periods in 2002 primarily due to the redemption of first mortgage bonds in the third quarter of 2002 and in the second quarter of 2003.

     Interest expense increased at Genco in the third quarter of 2003 as compared to the same period in 2002 primarily due to increased borrowings from Ameren's non-state regulated subsidiary money pool, partially offset by a reduction in the principal amounts outstanding on subordinated intercompany promissory notes to CIPS and Ameren in May 2003. In addition, Genco's interest expense increased in the first nine months of 2003 compared to the same period in 2002 primarily due to the issuance of $275 million of 7.95% Senior Notes in June 2002.

     Interest expense decreased at CILCORP and CILCO in the third quarter and first nine months of 2003 as compared to the same periods in 2002. The decrease was primarily due to the redemption of long-term debt, partially offset by expense associated with debt redemption. In addition, interest expense decreased due to the effect of purchase accounting fair value adjustments made at CILCORP based on market rates. The increase in the fair value of long-term debt in purchase accounting is being amortized as a reduction in interest expense over the remaining life of the debt.

Income Taxes

     Income tax expense increased at Ameren, UE and Genco in the third quarter and first nine months of 2003 compared to the same periods in 2002 primarily due to higher pre-tax income. Income tax expense decreased at CIPS primarily due to lower pre-tax income and an Illinois tax settlement in the third quarter of 2003, which benefited income taxes by $7 million. Income tax expense decreased at CILCORP and CILCO in the third quarter and first nine months of 2003 compared to the same periods in 2002 primarily due to lower pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

     The following tables present net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2003 and 2002:


   ==========================================================================================================================
                           Net cash provided by       |        Net cash provided by       |         Net cash provided by
                           operating activities       |  (used in) investing activities   |   (used in) financing activities
   --------------------------------------------------------------------------------------------------------------------------
                        2003      2002      Variance  |    2003       2002    Variance    |   2003       2002       Variance
                        ----      ----      --------  |    ----       ----    --------    |   ----       ----       -------
                                                      |                                   |
   Ameren(a)........    $ 852    $ 733       $ 119    |  $ (938)     $ (582)    $ (356)   | $ (442)     $ 411     $ (853)
   UE...............      486      559         (73)   |    (308)       (291)       (17)   |   (172)      (270)        98
   CIPS.............      102       71          31    |      26           2         24    |   (128)       (83)       (45)
   Genco............      125      150         (25)   |     (39)       (300)       261    |    (87)       151       (238)
   CILCORP(b).......       75       96         (21)   |     (64)        (93)        29    |    (34)        36        (70)
   CILCO............      100       97           3    |     (67)        (95)        28    |    (52)        26        (78)
   ==========================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003 and  includes  amounts for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.



     (b)  2002 amounts represent predecessor  information.  2003 amounts include
          January 2003 predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Operating

     Cash flows provided by operating activities increased for Ameren, CIPS and CILCO and decreased for UE, Genco and CILCORP for the nine months ended September 30, 2003 as compared to the same period in 2002. Cash flows provided by operating activities increased for Ameren for the nine months ended September 30, 2003 compared to the same period in 2002 primarily as a result of increased net earnings discussed above. Cash flows provided by operating activities were reduced by two non-cash components of net earnings associated with the gain related to the adoption of SFAS 143 and the $51 million pre-tax gain related to the settlement of the coal mine reclamation issues, of which only $6 million was received in cash during the third quarter of 2003.

     Cash flows from operating activities in the first nine months of 2003 for Ameren also benefited as compared to the same period in 2002 from changes in working capital requirements and other non-cash accruals. Accounts receivable were lower in the current year period due to milder weather late in the third quarter of 2003 as compared to 2002. In addition, cash earnings were favorably impacted in the first nine months of 2003 by higher non-cash employee benefit accruals and the time of accounts payable as compared to 2002. Partially offsetting these benefits to cash flows from operating activities were increased materials and supplies inventories resulting from increased natural gas volumes being put into storage during the summer injection period, principally due to the acquisition of CILCORP, and higher gas prices. Taxes also reduced cash flows from operating activities in the first nine months of 2003 compared to the same period in 2002 primarily due to the timing of payments.

     In addition to the items listed above, cash flows from operating activities increased for CIPS and CILCO primarily due to reductions in working capital requirements. Cash provided by operating activities decreased for UE, Genco and CILCORP in the first nine months of 2003 primarily due to increased working capital requirements and timing differences. UE's decrease in cash flows from operating activities was attributable to lower electric margins, increased tax payments and gas inventory increases, partially offset by lower operations and maintenance expenses.


Pension Funding

     A minimum pension liability was recorded at December 31, 2002 which resulted in a charge to Accumulated OCI and a reduction in stockholders' equity. The minimum pension liability has not changed as of September 30, 2003. The following table presents the minimum pension liability amounts, after taxes, as of September 30, 2003:


   ==========================================================================================================================
                                                                                         September 30, 2003
   --------------------------------------------------------------------------------------------------------------------------
   Ameren(a)................................................................                   $  102
   UE.......................................................................                       62
   CIPS.....................................................................                       13
   Genco....................................................................                        6
   CILCORP(b)...............................................................                       61
   CILCO....................................................................                       30
   ==========================================================================================================================
     (a)  Excludes  amounts  for  CILCORP  and  CILCO,  which  were prior to the acquisition date of January 31, 2003.
     (b)  Represents predecessor information.


     We made voluntary cash contributions totaling $25 million to our defined benefit retirement plan during the third quarter and for the first nine months of 2003. Based on the performance of plan assets through September 30, 2003, we expect to be required under ERISA to fund an average of approximately $150 million to $175 million annually in 2005, 2006 and 2007 in order to maintain minimum funding levels for our pension plan. We expect UE's, CIPS', Genco's and CILCO's portion of these funding requirements to be approximately 50%, 9%, 7%, and 12%, respectively. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, and any changes in government regulations.

Investing

     Cash flows used in investing activities increased for Ameren and UE and decreased for Genco, CILCORP and CILCO for the nine months ended September 30, 2003, as compared to the first nine months of 2002. Cash provided by investing activities increased for CIPS over that same period. The increase in cash used in investing activities for Ameren over the prior year period was primarily related to $489 million in cash paid for the acquisitions of CILCORP and Medina Valley in early 2003 along with CILCORP construction expenditures of $52 million incurred in 2003 with no such expenditures in the pre-acquisition period of 2002, partially offset by lower construction expenditures at companies other than CILCORP and lower nuclear fuel expenditures in 2003. The increase for UE over the prior year period was primarily related to the 2002 receipt of $84 million UE had invested in the utility money pool, partially offset by lower construction and nuclear fuel expenditures in 2003. The decrease in cash flows used in investing activities from the prior year period for Genco was primarily related to lower construction expenditures as Genco completed construction in 2002 of combustion turbine generating units. In addition, Genco paid approximately $140 million in the first quarter of 2002 to Development Company for a combustion turbine generating unit purchased, but not yet paid for, at December 31, 2001. The decrease for CILCORP and CILCO for the nine months of 2003 compared to the same period in 2002 was primarily due to lower construction expenditures related to the completed installation of pollution-control equipment. The increase in cash provided by investing activities for CIPS was primarily due to principal payments received on its intercompany note receivable from Genco.

     The following table presents expected capital expenditures for the entire year in 2003:

   ==========================================================================================================================
                                                Ameren(a)      UE      CIPS       Genco       CILCORP        CILCO
   --------------------------------------------------------------------------------------------------------------------------
   2003 capital expenditures forecast.......      $ 675      $ 485     $ 55       $ 50         $ 100         $ 100
   ==========================================================================================================================
    (a)  Excludes $15 million  forecasted for  predecessor  CILCORP for January
         2003 prior to the acquisition by Ameren.

     We continually review our generation portfolio and expected power needs and, as a result, we could modify our plan for generation capacity, which could include the timing of when certain assets will be added to or removed from our portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Any changes that we may plan to make for future generating needs could result in significant capital expenditures or losses being incurred, which could be material.

Financing

     Cash flows used in financing activities increased for Ameren, CIPS, Genco, CILCORP and CILCO for the nine months ended September 30, 2003, as compared to the first nine months of 2002 and decreased for UE over that same period. Ameren's principal financing activities for the first nine months of 2003 included the redemption of short-term and long-term debt, as well as payment of dividends, partially offset by the issuance of long-term debt and common stock. In addition, cash flows provided by financing activities for the first nine months of 2002 included Ameren's issuances of adjustable conversion rate equity security units. The increase in cash flows used in financing activities for CIPS for the nine months ended 2003 compared to the same period in 2002 was due primarily to the redemption of long-term debt, partially offset by borrowings made from the money pool by CIPS in 2003. Genco's decrease in cash flows from financing activities was due primarily to the issuance of $275 million in long-term debt in 2002 with no financings in 2003 and an increase in common dividend payments, offset by redemptions of short-term borrowings from Ameren's non-state regulated subsidiary money pool. CILCORP and CILCO's decrease in cash flows from financing activities for the first nine months of 2003, compared to the same period in 2002, were primarily due to the issuance of $100 million in long-term debt in 2002 with no financings in 2003, increased redemptions of long-term debt in 2003 and an increase in common dividend payments, partially offset by borrowings from the money pool in 2003.

     Ameren and UE are authorized by the SEC under PUHCA to have up to an aggregate of $1.5 billion and $1 billion, respectively, of short-term unsecured debt instruments outstanding at any time. In addition, CIPS, AERG, CILCORP and CILCO have PUHCA authority to have up to an aggregate of $250 million each of short-term unsecured debt instruments outstanding at any time. Genco is authorized by the FERC to have up to $300 million of short-term debt outstanding at any time.

Short-Term Debt and Liquidity

     Short-term  debt  typically   consists  of  commercial   paper   borrowings
(maturities generally within 1 to 45 days). The following table presents the Ameren Companies' and EEI's committed credit facilities at September 30, 2003:


   ==========================================================================================================================
           Credit Facility                Expiration           Outstanding and Committed         Amount Available
   --------------------------------------------------------------------------------------------------------------------------
   Ameren:
       364-day revolving.........           July 2004                    $ 235                        $ 235
       Multi-year revolving......           July 2005                      130                          130
       Multi-year revolving......           July 2006                      235                          235
   UE:
       Various 364-day revolving        through May 2004                   157                          157
       Nuclear fuel lease(a).....         February 2004                    120                           43
   CIPS:
      Two 364-day revolving......       through May 2004                    15                           15
   Genco:
       Committed credit facilities                                         (b)                          (b)
   CILCORP:
       Committed credit facilities                                         (b)                          (b)
   CILCO:
       Three 364-day revolving...      through August 2004                  60                           60
   EEI:
       Two bank credit facilities       through June 2004                   45                           45
   --------------------------------------------------------------------------------------------------------------------------
      Total .....................                                        $ 997                        $ 920
   ==========================================================================================================================
     (a)  Provides for financing of nuclear fuel at Gateway Fuel Company.
     (b)  Credit   facilities  are  indirectly   available  through  money  pool
          arrangements.

     At September 30, 2003, committed credit facilities of $832 million were available for use by UE, CIPS, CILCO and Ameren Services through our utility money pool arrangement. In addition, $600 million of this amount may be used by Ameren directly and most of our non rate-regulated affiliates including, but not limited to, Resources Company, Genco, Marketing Company, AFS, AERG and Ameren Energy through our non-state regulated subsidiary money pool arrangement. In September 2003, CILCO received final regulatory approval to participate in the utility money pool arrangement. CILCORP receives funds through direct loans from Ameren since it is not part of the non-state regulated money pool agreement. These committed credit facilities are used to support our commercial paper programs under which there were no amounts outstanding at September 30, 2003. Access to our credit facilities for all Ameren Companies is subject to reduction based on use by affiliates. In October 2003, AERG received final regulatory approval to participate in our non-state regulated subsidiary money pool arrangement and as a lender only in our utility money pool.

     UE had average short-term borrowings of $53 million and $23 million for the three and nine months ended September 30, 2003, respectively. Peak short-term borrowings for UE were $228 million for both the three and nine months ended September 30, 2003. UE was the only registrant with short-term borrowings during these periods.

     We rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. Our inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain or grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.

Financial Agreement Provisions and Covenants

     Our financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. The majority of our committed credit facilities require the borrower to represent in connection with any borrowing under the facility that no material adverse change has occurred since certain dates. Our financing arrangements do not contain credit rating triggers, except for a $100 million funded bank term loan at CILCO. At September 30, 2003, the Ameren Companies were in compliance with all material financial agreement provisions and covenants.

Debt Issuances and Redemptions

     The following table presents our issuances, redemptions and maturities of long-term debt for the nine months ended September 30, 2003 and 2002. For additional information related to the terms and uses of these issuances and the sources of funds and terms for redemptions, see Note 4 - Debt and Equity Financings to our financial statements under Item 1 of Part I of this report.


   ==========================================================================================================================
                                                                               Month Issued,
                                                                                 Redeemed,          Nine Months
                                                                              Repurchased or   -----------------------
                                                                                  Matured         2003         2002
   --------------------------------------------------------------------------------------------------------------------------
   Issuances -
      Ameren:
        5.70% Notes, due February 1, 2007.................................       January         $   -       $  100
        Senior notes, due May 15, 2007(a).................................        March              -          345
      UE:
        5.50% Senior secured notes due March 15, 2034.....................        March            184            -
        4.75% Senior secured notes due April 1, 2015......................        April            114            -
        5.10% Senior secured notes due August 1, 2018.....................        July             200            -
        5.25% Senior secured notes due September 1, 2012..................       August              -          173
      CIPS                                                                                           -            -
      Genco:
        7.95% Senior notes due June 1, 2032...............................        June               -          275
      CILCORP                                                                                        -            -
      CILCO                                                                                          -            -
   -------------------------------------------------------------------------------------------------------------------
      Total long-term debt issuances                                                             $ 498       $  893
   -------------------------------------------------------------------------------------------------------------------
   Redemptions, Repurchases and Maturities -
      Ameren                                                                                         -            -
      UE:
        8.25% First mortgage bonds due October 15, 2022...................        April          $ 104       $    -
        8.00% First mortgage bonds due December 15, 2022..................         May              85            -
        7.65% First mortgage bonds due July 15, 2003......................        July             100            -
        7.15% First mortgage bonds due August 1, 2023.....................       August             75            -
        8.75% First mortgage bonds due December 1, 2021...................      September            -          125
      CIPS:
        6.94% Series 97-1 First mortgage bonds due March 15, 2002.........        March              -            5
        6.99% Series 97-1 First mortgage bonds due March 15, 2003.........        March              5            -
        6.375% Series Z First mortgage bonds due April 1, 2003............        April             40            -
        7.50% Series X First mortgage bonds due July 1, 2007..............        April             50            -
        6.96% Series 97-1 First mortgage bonds due September 15, 2002.....      September            -            5
        6.75% Series Y First mortgage bonds due September 15, 2002........      September            -           23
      Genco                                                                                          -            -
      CILCORP(b):                                                                                    -            -
        9.375% Senior bonds due 2029......................................      September           17            -
        8.7% Senior notes due 2009........................................      September           31            -
   ---------------------------------------------------------------------------------------------------------------------



   ---------------------------------------------------------------------------------------------------------------------
                                                                               Month Issued,
                                                                                 Redeemed,              Nine Months
                                                                              Repurchased or   -------------------------
                                                                                  Matured          2003        2002
   ---------------------------------------------------------------------------------------------------------------------
    CILCO:
        6.82% First mortgage bonds due February 10, 2003..................      February            25            -
        8.20% First mortgage bonds due January 15, 2022...................        April             65            -
        7.80% Two series of first mortgage bonds due February 9, 2023.....        April             10            -
        Hallock Substation Power Modules bank loan due through 2004 ......       August              3            -
        Kickapoo Substation Power Modules bank loan due through 2004 .....       August              2            -
     Medina Valley:
        Secured term loan due June 30, 2019...............................        June              36            -
   ---------------------------------------------------------------------------------------------------------------------
      Total long-term debt redemptions, repurchases and maturities........                      $  648        $ 158
  ======================================================================================================================
     (a)  Senior  notes are a component  of  adjustable  conversion-rate  equity security units.
     (b)  In  conjunction  with  Ameren's  acquisition  of  CILCORP,   CILCORP's
          existing  debt  was  adjusted  to fair  value.  The  repurchase  above includes a redemption of $13 million of the original  principal amount of 9.375%  senior  bonds and $27  million  of the  original  principal amount of 8.7% senior notes,  along with a reduction of the fair value write-up of $8 million in aggregate.


     In October 2003, UE issued, pursuant to its September 2003 shelf registration statement, $200 million of 4.65% Senior Secured Notes due October 1, 2013. UE received net proceeds, after fees, of $198 million, which were used to repay outstanding short-term debt.

Dividends

     Ameren's Board of Directors does not set specific targets or payout parameters when declaring common stock dividends. However, the Board considers various issues including Ameren's historic earnings and cash flow, projected earnings, cash flow and potential cash flow requirements, dividend payout rates at other utilities, return on investments with similar risk characteristics, and overall business considerations. Dividends paid by Ameren to shareholders during the first nine months of 2003 were $308 million (2002 - $279 million) or $1.905 per share (2002 - $1.905). On October 10, 2003, Ameren's Board of Directors declared a quarterly common stock dividend of 63.5 cents per share payable on December 31, 2003 to shareholders of record on December 10, 2003.

     Certain of our financial agreements and corporate governance documents contain covenants and conditions that, among other things, provide restrictions on the Ameren Companies' payment of dividends. The Ameren parent company has restrictions on dividend payments if it were to defer contract adjustment payments on its equity security units. UE has restrictions on dividend payments if it were to extend interest payment periods on its subordinated debentures. CIPS has provisions restricting dividend payments based on ratios of common stock to total capitalization along with provisions related to certain operating expenses and accumulations of earned surplus. Genco's indenture includes restrictions which prohibit making any dividend payments if debt service coverage ratios are below a defined threshold. CILCORP has restrictions in the event leverage ratio and interest coverage ratio thresholds are not met, if CILCORP's senior long-term debt does not have specified ratings as described in its indenture. CILCO has restrictions on dividend payments relative to the ratio of its balance of retained earnings to the annual dividend requirement on its preferred stock and amounts to be set aside for any sinking fund retirement of Class A Preferred Stock. In addition, CILCO's dividends cannot exceed $45 million during any given annual period.

     The following table presents dividends paid directly or indirectly to Ameren by its subsidiaries for the nine months ended September 30, 2003 and 2002:


   ===================================================================================================================
                                                                                       2003               2002
   -------------------------------------------------------------------------------------------------------------------
   UE........................................................................        $  224             $  224
   CIPS......................................................................            54                 47
   Genco.....................................................................            22                 12
   CILCORP (holding company only)(a).........................................           (34)                 -
   CILCO.....................................................................            44                 28
   Non-registrants...........................................................             -                  1
   -------------------------------------------------------------------------------------------------------------------
                                                                                     $  310             $  312
   ===================================================================================================================
    (a)  Indicates funds retained from CILCO dividend.

Off-Balance Sheet Arrangements

     At September 30, 2003, neither Ameren, nor any of its subsidiaries, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.


OUTLOOK

     We expect the following industry-wide trends and company-specific issues to impact earnings in 2004 and beyond:

o Economic conditions, which principally impact native load demand, particularly from our industrial customers, have been weak for the past few years, but have recently had some improvement with a 1% increase in industrial sales for the first nine months of 2003.
o We have historically achieved weather-adjusted growth in our native electric residential and commercial load of approximately 2% per year and expect this trend to continue.
o Electric rates in UE's, CIPS' and CILCO's Illinois service territories are legislatively fixed through January 1, 2007 and an electric rate case settlement in UE's Missouri service territory has resulted in reductions of $50 million on April 1, 2002, and $30 million on April 1, 2003 with an additional $30 million reduction required for April 1, 2004. In addition, electric rates in Missouri cannot change prior to July 1, 2006, subject to certain exclusions outlined in UE's rate settlement.
o Power prices in the Midwest impact the amount of revenues UE, Genco and AERG can generate by marketing any excess power into the interchange markets. Power prices in the Midwest also impact the cost of our CILCO power CILCO purchases in the interchange markets. Long-term power prices continue to be generally soft in the Midwest, despite the fact that power prices in 2003 strengthened significantly relative to 2002 due in part to higher prices for natural gas.
o Increased expenses associated with rising employee benefit costs and higher insurance and security costs associated with additional measures UE has taken, or may have to take, at its Callaway nuclear plant and other operating plants related to world events.
o UE's Callaway nuclear plant will have a refueling outage in the spring of 2004, which is expected to last 40-45 days, and will increase maintenance and purchased power costs, and reduce the amount of excess power available for sale. Refueling outages occur approximately every 18 months and have historically reduced net earnings at Ameren and UE by $15 to $20 million. UE's 2005 refueling outage is expected to last 70 days due to the installation of new steam generator units during the refueling.
o UE is pursuing an annual gas rate increase of $27 million in Missouri. In October 2003, the MoPSC staff recommended an annual gas rate increase of approximately $11 million. Settlement discussions are ongoing with hearings scheduled for January 2004 and a decision expected by April 2004. In October 2003, the ICC issued orders awarding CILCO an increase in annual gas rates of $9 million and awarding CIPS and UE increases in annual gas rates of $7 million and $2 million, respectively. See Note 3 - Rate and Regulatory Matters to our financial statements under Item 1 of Part I of this report for additional information.
o Upon entering the Midwest ISO, UE expects to receive a refund of $13 million and CIPS expects to receive a refund of $5 million for fees paid originally to exit the Midwest ISO; however, Ameren, UE and CIPS will incur higher ongoing operation costs. See Note 3 - Rate and Regulatory Matters to our financial statements under Item 1 of Part I of this report for additional information.

o Integration of the CILCORP acquisition continues and Ameren, CILCORP and CILCO expect to realize synergies associated with reduced overhead expenses and lower fuel costs.

     During the second and third quarters of 2003, we entered into new four-year labor agreements with the IBEW and the IUOE representing eleven bargaining units covering approximately 70% of Ameren's entire workforce (UE - six units covering 65%; CIPS - one unit covering 70%; Genco - two units covering 70%). The new agreements include no wage increase for year one of the agreements, 3.5% increases for both years two and three, and increases of 3.25% for year four. In addition, the agreements include a pension supplement, more flexible work rules and a change to employee medical benefits resulting in employees paying a greater portion of future benefit cost increases.

     At December 31, 2002, we recorded a minimum pension liability of $102 million, after taxes, which resulted in a charge to Accumulated OCI and a reduction in stockholders' equity. UE, CIPS and Genco's portion of the minimum pension liability was $62 million, $13 million and $6 million, after-tax, respectively. CILCORP and CILCO have recorded a minimum pension liability of $61 million and $30 million, respectively. Based on changes in interest rates, we expect to change our actuarial assumptions for our pension plan at December 31, 2003, which could result in a requirement to record an additional minimum pension liability.

     In the ordinary course of business, we evaluate strategies to enhance our financial position, results of operations and liquidity. These strategies may include potential acquisitions, divestitures, and opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase Ameren's shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity, however the impact could be material.


REGULATORY MATTERS

     See Note 3 - Rate and Regulatory Matters to our financial  statements under
Item 1 of Part I of this report for information.


ACCOUNTING MATTERS

Critical Accounting Policies

     Preparation of the financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. Our application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference from Ameren's 2002 Annual Report to Shareholders into Ameren's Annual Report on Form 10-K for the period ended December 31, 2002 and that is contained in the other Ameren Companies' 2002 Annual Reports on Form 10-K for a discussion of the critical accounting policies that we believe are most difficult, subjective or complex. In the discussion below, we have outlined an additional accounting policy that has developed due to our acquisition of CILCORP. A future change in the assumptions or judgments applied in determining the following matter, among others, could have a material impact on future financial results.


   Accounting Policy                                    Uncertainties Affecting Application
   -----------------                                    -----------------------------------
   Leveraged Leases
      We account for our investment in leveraged        o   Market conditions of the industry of the leased asset that
      leases in accordance with SFAS No. 13,                might affect the residual value at the end of the lease
      "Accounting for Leases."  As required by SFAS         terms. This would include: the real estate markets where
      13, we periodically review the estimated              each of the assets are located; the rail industry; the
      residual value as well as all other important         aerospace industry; and energy market.
      assumptions affecting estimated total net
      income from the leases. SFAS 13 requires the
      rate of return and total income of a lease to be
      recalculated if there is a permanent decline in
      the estimated residual value below the value
      currently used to calculate income.


    Basis for Judgment
    ------------------

     We determine whether the residual value has been "permanently impaired" based on an internal review as well as a periodic third party review of the residual value.


Impact of Future Accounting Pronouncements

     See Note 1 - Summary of Significant Accounting Policies to our financial statements under Item 1 of Part I of this report for information.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables such as interest rates. The following discussion of our risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. We handle market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following discussion.

     Our risk management objective is to optimize our physical generating assets within prudent risk parameters. Our risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with:

o    long-term and short-term variable-rate debt;
o    fixed-rate debt;
o    commercial paper;
o    auction-rate long-term debt; and
o    auction-rate preferred stock.

     We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates.

     The following table presents the estimated increase (decrease) in our annual interest expense and net income if interest rates were to change by 1% on debt outstanding at September 30, 2003:


   ===================================================================================================================
                                                                                  Interest Expense    Net Income(a)
   -------------------------------------------------------------------------------------------------------------------
   Ameren..............................................................              $  9                $  (5)
   UE..................................................................                 7                   (5)
   CIPS................................................................                 1                    -
   Genco...............................................................                 -                    -
   CILCORP.............................................................                 2                   (1)
   CILCO...............................................................                 2                   (1)
   ===================================================================================================================
    (a)  Calculations are based on an effective tax rate of 39%.

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

Credit Risk

     Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. NYMEX-traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. On all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties in the transaction.

     Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising our customer base. No non-affiliated customer represents greater than 10%, in the aggregate or per specific company, of our accounts receivable. Our revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. UE and Genco have credit exposure associated with accounts receivables from non-affiliated companies for interchange sales. At September 30, 2003, UE's and Genco's combined credit exposure to non-investment grade counterparties related to interchange sales was $4 million, net of collateral. We establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management such as letters of credit and parental guarantees. We also analyze each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts and monitor counterparty exposure associated with our leveraged leases. As of September 30, 2003, we had approximately $166 million invested in leveraged leases, primarily at CILCORP.

Equity Price Risk

     Our costs of providing non-contributory defined benefit retirement and post-retirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of our plan assets has been affected by declines in the equity market since 2000 for the pension and post-retirement plans. As a result, at December 31, 2002, we recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The minimum pension liability was recorded at December 31, 2002 which resulted in a charge to Accumulated OCI and a reduction in stockholders' equity. The minimum pension liability has not changed as of September 30, 2003. The following table presents the minimum pension liability amounts, after taxes, as of September 30, 2003:


   ===================================================================================================================
                                                                                         September 30, 2003
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a)................................................................                   $  102
   UE.......................................................................                       62
   CIPS.....................................................................                       13
   Genco....................................................................                        6
   CILCORP(b)...............................................................                       61
   CILCO....................................................................                       30
   ===================================================================================================================
     (a)  Excludes  amounts  for  CILCORP  and  CILCO,  which  were prior to the acquisition date of January 31, 2003.
     (b)  Represents predecessor information.


     The amount of the liability was the result of asset returns experienced through 2002, interest rates and our contributions to the plans during 2002. In future years, the liability recorded, the costs reflected in net income, or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of our assumed return on plan assets of 8.5%. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored in the Consolidated Balance Sheet.

     UE also maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. By maintaining a portfolio that includes long-term equity investments, UE seeks to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the portfolio are exposed to price fluctuations in equity markets and the fixed-rate, fixed-income securities are exposed to changes in interest rates. UE actively monitors the portfolio by benchmarking the performance of our investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of the trusts to various investment options. UE's exposure to equity price market risk is, in large part, mitigated, due to the fact that it is currently allowed to recover decommissioning costs in its rates.

Fair Value of Contracts

     We utilize derivatives  principally to manage the risk of changes in market
prices  for  natural  gas,  fuel,   electricity  and  emission  credits.   Price
fluctuations in natural gas, fuel and electricity cause:

o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
o market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities in inventory under firm commitment; and
o actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 6 - Derivative Financial Instruments to our financial statements under Item 1 of Part I of this report for further information.

     The following tables present the favorable (unfavorable) changes in the fair value of all contracts marked-to-market during the three and nine months ended September 30, 2003:


   ===================================================================================================================
   Three months                                          Ameren (a)     UE       CIPS        CILCORP         CILCO
   -------------------------------------------------------------------------------------------------------------------
   Fair value of contracts                                $   1       $   3     $  -         $   -         $   1
      at beginning of period, net.................
     Contracts realized or
        otherwise settled during the period.......            -           -        -             -             -
     Changes in fair values attributable
        to changes in valuation techniques
        and assumptions...........................            -           -        -             -             -
     Fair value of new contracts entered
        into during the period....................            -           -        -             -             -
     Other changes in fair value..................            3           -       (3)            -             1
   -------------------------------------------------------------------------------------------------------------------
   Fair value of contracts outstanding
      at end of period, net.......................        $   4       $   3     $ (3)        $   -         $   2
   ===================================================================================================================
      (a) Includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.

   ===================================================================================================================
   Nine months                                           Ameren(a)      UE       CIPS        CILCORP(b)      CILCO(b)
   -------------------------------------------------------------------------------------------------------------------
   Fair value of contracts                                $   7       $   6     $  -          $  -         $   2
      at beginning of period, net.................
     Contracts realized or
        otherwise settled during the period.......           (4)          -        -             -            (6)
     Changes in fair values attributable
        to changes in valuation techniques
        and assumptions...........................            -           -        -             -             -
     Fair value of new contracts entered
        into during the period....................            -           -        -             -             -
     Other changes in fair value..................            1          (3)      (3)            -             6
   -------------------------------------------------------------------------------------------------------------------
   Fair value of contracts outstanding
      at end of period, net.......................        $   4       $   3     $ (3)         $  -         $   2
   ===================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003 and  includes  amounts for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  Includes  January  2003  predecessor  information,  which was zero for
          CILCORP and $2 million for CILCO..

                                      73

     The following table presents maturities of contracts as of September 30, 2003:


   ===================================================================================================================
                                            Maturity                                    Maturity in
                                            less than    Maturity 1-3   Maturity 4-5    excess of 5     Total fair
           Sources of fair value             1 year          years          years          years         value(a)
   ------------------------------------------------------------------------------------------------------------------
   Ameren
   Prices actively quoted.............       $   4          $    -         $   -          $   -            $   4
   Prices  provided  by  other  external
      sources(b)......................          (5)             (2)            -              -               (7)
   Prices  based  on  models  and  other
      valuation methods(c)............           6               2            (1)             -                7
   -------------------------------------------------------------------------------------------------------------------
   Total..............................       $   5          $    -         $  (1)         $   -            $   4
   ===================================================================================================================

   ===================================================================================================================
   UE
   Prices actively quoted.............       $   -          $    -         $   -          $   -            $   -
   Prices  provided  by  other  external
      sources(b)......................          (1)             (1)            -              -               (2)
   Prices  based  on  models  and  other
      valuation methods(c)............           5               1            (1)             -                5
   -------------------------------------------------------------------------------------------------------------------
   Total..............................       $   4          $    -         $  (1)         $   -            $   3
   ===================================================================================================================

   ===================================================================================================================
   CIPS
   Prices actively quoted.............       $   -          $    -         $   -          $   -            $   -
   Prices  provided  by  other  external
      sources(b)......................          (2)             (1)            -              -               (3)
   Prices  based  on  models  and  other
      valuation methods(c)............           -               -             -              -                -
   -------------------------------------------------------------------------------------------------------------------
   Total..............................       $  (2)         $   (1)        $   -          $   -            $  (3)
   ===================================================================================================================

   ===================================================================================================================
   CILCORP
   Prices actively quoted ............       $   -          $    -         $   -          $   -            $   -
   Prices  provided  by  other  external
      sources(b)......................           -               -             -              -                -
   Prices  based  on  models  and  other
      valuation methods(c)............           -               -             -              -                -
   -------------------------------------------------------------------------------------------------------------------
   Total                                     $   -          $    -         $   -          $   -            $   -
   ===================================================================================================================

   ===================================================================================================================
   CILCO
   Prices actively quoted ............       $   2          $    -         $   -          $   -            $   2
   Prices  provided  by  other  external
      sources(b)......................           -               -             -              -                -
   Prices  based  on  models  and  other
      valuation methods(c)............           -               -             -              -                -
   -------------------------------------------------------------------------------------------------------------------
   Total                                     $   2          $    -         $   -          $   -            $   2
   ===================================================================================================================

(a) Contracts of less than $1 million were with non-investment-grade rated counterparties.
(b) Principally power forward values based on NYMEX prices for over-the-counter contracts and natural gas swap values based primarily on Inside FERC.
(c) Principally coal and sulfur dioxide option values based on a Black-Scholes model that includes information from external sources and our estimates. Also includes power forward values based on our estimates.

ITEM 4.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     As of September 30, 2003, the principal executive officer and principal financial officer of each registrant have evaluated the effectiveness of the design and operation of such registrant's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act). Based upon that evaluation, the principal executive officer and principal financial officer of each such registrant have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to such registrant, which is required to be included in such registrant's reports filed or submitted with the SEC under the Exchange Act.

     (b) Change in Internal Controls

     There has been no significant change in the registrants' internal control over financial reporting that occurred during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings and others, could cause actual results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the effects of the stipulation and agreement relating to the UE Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC-approved RTO, including activities associated with the Midwest ISO;
o the availability of fuel for the production of electricity, such as coal and natural gas, and purchased power and natural gas for distribution, and the level and volatility of future market prices for such commodities, including the ability to recover any increased costs;
o    the use of financial and derivative instruments;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    operation of nuclear power facilities and decommissioning costs;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefit costs, including changes in returns on benefit plan assets;

o disruptions of the capital markets or other events making our access to necessary capital more difficult or costly;
o competition from other generating facilities, including new facilities that may be developed;
o    difficulties in integrating CILCO with Ameren's other businesses;
o changes in the coal markets, environmental laws or regulations or other factors adversely impacting synergy assumptions in connection with the CILCORP acquisition;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made by Ameren; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     Reference is made to Item 1. Legal Proceedings in Part II of Genco's Form 10-Q for the quarterly period ended June 30, 2003 for a discussion of a complaint filed in July 2003 by Genco and its parent company, Development Company, in the Circuit Court of Cook County, Illinois against the Village of Bartlett, Illinois, the Village Trustees, and Realen Homes, L.P. seeking a declaratory judgment and/or writ of certiorari to invalidate certain annexation and rezoning decisions by the Village which could impact Genco's combustion turbine generating units located in Elgin, Illinois. On August 28, 2003, both the Village of Bartlett and Realen Homes, L.P. filed motions to dismiss various counts of the complaint. On October 15, 2003, Genco and Development Company filed an amended complaint. On November 7, 2003, both the Village of Bartlett and Realen Homes, L.P. filed motions to dismiss the amended complaint. In a related matter, on October 28, 2003, Genco filed a rulemaking proceeding before the Illinois Pollution Control Board seeking site specific noise limitations for its combustion turbine generating units in Elgin, Illinois. The new limitations, if adopted by the Illinois Pollution Control Board, would allow Genco to meet Illinois noise requirements in a newly proposed residential area.

     Note 3 - Rate and Regulatory Matters and Note 8 - Commitments and Contingencies to our financial statements under Item 1 of Part I of this report contain additional information on legal and administrative proceedings which are incorporated by reference under this item.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  (i) Exhibits filed herewith.

               10.1 - Contribution Agreement between CILCO and AERG.

               10.2 - Power Supply Agreement between AERG and CILCO.

               10.3 - Second  Amended  Ameren  Corporation  System Utility Money
                      Pool Agreement.

               10.4 - Ameren Corporation System Non-State  Regulated  Subsidiary
                      Money Pool Agreement.

               31.1 - Rule  13a  -14(a)/15d-14(a)  Certification  of  Principal
                      Executive Officer of Ameren Corporation (required by
                      Section 302 of the Sarbanes-Oxley Act of 2002).

               31.2 - Rule   13a-14(a)/15d-14(a)   Certification  of  Principal
                      Financial Officer of Ameren Corporation (required by
                      Section 302 of the Sarbanes-Oxley Act of 2002).

               31.3 - Rule  13a  -14(a)/15d-14(a)  Certification  of  Principal
                      Executive Officer of UE (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               31.4 - Rule   13a-14(a)/15d-14(a)   Certification  of  Principal
                      Financial Officer of UE (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               31.5 - Rule  13a  -14(a)/15d-14(a)  Certification  of  Principal
                      Executive Officer of CIPS (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               31.6 - Rule   13a-14(a)/15d-14(a)   Certification  of  Principal
                      Financial Officer of CIPS (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               31.7 - Rule  13a  -14(a)/15d-14(a)  Certification  of  Principal
                      Executive Officer of Genco (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               31.8 - Rule   13a-14(a)/15d-14(a)   Certification  of  Principal
                      Financial Officer of Genco (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               31.9 - Rule  13a  -14(a)/15d-14(a)  Certification  of  Principal
                      Executive Officer of CILCORP (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               31.10- Rule   13a-14(a)/15d-14(a)   Certification  of  Principal
                      Financial Officer of CILCORP (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               31.11- Rule  13a  -14(a)/15d-14(a)  Certification  of  Principal
                      Executive Officer of CILCO (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               31.12- Rule   13a-14(a)/15d-14(a)   Certification  of  Principal
                      Financial Officer of CILCO (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               32.1 - Section 1350 Certification of Principal  Executive Officer
                      of Ameren Corporation (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.2 - Section 1350 Certification of Principal  Financial Officer
                      of Ameren Corporation (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.3 - Section 1350 Certification of Principal  Executive Officer
                      of UE (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.4 - Section 1350 Certification of Principal  Financial Officer
                      of UE (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.5 - Section 1350 Certification of Principal  Executive Officer
                      of CIPS (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.6 - Section 1350 Certification of Principal  Financial Officer
                      of CIPS (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.7 - Section 1350 Certification of Principal  Executive Officer
                      of Genco (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.8 - Section 1350 Certification of Principal  Financial Officer
                      of Genco (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.9 - Section 1350 Certification of Principal Executive Officer
                      of CILCORP (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.10- Section 1350 Certification of Principal  Financial Officer
                      of CILCORP (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.11- Section 1350 Certification of Principal  Executive Officer
                      of CILCO (required by Section 906 of the Sarbanes-Oxley Act of 2002).

               32.12- Section 1350 Certification of Principal  Financial Officer
                      of CILCO (required by Section 906 of the Sarbanes-Oxley Act of 2002).

(a) (ii) Exhibits incorporated by reference.

               4.1  - UE Company  Order dated October 7, 2003  establishing  the
                      4.65% Senior Secured Notes due 2013 (UE Form 8-K dated October 7, 2003, Exhibit 4.2).

               4.2  - Supplemental Indenture dated October 1, 2003 to Indenture of Mortgage and Deed of Trust dated June 15, 1937, as amended, from UE to The Bank of New York, as successor trustee, relating to First Mortgage Bonds, Senior Notes Series EE, 4.65% due 2013 (UE Form 8-K dated October 7, 2003, Exhibit 4.4).

     (b) Reports on Form 8-K. The Ameren Companies filed the following reports on Form 8-K during the quarterly period ended September 30, 2003:

   ===================================================================================================================
                                                                                   Items       Financial Statements
                                     Date of Report                              Reported              Filed
   -------------------------------------------------------------------------------------------------------------------
   Ameren:
            July 17, 2003...............................................             5                 None
            July 30, 2003...............................................           7, 12                (a)
   -------------------------------------------------------------------------------------------------------------------
   UE:
            July 28, 2003...............................................           5, 7                None
   -------------------------------------------------------------------------------------------------------------------
   CIPS:
            None
   -------------------------------------------------------------------------------------------------------------------
   Genco:
            None
   -------------------------------------------------------------------------------------------------------------------
   CILCORP/CILCO:
            None
   ===================================================================================================================
     (a)  Unaudited  consolidated  operating  statistics  for the  three and six months ended June 30, 2003 and 2002,  consolidated Balance Sheet as of
          June 30, 2003 and  December 31, 2002,  and  consolidated  Statement of
          Cash Flows for the six months ended June 30, 2003 and 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.



                                       AMEREN CORPORATION
                                          (Registrant)

                                      /s/ Martin J. Lyons
                               --------------------------------------
                                          Martin J. Lyons
                                   Vice President and Controller

                                  (Principal Accounting Officer)




                                    UNION ELECTRIC COMPANY
                                         (Registrant)

                                    /s/ Martin J. Lyons
                               --------------------------------------
                                        Martin J. Lyons
                                  Vice President and Controller

                                 (Principal Accounting Officer)




                               CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                             (Registrant)

                                       /s/ Martin J. Lyons
                               ---------------------------------------
                                           Martin J. Lyons
                                  Vice President and Controller

                                 (Principal Accounting Officer)




                                  AMEREN ENERGY GENERATING COMPANY
                                            (Registrant)

                                       /s/ Martin J. Lyons
                                ---------------------------------------
                                           Martin J. Lyons
                                    Vice President and Controller

                                   (Principal Accounting Officer)

                                             CILCORP Inc.
                                             (Registrant)

                                         /s/ Martin J. Lyons
                                ----------------------------------------
                                             Martin J. Lyons
                                      Vice President and Controller

                                     (Principal Accounting Officer)




                                    Central Illinois Light Company
                                              (Registrant)

                                         /s/ Martin J. Lyons
                                ----------------------------------------
                                             Martin J. Lyons
                                      Vice President and Controller

                                     (Principal Accounting Officer)




Date:  November 14, 2003