Form 10-K
period 2003-12-31
UNION ELECTRIC CO; CENTRAL ILLINOIS LIGHT CO; CENTRAL ILLINOIS PUBLIC SERVICE CO; CILCORP INC; AMEREN CORP; AMERENENERGY GENERATING CO
filed 2004-03-09
CIK 100826, 18651, 18654, 762129, 1002910, 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              (X) Annual report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  for the fiscal year ended December 31, 2003

                                       OR

              ( ) Transition report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  for the transition period from _______ to _______.

                               Exact Name of Registrant as specified in its charter;
         Commission            State of Incorporation;                                  IRS Employer
         File Number           Address and Telephone Number                             Identification No.
         -----------           ----------------------------                             -----------------
         1-14756               Ameren Corporation                                             43-1723446
                               (Missouri Corporation)
                               1901 Chouteau Avenue
                               St. Louis, Missouri 63103
                               (314) 621-3222

         1-2967                Union Electric Company                                         43-0559760
                               (Missouri Corporation)
                               1901 Chouteau Avenue
                               St. Louis, Missouri 63103
                               (314) 621-3222

         1-3672                Central Illinois Public Service Company                        37-0211380
                               (Illinois Corporation)
                               607 East Adams Street
                               Springfield, Illinois 62739
                               (217) 523-3600

         333-56594             Ameren Energy Generating Company                               37-1395586
                               (Illinois Corporation)
                               1901 Chouteau Avenue
                               St. Louis, Missouri 63103
                               (314) 621-3222

         2-95569               CILCORP Inc.                                                   37-1169387
                               (Illinois Corporation)
                               300 Liberty Street
                               Peoria, Illinois 61602
                               (309) 677-5230

         1-2732                Central Illinois Light Company                                 37-0211050
                               (Illinois Corporation)
                               300 Liberty Street
                               Peoria, Illinois 61602
                               (309) 677-5230

 Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

     Each of the following classes or series of securities is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 and is registered on the New York Stock Exchange.

         Registrant                                           Title of each class
         ----------                                           -------------------
         Ameren Corporation                                   Common Stock, $0.01 par value per share and
                                                              Preferred Share Purchase Rights; Normal Units
         Union Electric Company                               Preferred Stock, cumulative, no par value,
                                                                  Stated value $100 per share -
                                                                  $4.56 Series
                                                                  $4.50 Series
                                                                  $4.00 Series
                                                                  $3.50 Series
         Central Illinois Light Company                       Preferred Stock, cumulative, $100 par value per share -
                                                                  4 1/2% Series

 Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

         Registrant                                           Title of each class
         ----------                                           -------------------
         Central Illinois Public Service Company              Preferred Stock, cumulative, $100 par value per share -
                                                                  6.625% Series
                                                                  5.16% Series
                                                                  4.92% Series
                                                                  4.90% Series
                                                                  4.25% Series
                                                                  4.00% Series
                                                              Depository Shares, each representing one-fourth of a
                                                                  share of 6.625% Preferred Stock, cumulative,
                                                                  $100 par value per share

     Ameren Energy Generating Company and CILCORP Inc. do not have securities registered under either Section 12(b) or 12(g) of the Securities Exchange Act of 1934.

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     Ameren Corporation                                       ( )
     Union Electric Company                                   ( )
     Central Illinois Public Service Company                  ( )
     Ameren Energy Generating Company                         (X)
     CILCORP Inc.                                             (X)
     Central Illinois Light Company                           ( )

     Indicate by check mark whether each Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

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


     As of June 30, 2003, Ameren Corporation had 161,661,514 shares of its $0.01 par value common stock outstanding. The aggregate market value of these shares of common stock (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $7,129,272,767. The shares of common stock of the other Registrants were held by affiliates as of June 30, 2003.

     The number of shares outstanding of each Registrant's classes of common stock as of February 13, 2004 was as follows:

     Ameren Corporation                                       Common stock, $.01 par value - 182,025,564

     Union Electric Company                                   Common stock, $5 par value, held by Ameren
                                                              Corporation (parent company of the Registrant)-
                                                              102,123,834

     Central Illinois Public Service Company                  Common stock, no par value, held by Ameren
                                                              Corporation (parent company of the Registrant)-
                                                              25,452,373

     Ameren Energy Generating Company                         Common stock, no par value, held by Ameren Energy
                                                              Development Company (parent company of the Registrant
                                                              and indirect subsidiary of Ameren Corporation)- 2,000

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statements of Ameren Corporation, Union Electric Company, Central Illinois Public Service Company and Central Illinois Light Company for the 2004 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

                         OMISSION OF CERTAIN INFORMATION

     Ameren Energy Generating Company and CILCORP Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

     This combined Form 10-K is separately filed by Ameren Corporation, Union Electric Company, Central Illinois Public Service Company, Ameren Energy Generating Company, CILCORP Inc. and Central Illinois Light Company. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

     Prior to the quarterly report on Form 10-Q for the period ended September 30, 2003, separate filings were made by each Registrant, except CILCORP Inc. and Central Illinois Light Company, which made a combined filing. Ameren Corporation and its subsidiaries changed to a combined filing in order to improve disclosure and to simplify administrative processes.



                                TABLE OF CONTENTS
                                                                                                          Page
                                                                                                          ----
GLOSSARY OF TERMS AND ABBREVIATIONS.....................................................................    5

Forward-looking Statements.............................................................................     8

PART I
Item   1    Business
                    General.............................................................................    9
                    Capital Program and Financing.......................................................    9
                    Rates and Regulation................................................................   10
                    Supply for Electric Power...........................................................   12
                    Natural Gas Supply for Distribution.................................................   14
                    Industry Issues.....................................................................   15
                    Risk Factors........................................................................   15
                    Operating Statistics................................................................   22
                    Available Information...............................................................   23
Item   2    Properties..................................................................................   24
Item   3    Legal Proceedings...........................................................................   27
Item   4    Submission of Matters to a Vote of Security Holders.........................................   27

Executive Officers of the Registrants (Item 401(b) of Regulation S-K)...................................   27

PART II
Item   5    Market for Registrants' Common Equity and Related
                    Stockholder Matters.................................................................   37
Item   6    Selected Financial Data.....................................................................   37
Item   7    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...........................................................   40
Item   7A   Quantitative and Qualitative Disclosures About Market Risk..................................   71
Item   8    Financial Statements and Supplementary Data.................................................   77
Item   9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................  177
Item   9A   Controls and Procedures.....................................................................  178

PART III
Item   10   Directors and Executive Officers of the Registrants.........................................  178
Item   11   Executive Compensation......................................................................  179
Item   12   Security Ownership of Certain Beneficial Owners
                    and Management and Related Stockholder Matters......................................  179
Item   13   Certain Relationships and Related Transactions..............................................  179
Item   14   Principal Accountant Fees and Services......................................................  179

PART IV
Item   15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................  180

SIGNATURES .............................................................................................  183

EXHIBIT INDEX ..........................................................................................  189

     This Form 10-K contains "forward-looking"  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included at page 8 of this Form 10-K under the heading Forward-looking Statements. Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects" and similar expressions.

                       GLOSSARY OF TERMS AND ABBREVIATIONS

AERG - AmerenEnergy Resources Generating Company, a subsidiary of CILCO, which operates a non rate-regulated electric generation business in Illinois and which was formerly known as Central Illinois Generation, Inc.

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

APB - Accounting Principles Board.

Btu - British Thermal Unit, which is a standard unit for measuring the quantity of heat energy required to raise the temperature of one pound of water by one degree Fahrenheit.

CERCLA (Superfund) - Comprehensive Environmental Response Compensation Liability
Act  of  1980,  which  is  federal  environmental   legislation  that  addresses
remediation of contaminated sites.

CILCO - Central Illinois Light Company, a subsidiary of CILCORP, which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. CILCO owns all the common stock of AERG.

CILCORP - CILCORP Incorporated, a subsidiary of Ameren Corporation, which operates as a holding company for CILCO.

CIPS  -  Central  Illinois  Public  Service  Company,  a  subsidiary  of  Ameren
Corporation,   which  operates  a   rate-regulated   electric  and  natural  gas
transmission and distribution business in Illinois as AmerenCIPS.

CIPSCO - CIPSCO Incorporated, the former parent of CIPS.

Cooling Degree Days - The summation of positive differences between the mean daily temperature and the 65o Fahrenheit base. This statistic is useful as an indicator of demand for electricity for summer space cooling for residential and commercial customers.

CT - Combustion turbine generation equipment.

Development Company - Ameren Energy Development Company, a subsidiary of Resources Company, which develops and constructs generating facilities for Genco.

DOE - Department of Energy, a governmental agency of the United States of America.

DOJ - Department of Justice, a governmental agency of the United States of America.

DRPlus - Ameren Corporation's dividend reinvestment and stock purchase plan.

Dynegy - Dynegy Inc., the indirect parent company of Illinois Power.

EEI - Electric Energy, Inc., a 60%-owned subsidiary of Ameren Corporation, which is 40% owned by UE and 20% owned by Resources Company, which operates electric generation and transmission facilities in Illinois.

EITF - Emerging Issues Task Force, an organization that is designed to assist the FASB in improving financial reporting through the identification, discussion and resolution of financial issues within the framework of existing authoritative literature.

EPA - Environmental Protection Agency, a governmental agency of the United States of America.

ERISA - Employee Retirement Income Security Act of 1974, as amended.

Exchange Act - Securities Exchange Act of 1934, as amended.

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards in the United States of America.

FERC - Federal Energy Regulatory Commission, a governmental agency of the United States of America that, among other things, regulates interstate transmission and wholesale sales of electricity and gas and related matters.

FIN  -  FASB  Interpretation  intended  to  clarify  accounting   pronouncements
previously issued by the FASB.

Fitch - Fitch Ratings, a leading global rating agency.

GAAP - Generally accepted accounting principles in the United States of America.

Genco - Ameren Energy Generating Company, a subsidiary of Development Company, which operates a non rate-regulated electric generation business in Illinois and Missouri.

GridAmerica Companies - UE, CIPS, American Transmission Systems, Inc., a subsidiary of FirstEnergy Corp., and Northern Indiana Public Service Company, a subsidiary of NiSource, Incorporated.

Heating Degree Days - The summation of negative differences between the mean daily temperature and the 65o Fahrenheit base. This statistic is useful as an indicator of demand for electricity and natural gas for winter space heating for residential and commercial customers.

IBEW - International Brotherhood of Electrical Workers.

ICC - Illinois Commerce Commission, a state agency that regulates the Illinois utility businesses and operations of UE, CIPS and CILCO.

Illinois Customer Choice Law - Illinois Electric Service Customer Choice and Rate Relief Law of 1997, which provides for electric utility restructuring and introduces competition into the retail supply of electric energy in Illinois.

Illinois Power - Illinois Power Company, a wholly owned subsidiary of Illinova Corporation, which is a subsidiary of Dynegy.

ITC - Independent Transmission Company.

IUOE - International Union of Operating Engineers.

MAIN - Mid-America Interconnected Network, Inc., one of the regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply.

Marketing Company - Ameren Energy Marketing Company, a subsidiary of Resources Company, which markets power for periods primarily over one year.

Medina Valley - AmerenEnergy Medina Valley Cogen (No. 4), LLC and its subsidiaries, which are subsidiaries of Resources Company, which indirectly own a 40 megawatt, gas-fired electric generation plant.

MGP - Manufactured Gas Plant.

Midwest ISO - Midwest Independent System Operator.

MMBtu - One million Btus.

Moody's - Moody's Investors Service, Inc., a leading global rating agency.

MoPSC - Missouri Public Service Commission, a state agency that regulates the Missouri utility business and operations of UE.

NOPR - Notice of Proposed Rulemaking issued by the FERC.

NOx - Nitrogen oxide.

NRC - Nuclear Regulatory Commission, a governmental agency of the United States of America.

NSR - New Source Review programs under the federal Clean Air Act.

NYMEX - New York Mercantile Exchange.

OATT -  Open Access Transmission Tariff.

OCI - Other Comprehensive Income (Loss) as defined by GAAP.

Peak Day Throughput - The maximum daily quantity of gas used during a stated period of time, such as a year.

PGA - Purchased Gas Adjustment tariffs, which impact UE, CIPS and CILCO natural gas utility customers.

PUHCA - Public Utility Holding Company Act of 1935, as amended.

Resources  Company - Ameren  Energy  Resources  Company,  a subsidiary of Ameren
Corporation,   which  consists  of  non  rate-regulated  operations,   including
Development Company, Genco, Marketing Company, AFS and Medina Valley.

RTO - Regional Transmission Organization.

S&P - Standard and Poor's Inc., a leading global rating agency.

SEC - Securities and Exchange Commission, a governmental agency of the United States of America.

SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.

SO2 - Sulfur dioxide.

UE - Union Electric Company, a subsidiary of Ameren Corporation, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.

     When we refer to our, we or us, it indicates that the referenced information relates to all Ameren Companies. When we refer to financing or acquisition activities, we are defining Ameren as the parent holding company. When appropriate, subsidiaries of Ameren are specifically referenced in order to distinguish among their different business activities.

FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the closing and timing of Ameren's acquisition of Illinois Power and the impact of any conditions imposed by regulators in connection with their approval thereof;
o the effects of the stipulation and agreement relating to the UE Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policy;
o the impact on the company of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the company's business at both the state and federal levels;
o the effects of participation in a FERC-approved RTO, including activities associated with the Midwest ISO;
o the availability of fuel for the production of electricity, such as coal and natural gas, and purchased power and natural gas for distribution, and the level and volatility of future market prices for such commodities, including the ability to recover any increased costs;
o    the use of financial and derivative instruments;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards and the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o actions of ratings agencies and the effects of such actions; weather conditions; generation plant construction, installation and performance; operation of nuclear power facilities and decommissioning costs;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefits costs, including changes in returns on benefit plan assets;
o disruptions of the capital markets or other events making the company's access to necessary capital more difficult or costly;
o competition from other generating facilities, including new facilities that may be developed;
o difficulties in integrating CILCO and Illinois Power with Ameren's other businesses;
o changes in the coal markets, environmental laws or regulations, or other factors adversely impacting synergy assumptions in connection with the CILCORP and Illinois Power acquisitions;
o cost and availability of transmission capacity for the energy generated by the company's generating facilities or required to satisfy energy sales made by the company;
o    and legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Ameren, headquartered in St. Louis, Missouri, is a public utility holding company registered with the SEC under the PUHCA. Ameren's primary asset is the common stock of its subsidiaries. Ameren's subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas distribution businesses and non rate-regulated electric generation businesses in Missouri and Illinois. Dividends on Ameren's common stock are dependent on distributions made to it by its subsidiaries. Ameren's principal subsidiaries are listed below. See Note 1 - Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report for a more detailed description of the Ameren Companies.

o    UE,  also  known as  Union  Electric  Company,  operates  a  rate-regulated
     electric  generation,   transmission  and  distribution   business,  and  a
     rate-regulated natural gas distribution business in Missouri and Illinois.

o CIPS, also known as Central Illinois Public Service Company, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.

o Genco, also known as Ameren Energy Generating Company, operates a non rate-regulated electric generation business.

o CILCO, also known as Central Illinois Light Company, is a subsidiary of CILCORP (a holding company) and operates a rate-regulated electric transmission and distribution business, a primarily non rate-regulated electric generation business and a rate-regulated natural gas distribution business in Illinois.

     At December 31, 2003, Ameren employed 7,650 employees, UE employed 3,996 employees, CIPS employed 764 employees, Genco employed 701 employees and CILCORP employed 862 employees, of which 855 employees are employed by CILCO. During the second and third quarters of 2003, we entered into new four-year labor agreements with the IBEW and the IUOE representing eleven bargaining units covering approximately 70% of Ameren's, UE's, CIPS' and Genco's entire workforces. The new agreements include no wage increase for year one of the agreements, 3.5% increases for both years two and three, and an increase of 3.25% for year four. In addition, the agreements include a pension supplement, more flexible work rules and a change to employee medical benefits resulting in employees paying a greater portion of future benefit cost increases. CILCO has a labor agreement with the IBEW which will expire on July 1, 2004. Employees covered by the agreement represent approximately 4% of Ameren's and CILCO's entire workforce.

     For additional information regarding our business operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this report and Note 1- Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report.


CAPITAL PROGRAM AND FINANCING

     For information on our capital program and financing needs, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this report and
Note 5 - Short-term Borrowings and Liquidity, Note 6 - Long-term Debt and Equity Financings, Note 10 - Stockholder Rights Plan and Preferred Stock and Note 15 - Commitments and Contingencies to our financial statements under Part II, Item 8 of this report.

RATES AND REGULATION

Rates

     Rates that UE, CIPS and CILCO are allowed to charge for their services are the single most important item influencing their and Ameren's consolidated financial position, results of operations and liquidity. The rates charged to UE, CIPS and CILCO customers are determined by governmental organizations. Decisions by these organizations are influenced by many factors, including the cost of providing service, the quality of service, regulatory staff knowledge and experience, economic conditions and social and political views. Decisions made by these organizations regarding rates could have a material impact on the financial position, results of operations and liquidity of UE, CIPS, CILCO and Ameren on a consolidated basis.

     UE, CIPS and CILCO are subject to regulation by the ICC, and UE is also subject to regulation by the MoPSC, as to rates, service, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, affiliate transactions, and various other matters. Genco is not subject to regulation by the ICC or the MoPSC. See Note 3 - Rate and Regulatory Matters to our financial statements under Part II, Item 8 of this report for information regarding UE's proposed discontinuance of its utility operations subject to ICC jurisdiction by transferring its Illinois-based electric and natural gas transmission and distribution business to CIPS.

     UE, CIPS, CILCO and Genco are also subject to regulation by the FERC as to rates and charges in connection with the wholesale sale of energy and transmission in interstate commerce, mergers, affiliate transactions, and certain other matters. Issuance of short-term and long-term debt by Genco is subject to approval by the FERC.

     The following table presents the approximate percentage of electric operating revenues subject to regulation by the MoPSC, the ICC and the FERC for each of the Ameren Companies for the year ended December 31, 2003:

-----------------------------------------------------------------------------------------------------------------
                                                                              MoPSC          ICC           FERC
-----------------------------------------------------------------------------------------------------------------
     Ameren(a).............................................................    51%           33%            16%
     UE....................................................................    80             6             14
     CIPS..................................................................     -            90             10
     Genco.................................................................     -             -            100
     CILCORP...............................................................     -            95              5
     CILCO.................................................................     -            95              5
-----------------------------------------------------------------------------------------------------------------
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January  31,  2003;  includes  amounts  for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.


     The following table presents the approximate percentage of gas operating revenues subject to regulation by the MoPSC and the ICC for each of the Ameren Companies for the year ended December 31, 2003:

-----------------------------------------------------------------------------------------------------------------
                                                                                     MoPSC            ICC
-----------------------------------------------------------------------------------------------------------------
     Ameren(a).....................................................................    19%             81%
     UE............................................................................    87              13
     CIPS..........................................................................     -             100
     CILCORP.......................................................................     -             100
     CILCO.........................................................................     -             100
-----------------------------------------------------------------------------------------------------------------
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January  31,  2003;  includes  amounts  for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.

     UE's,  CIPS' and CILCO's  electric  and gas rates may be adjusted  based on certain criteria. PGA clauses allow for prudently-incurred  natural gas purchase costs to be passed  directly to the consumer in Missouri and Illinois.  There is no similar provision for regulated electric operations which would allow fuel or purchased  power  costs to be passed  directly  to the  consumer.  Environmental
adjustment   rate  riders   authorized   by  the  ICC  permit  the  recovery  of
prudently-incurred  MGP  remediation and litigation  costs from UE's,  CIPS' and
CILCO's Illinois electric and natural gas utility customers.  There are also gas pipeline replacement cost clauses permitted by the MoPSC that allow the recovery from gas utility  customers of infrastructure  replacement  costs.  However,  UE agreed  to not seek  recovery  under  such a clause  before  January  1, 2006 in conjunction  with its 2003  Missouri gas rate case  settlement.  For  additional information see

Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A of this report and Note 3 - Rate and Regulatory Matters and Note 15 - Commitments and Contingencies to our financial statements under Part II, Item 8 of this report.

     For information on rate matters in these jurisdictions, including UE's 2002 Missouri electric rate case, see Results of Operations in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Part II, Item 7 of this report and Note 3 - Rate and Regulatory Matters to our financial statements under Part II, Item 8 of this report.

General Regulatory Matters

     As a holding company registered with the SEC under the PUHCA, Ameren is subject to the regulatory provisions of the PUHCA, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, affiliate transactions, financial reporting requirements, the services performed by Ameren Services and AFS, and the activities of certain other subsidiaries. Issuance of common stock and short-term and long-term debt and other securities by Ameren and CILCORP and issuance of debt having a maturity of twelve months or less by UE, CIPS and CILCO are subject to approval by the SEC under the PUHCA.

     Genco is certified by the FERC as an "exempt wholesale generator" under the Energy Policy Act of 1992 and as a result is not a "public utility company" under the PUHCA. As an exempt wholesale generator, Genco is exempt from most of the provisions of the PUHCA that otherwise would apply to it as a subsidiary of a registered holding company. Issuance of securities by Genco is not subject to approval by the SEC under the PUHCA. The SEC may impose limitations on Ameren in connection with its financing for the purpose of investing in exempt wholesale generators and foreign utility companies if Ameren's aggregate investment in those activities exceeds 50% of its consolidated retained earnings. At December 31, 2003, Ameren's aggregate investment in exempt wholesale generators was 23% of its consolidated retained earnings. Ameren has no investment in foreign utility companies.

     In many states, including Illinois, companies that sell electricity directly to retail customers pursuant to state statutes and regulations must be registered or licensed. Marketing Company has obtained "alternative retail electricity supplier" status in Illinois and plans to seek comparable status in other states where retail competition is developing. In December 2003, the IBEW filed a complaint before the ICC challenging Marketing Company's certification status, based on its interpretation of the reciprocity clause requirements. Marketing Company believes the complaint should be denied, but cannot predict how or when the complaint will be resolved. CILCO is an Illinois electric utility, and as such, is permitted to provide power and energy on a competitive basis to retail customers located outside its service territory. CILCO was required to seek Integrated Distribution Company status in the first quarter of 2004 whereby, upon approval, it would cease selling power and energy on a retail basis as prescribed by the Integrated Distribution Company rules. However, as a result of the IBEW complaint, CILCO has filed a notice with the ICC to extend the deadline for CILCO becoming an Integrated Distribution Company. This extension would ensure that either Marketing Company or CILCO would be able to sell on a competitive basis to retail customers in Illinois given the uncertainty presented by the IBEW complaint. We cannot predict how or when the ICC will rule on CILCO's motion.

     Operation of UE's Callaway Nuclear Plant is subject to regulation by the NRC. Its Facility Operating License expires on October 18, 2024. UE's Osage hydroelectric plant and UE's Taum Sauk pumped-storage hydro plant, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other things, the general operation and maintenance of the projects. The license for the Osage Plant expires on February 28, 2006, and the license for the Taum Sauk Plant expires on June 30, 2010. In February 2004, UE filed an application with the FERC to renew the license for its Osage hydroelectric plant for an additional 50 year term. UE's Keokuk Plant and dam located in the Mississippi River between Hamilton, Illinois and Keokuk, Iowa, are operated under authority, unlimited in time, granted by an Act of Congress in 1905.

     For information on regulatory matters in these jurisdictions, including the current status of electric transmission matters pending before the FERC, see Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this report and
Note 3 - Rate and Regulatory Matters to our financial  statements under Part II,
Item 8 of this report.

Environmental Matters

     Certain of our operations are subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment, including the identification, generation, storage, handling, transportation, disposal, record-keeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials, safety and health standards, and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants. Failure to comply with those statutes or regulations could have material adverse effects on us, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring us into compliance. We believe we are in material compliance with existing regulations.

     For additional discussion of environmental matters, including NOx credit requirements, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this report and Note 15 - Commitments and Contingencies to our financial statements under Part II, Item 8 of this report.


SUPPLY FOR ELECTRIC POWER

     During 2003, the Ameren Companies peak demand from retail and wholesale customers was 12,860 megawatts and the peak capability to deliver power from owned generation and power supply agreements was 15,090 megawatts. Forecasted peak demand from retail and wholesale customers for 2004 is 13,198 megawatts with a 15% reserve margin. Ameren-owned generation and purchased power are used to meet the energy needs of our customers. Factors that could cause us to purchase power include, among other things, generating plant outages, extreme weather conditions and the availability of power for a lower cost than we could generate it.

     UE, Genco and CILCO utilize coal, nuclear, natural gas, hydro and oil to produce electric power for sale. On October 3, 2003, CILCO transferred substantially all its generating property and plant to AERG. See additional information regarding this transfer in Note 1 - Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report. The following table presents the fuel supply for electric generation for the years ended December 31, 2003, 2002 and 2001:



 ===================================================================================================================
                                                                                 Natural
                     Fuel Supply                       Coal         Nuclear       Gas           Hydro        Oil
 -------------------------------------------------------------------------------------------------------------------
   Ameren:(a)
        2003...................................         85%           13%          (b)             1%         1%
        2002...................................         82            13             2%            2          1
        2001...................................         77            19             2             1          1
====================================================================================================================
   UE:
        2003...................................         77%           21%          (b)             2%       (b)
        2002...................................         77            20           (b)             -          3%
        2001...................................         75            23           (b)             2        (b)
====================================================================================================================
   Genco:
        2003...................................         95%            -             2%            -          3%
        2002...................................         88             -             8             -          4
        2001...................................         87             -             9             -          4
====================================================================================================================
   CILCORP:(c)
        2003...................................        100%            -           (b)             -        (b)
        2002...................................        100             -           (b)             -        (b)
        2001...................................        100             -           (b)             -        (b)
====================================================================================================================
   CILCO:
        2003...................................        100%            -           (b)             -        (b)
        2002...................................        100             -           (b)             -        (b)
        2001...................................        100             -           (b)             -        (b)
====================================================================================================================
   (a)   Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January  31,  2003;  includes  amounts  for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
   (b)   Less than 1% of total fuel supply.
   (c)   2002 and 2001 amounts represent predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.



     The following table presents the cost of fuels for electric generation for the years ended December 31, 2003, 2002, and 2001:

====================================================================================================================
                    Cost of Fuels
               (Dollars per million Btu)                             2003               2002               2001
--------------------------------------------------------------------------------------------------------------------
   Ameren:(a)
   Coal.....................................................   $     1.049         $     .999            $  1.025
   Nuclear..................................................          .410               .381                .372
   Natural Gas(b)...........................................         8.665              3.869               4.332
--------------------------------------------------------------------------------------------------------------------
   Average-all fuels(c).....................................   $      .999         $     .974            $   .979
====================================================================================================================
   UE:
   Coal.....................................................   $      .913         $     .914            $   .982
   Nuclear..................................................          .410               .381                .372
   Natural Gas(b)...........................................         9.328              3.407               4.025
--------------------------------------------------------------------------------------------------------------------
   Average-all fuels(c).....................................   $      .822         $     .813            $   .867
====================================================================================================================
   Genco:
   Coal.....................................................   $     1.220         $    1.255            $  1.218
   Natural Gas(b)...........................................         8.759              3.962               4.397
--------------------------------------------------------------------------------------------------------------------
   Average-all fuels(c).....................................   $     1.368         $    1.452            $  1.421
====================================================================================================================
   CILCORP:(d)
   Coal.....................................................   $     1.516         $    1.610            $  1.873
   Natural Gas(b)...........................................         6.171              3.790               5.436
--------------------------------------------------------------------------------------------------------------------
   Average-all fuels(c).....................................   $     1.543         $    1.627            $  1.890
====================================================================================================================
   CILCO:
   Coal.....................................................   $     1.664         $    1.610            $  1.873
   Natural Gas(b)...........................................         6.171              3.790               5.436
--------------------------------------------------------------------------------------------------------------------
   Average-all fuels(c).....................................   $     1.690         $    1.627            $  1.890
====================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January 31, 2003.
     (b)  The fuel cost for  natural gas  represents  the actual cost of natural gas and variable costs for transportation, storage, balancing and fuel losses for  delivery to the plant.  In  addition,  the fixed costs for
          firm   transportation  and  firm  storage  capacity  are  included  to calculate a "fully-loaded" fuel cost for the generating facilities.
     (c)  Represents all fuels utilized in our electric  generating  facilities, to the extent applicable,  including coal, nuclear,  natural gas, oil, propane, tire chips and handling.
     (d)  2002 and  2001  amounts  represent  predecessor  information.  CILCORP consolidates  CILCO  and  therefore  includes  CILCO  amounts  in  its balances.


Coal

     UE, Genco and CILCO have long-term agreements in place for the purchase of coal to supply electric generating facilities. These agreements have terms through 2010. Coal supply agreements typically have an initial term of five years, with approximately 20% of the contracts expiring annually. As of December 31, 2003, nearly 100% of UE's, Genco's and CILCO's expected 2004 coal usage was under contract, and approximately 47% of the expected coal usage for 2005 to 2008 was under contract. Ameren burned 31 million tons of coal in 2003.

     UE, Genco and CILCO have a policy of maintaining coal inventory consistent with their historical usage. Levels may be adjusted based on uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns and other factors. The following table presents the number of days supply of coal in inventory as of December 31, 2003 and 2002:

===============================================================================
                                                           2003            2002
-------------------------------------------------------------------------------
   Ameren(a).......................................          56             59
   UE..............................................          59             63
   Genco...........................................          55             46
   CILCORP(b)......................................          38             49
   CILCO...........................................          38             49
===============================================================================
   (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
   (b) 2002 amounts represent predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Nuclear

     UE has agreements and/or inventories to fulfill its Callaway Nuclear Plant needs for uranium, conversion, enrichment and fabrication services through 2006. UE expects to enter into additional contracts from time to time in order to supply nuclear fuel during the expected remainder of the life of the plant, at prices which cannot now be accurately predicted. The Callaway Nuclear Plant normally requires refueling at 18-month intervals, and the next refueling is scheduled for the spring of 2004. The Callaway Nuclear Plant is expected to be out of service for approximately 40 to 45 days during this refueling. See Note 16 - Callaway Nuclear Plant to our financial statements under Part II, Item 8 of this report for additional information.

Natural Gas Supply for Power Generation

     Ameren owns 2,509 megawatts of natural gas-fired generating capacity. The gas-fired capacity is primarily CTs, and some have the capability to use natural gas or oil. See Item 2. Properties below for additional information. Our natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to our generating units by optimizing transportation and storage options, minimizing cost and price risk by structuring various supply and price hedging agreements to maintain access to multiple gas pools, supply basins and storage, and reducing the impact of price volatility. For 2004, 47% of the estimated required natural gas supply is under contract and 38% of the required gas supply is hedged for price risk.

Oil

     The actual and prospective use of oil is minimal, and we have not experienced and do not expect to experience difficulty in obtaining adequate supplies.

Purchased Power

     We believe we can obtain enough purchased power to meet future needs. However, during periods of high demand, the price and availability of these purchases may be significantly affected. The Ameren transmission system has a minimum of 24 direct connections to other control areas allowing access to numerous sources of supply. See Item 2. Properties under Part I of this report for additional information. See also Note 1 - Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report for a summary of purchased power costs for the three years ended December 31, 2003.


NATURAL GAS SUPPLY FOR DISTRIBUTION

     UE, CIPS and CILCO are responsible for the purchase and delivery of natural gas to their gas utility customers. UE, CIPS and CILCO develop and manage a portfolio of gas supply resources including firm gas supply under term agreements with producers, interstate and intrastate firm transportation capacity, firm storage capacity leased from interstate pipelines, and on-system storage facilities to maintain gas deliveries to our customers throughout the year and especially during periods of peak demand. UE, CIPS and CILCO primarily utilize the Panhandle Eastern Pipe Line Company, Trunkline Gas Company and
Natural Gas Pipeline Company of America interstate pipeline systems for transportation to our systems. Financial instruments, including the NYMEX futures market and OTC financial markets in addition to physical transactions are used to hedge the price paid for natural gas. Prudently incurred natural gas purchase costs are passed to UE, CIPS and CILCO gas customers in Illinois and Missouri dollar-for-dollar under PGA clauses, subject to review by the ICC and MoPSC.

     For additional information on our fuel supply, see Results of Operations, Liquidity and Capital Resources and Effects of Inflation and Changing Prices in Management's Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this report, Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A of this report, and Note 1
- Summary of Significant Accounting Policies, Note 9 - Derivative Financial Instruments, Note 15 - Commitments and Contingencies and Note 16 - Callaway Nuclear Plant to our financial statements under Part II, Item 8 of this report.

INDUSTRY ISSUES

     We are facing issues common to the electric and gas utility industries. These issues include:

o    the potential for more intense competition in generation and supply;
o    the potential for changes in the structure of regulation;
o changes in the structure of the industry as a result of changes in federal and state laws, including the formation of non rate-regulated generating entities and regional transmission organizations;
o    weak power prices due to available capacity exceeding demand;
o numerous troubled companies within the energy sector and their impact on energy marketing and access to the capital markets;
o on-going consideration of additional changes of the industry by federal and state authorities;
o    continually   developing   environmental  laws,   regulations  and  issues,
     including proposed new air quality standards;
o    public concern about the siting of new facilities;
o    proposals for programs to encourage energy efficiency;
o public concerns about nuclear decommissioning and the disposal of nuclear wastes; and
o    global climate issues.

     We are monitoring these issues and are unable to predict at this time what impact, if any, these issues will have on our results of operations, financial condition or liquidity. For additional information, see Outlook and Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this report and Note 3 - Rate and Regulatory Matters and Note 15 - Commitments and Contingencies to our financial statements under Part II, Item 8 of this report.


RISK FACTORS

     Ameren may not be able to complete its acquisition of Illinois Power. If Ameren does not complete the acquisition, dilution to its earnings per share will result unless Ameren is able to otherwise use the proceeds from the common stock it issued in February 2004 so as to avoid or mitigate such dilution.

     On February 2, 2004, Ameren entered into an agreement with Dynegy to purchase the stock of Illinois Power and Dynegy's 20% ownership interest in EEI. The total transaction value is approximately $2.3 billion, including the assumption of approximately $1.8 billion of Illinois Power debt and preferred stock. Ameren's financing plan for this transaction includes the issuance of new Ameren common stock, which in total, is expected to equal at least 50% of the transaction value. Ameren currently expects to issue common stock to finance the cash portion of the purchase price, to reduce Illinois Power debt assumed as part of this transaction and pay any related premiums and possibly to reduce present or future indebtedness and/or repurchase securities of Ameren or its subsidiaries. Ameren issued and sold 19.1 million shares of common stock on February 6, 2004 for this purpose. The acquisition is subject to various regulatory approvals, including the ICC, the SEC, the FERC, the Federal Communications Commission, the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions. Although Ameren expects to complete the transaction by the end of 2004, it cannot be certain that all of the required approvals will be obtained, or the other closing conditions will be satisfied, within that time frame, if at all, or without terms and conditions that may have a material adverse effect on our operations. Ameren is also relying on the ability of Dynegy to close the sale of Illinois Power when the required approvals are received. If Ameren is unable to complete the acquisition, the issuance of the common stock on February 6, 2004 and any other common stock issued with respect to the acquisition prior to its closing will result in dilution to Ameren's earnings per share unless it is able to otherwise use the proceeds from the common stock it issued in February 2004 in a manner that will avoid or mitigate such dilution.

     If Ameren is able to complete its acquisition of Illinois Power, Ameren may not be able to successfully integrate it into its other businesses or achieve the benefits it anticipates.

     If Ameren completes the acquisition of Illinois Power, it cannot assure you that it will be able to successfully integrate Illinois Power with its other businesses. The integration of Illinois Power with its other businesses will present significant challenges and, as a result, Ameren may not be able to operate the combined company as effectively as expected. Ameren may also fail to achieve the anticipated benefits of the acquisition as quickly or as cost effectively as anticipated or may not be able to achieve those benefits at all. While Ameren expects that this acquisition will be accretive to earnings per share in the first full year of operation after the transaction is completed, this expectation is based on important assumptions, including assumptions related to interest rates and market prices for power, which may ultimately be incorrect. As a result, if Ameren is unable to integrate its businesses effectively or achieve the benefits anticipated, our financial position, results of operations and liquidity may be materially adversely affected.

     The electric and gas rates that certain of the Ameren Companies are allowed to charge in Missouri and Illinois are largely set through 2006. This "rate freeze," along with other actions of regulators, can significantly affect our earnings, liquidity and business activities and are largely outside our control.

     The rates that certain of the Ameren Companies are allowed to charge for their services are the single most important item influencing the financial position, results of operations and liquidity of the Ameren Companies. We are highly regulated and the regulation of the rates that we charge our customers is determined, in large part, outside of our control by governmental organizations, including the MoPSC, the ICC and the FERC. Ameren, UE, CIPS, Genco and CILCORP are also subject to regulation by the SEC under the PUHCA. Decisions made by these regulators could have a material impact on our financial position, results of operations and liquidity.

     As a part of the settlement of UE's Missouri electric rate case in 2002, UE is subject to a rate moratorium providing for no changes in its electric rates in Missouri before July 1, 2006, subject to limited statutory and other exceptions. A rate reduction of $30 million will go into effect on April 1, 2004, which is the last portion of the $110 million rate reduction included in the stipulation entered into as part of the settlement of the Missouri electric rate case. In addition, as a provision of the Illinois legislation related to the restructuring of the Illinois electric industry, a rate freeze is in effect in Illinois through January 1, 2007. This Illinois legislation also contains a provision requiring that earnings from the Illinois jurisdiction in excess of certain levels be shared equally with UE's, CIPS' and CILCO's Illinois customers through 2006. This Illinois legislation is also applicable to Illinois Power. Furthermore, as part of the settlement of UE's Missouri gas rate case, which was approved by the MoPSC on January 13, 2004, UE agreed to a rate moratorium providing for no changes in its gas delivery rates prior to July 1, 2006, subject to certain exceptions (the increased rates approved as part of the settlement became effective on February 15, 2004).

     As a part of the settlement of UE's Missouri electric rate case in 2002, UE also undertook to use commercially reasonable efforts to make critical energy infrastructure investments of $2.25 billion to $2.75 billion from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity (240 megawatts of which was added in 2002) and the replacement of steam generators at UE's Callaway Nuclear Plant. The amount of energy infrastructure investment through June 2006 described in the settlement is consistent with UE's previously disclosed estimate of construction expenditures UE expects to make over the same time period. However, UE's agreement to a rate moratorium will result in these capital expenditures not becoming recoverable in rates, or earning a return, before July 1, 2006. Therefore, UE's undertakings with respect to making energy infrastructure investments and funding new programs, coupled with the rate reductions and rate moratorium described above, could result in increased financing requirements for UE and thus have a material impact on our liquidity.

     The Ameren Companies do not have the benefit of a fuel adjustment clause in either Missouri or Illinois for their electric operations that would allow them to recover increased fuel and power costs from customers. Therefore, to the extent that we have not hedged our fuel and power costs, we are exposed to changes in fuel and power prices to the extent fuel for our electric generating facilities and power must be purchased on the open market in order for us to serve our customers.

     Steps taken and being considered at the federal and state levels continue to change the structure of the electric industry and utility regulation. At the federal level, the FERC has been mandating changes in the regulatory framework in which transmission-owning public utilities, such as UE, CIPS and CILCO operate. In Missouri, where a majority of our retail electric revenues are derived, restructuring bills have been introduced in the past, but no legislation has been passed. The Illinois Customer Choice Law provides for electric utility restructuring and retail direct access. Retail direct access, which allows customers to choose their electric generation supplier, was first offered to Illinois residential customers on May 1, 2002. Although retail direct access in Illinois has not had a negative effect on our revenues or liquidity, we expect competitive forces in the electric supply segment of our business to continue to increase.

     The potential negative consequences associated with further electric industry restructuring in our service territories, if it occurs, could be significant and could include the impairment and writedown of certain assets, including generation related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital and operations expenses.

     Increased federal and state environmental regulation could require UE, Genco and CILCO to incur large capital expenditures and increase operating costs.

     Approximately 65% of Ameren's generating capacity is coal-fired. The balance is nuclear, gas-fired, hydro and oil-fired. The EPA has recently issued proposed regulations with respect to SO2, NOx and mercury emissions from coal-fired power plants. These new rules, if adopted, would require significant additional reductions in these emissions from our power plants in phases, beginning in 2010. The rules are currently under a public review and comment period, and may change before being issued as final late in 2004 or early 2005. Preliminary estimates of capital costs based on current technology on the Ameren systems to comply with the SO2 and NOx rules, as proposed, range from $400 million to $600 million by 2010, with an additional $500 million to $800 million by 2015. The proposed mercury regulations contain a number of options and the final control requirements are highly uncertain. Ameren anticipates additional capital costs to comply with the mercury rules could be up to $100 million by 2010. Depending upon the final mercury rules, similar additional costs could be incurred between 2010 and 2018.

     In addition, Illinois has developed a NOx control regulation for utility generating plant boilers consistent with an EPA program aimed at reducing ozone levels in the eastern United States. In February 2002, the EPA proposed similar rules for Missouri. Ameren currently estimates that the remaining capital expenditures could range from $210 million to $250 million between 2004 and 2008 in order to comply with the final NOx regulations in Missouri and Illinois. This estimate includes the assumption that these rules will require the installation of selective catalytic reduction technology on some units, as well as additional controls.

     We are unable to predict the ultimate effect of any new environmental regulations, guidelines, enforcement initiatives or legislation on our financial position, results of operations or liquidity. Any of these factors would add significant pollution control costs to UE's, Genco's and CILCO's generating assets and therefore, could also increase financing requirements for some of the Ameren Companies. While costs incurred by UE would be eligible for recovery in rates, subject to MoPSC or ICC approval, as applicable, there is no similar mechanism for recovery of costs by Genco or CILCO in Illinois.

     UE's and CIPS' required participation in a RTO could increase costs, reduce revenues and reduce UE's and CIPS' control over their transmission assets.

     In December 1999, the FERC issued Order 2000 requiring all utilities subject to FERC jurisdiction to state their intentions for joining a RTO. Since April 2002, the GridAmerica Companies have participated in a number of filings at the FERC in an effort to form GridAmerica LLC, or GridAmerica, as an ITC. On December 19, 2002, the FERC issued an order conditionally approving the formation and operation of GridAmerica as an ITC within the Midwest ISO subject to further compliance filings, which were made by the GridAmerica Companies in early 2003. CILCO is already a member of the Midwest ISO and has transferred functional control of its transmission system to the Midwest ISO. Transmission service on the CILCO transmission system is provided pursuant to the terms and conditions of the Midwest ISO OATT on file with the FERC.

     On April 30, 2003, the FERC issued an order authorizing the GridAmerica Companies' request to transfer functional control of their transmission assets to GridAmerica. The FERC also accepted the proposed rate amendments to the Midwest ISO OATT, filed in early 2003 by Midwest ISO and the GridAmerica
Companies, effective upon the commencement of service over the GridAmerica transmission facilities under the Midwest ISO OATT, suspended the proposed rates for a nominal period, subject to refund, and established hearing and settlement judge procedures to determine the justness and reasonableness of the proposed rate amendments to the Midwest ISO OATT. In August 2003, the GridAmerica Companies filed acknowledgements with the FERC to permit GridAmerica to commence operations on October 1, 2003, on a phased basis, by assuming, with the Midwest ISO, functional control of the transmission systems of American Transmission Systems, Incorporated, a subsidiary of FirstEnergy Corp., and Northern Indiana Public Service Company, a subsidiary of NiSource Inc. Pursuant to this authorization, GridAmerica began operating on October 1, 2003.

     Also beginning on October 1, 2003, the proposed rates filed by Midwest ISO and the GridAmerica Companies became effective, subject to refund for
FirstEnergy Corp. and NiSource Inc. Since UE and CIPS have not transferred functional control of their transmission assets to Midwest ISO, the proposed rates are not effective for UE or CIPS. On December 18, 2003, the GridAmerica Companies, the Midwest ISO and the Midwest ISO transmission owners filed a Stipulation and Agreement with the FERC in an effort to settle the disputed rate issues for transmission service over the transmission assets of the GridAmerica Companies. On March 3, 2004, the FERC approved the Stipulation and Agreement.

     UE also requires approval from the MoPSC to join the Midwest ISO. On February 26, 2004, the MoPSC issued an order conditionally approving a Stipulation and Agreement that was filed on February 6, 2004. The Order authorizes UE's participation in the Midwest ISO through Grid America for a five year period, but is conditioned on the FERC approving a Service Agreement that outlines the terms and conditions under which the Midwest ISO wil provide transmission service to UE's bundled retail load. FERC approval of this Service Agreement is pending.

     Until the tariffs and other material terms of UE's and CIPS' participation in GridAmerica and GridAmerica's participation in the Midwest ISO are finalized and approved by the FERC and other regulatory authorities having jurisdiction, we are unable to predict the ultimate impact that ongoing RTO developments will have on our financial position, results of operations or liquidity. UE and CIPS could incur increased transmission-related costs and reduced transmission service revenues, and may be required to expand their transmission system according to decisions made by a RTO rather than our internal planning process once UE and CIPS begin participating in the Midwest ISO through GridAmerica. UE and CIPS expect to begin participating in the Midwest ISO in 2004.

     The inability of UE and CIPS to recover "through and out" transmission revenues could result in a material net revenue reduction.

     On November 17, 2003, the FERC issued an order upholding an earlier order issued in July 2003 that will reduce UE's and CIPS', as well as other transmission-owning utilities', "through and out" transmission revenues effective April 1, 2004 (the April 1 effective date was changed to May 1, 2004, by subsequent order issued by the FERC). The revenues subject to elimination by this order are those revenues from transmission reservations that travel through or out of UE's and CIPS' transmission system and are also used to provide electricity to load within the Midwest ISO or PJM Interconnection LLC systems. The magnitude of the potential net revenue reduction resulting from this order could be up to $20 million to $25 million annually if UE and CIPS are not in a RTO. While it is anticipated that UE's and CIPS' transmission revenues could be reduced by these orders, transmission expenses for Genco could be reduced. Moreover, the FERC's final order explicitly permits companies to collect the lost "through and out" revenues through other transitional rate mechanisms. Until it is determined when, or if, UE and CIPS will join a RTO, or the magnitude of lost "through and out" transmission revenue recovery UE and CIPS will receive through other rate mechanisms, UE and CIPS are unable to predict the ultimate impact of these orders.

     The substance and implementation of standard market design rules by the FERC is uncertain and may adversely affect the way in which UE, CIPS and CILCO operate their transmission assets.

     On July 31, 2002, the FERC issued its standard market design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR proposes that all jurisdictional transmission facilities be placed under the control of an independent transmission provider (similar to a RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. In our initial comments on the NOPR, which were filed at the FERC on November 15, 2002, we expressed our concern with the potential impact of the proposed rules in their current form on the cost and reliability of service to retail customers. We also proposed that certain modifications be made to the proposed rules in order to protect transmission owners from the possibility of trapped transmission costs that might not be recoverable from ratepayers as a result of inconsistent regulatory policies. We filed additional comments on the remaining sections of the NOPR during the first quarter of 2003.

     In April 2003, the FERC issued a "white paper" reflecting comments received in response to the NOPR. More specifically, the white paper indicated that the FERC will not assert jurisdiction over the transmission rate component of bundled retail service and will insure that existing bundled retail customers retain their existing transmission rights and retain rights for future load growth in its final rule. Moreover, the white paper acknowledged that the final rule will provide the states with input on resource adequacy requirements, allocation of firm transmission rights, and transmission planning. The FERC also requested input on the flexibility and timing of the final rule's implementation.

     Although  issuance of the final rule is  uncertain  and its  implementation schedule is still unknown, the Midwest ISO was in the process of implementing a separate market design similar to the proposed market design in the NOPR. In July 2003, the Midwest ISO filed with the FERC a revised OATT codifying the terms and conditions under which it will implement the new market design. Thereafter, on October 17, 2003, the Midwest ISO filed a motion to withdraw its revised OATT. On October 29, 2003, the FERC issued a series of orders granting the motion for withdrawal of the revised OATT and providing guidance to be followed by the Midwest ISO in developing a new energy market design in the future. Until the FERC issues a final rule and the Midwest ISO finalizes its new market design, we are unable to predict the ultimate impact of the NOPR or the Midwest ISO new market design on our future financial position, results of operations or liquidity.

     Increasing costs associated with our defined benefit retirement plans, healthcare plans and other employee related benefits may adversely affect our results of operations, liquidity and financial position.

     The Ameren Companies made cash contributions totaling $25 million and $31 million to defined benefit retirement plans during 2003 and 2002, respectively. In addition, a minimum pension liability was recorded at December 31, 2002, which resulted in after-tax charge to OCI and a reduction in stockholders' equity for Ameren of $102 million. At December 31, 2003, the minimum pension liability was reduced, resulting in OCI of $46 million and an increase in stockholders' equity. The Ameren Companies expect to be required under the ERISA to fund an average of approximately $115 million annually from 2005 through 2008, in order to maintain minimum funding levels for our pension plans, assuming the passage of a law which would be retroactive to January 1, 2004 to extend the temporary interest rate relief used to calculate pension liabilities in 2002 and 2003, that expired on December 31, 2003. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, and any pertinent changes in government regulations, each of which could also result in a requirement to record an additional minimum pension liability. Furthermore, if Ameren completes its acquisition of Illinois Power, we could incur material funding requirements with respect to Illinois Power's existing defined benefit retirement plans.

     In addition to the costs of our retirement plans, the costs to us of providing healthcare benefits to our employees and retirees have increased substantially in recent years. We believe that our employee benefit costs, including costs related to healthcare plans for our employees and former employees, will continue to rise. The increasing costs and funding requirements associated with our defined benefit retirement plans, healthcare plans and other employee benefits may adversely affect our results of operations, liquidity or financial position.

     UE's, Genco's and CIPS' electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.

     UE, CILCO, Genco, AERG, Medina Valley, and EEI own and operate coal, nuclear, gas-fired, hydro and oil-fired generating facilities constituting approximately 14,600 megawatts (net) of installed capability. Operation of electric generating facilities involves certain risks which can adversely affect energy output and efficiency levels. Included among these risks are:

o    increased  prices for fuel and fuel  transportation  as existing  contracts expire,
o facility shutdowns due to a breakdown or failure of equipment or processes or interruptions in fuel supply,
o    disruptions in the delivery of fuel and lack of adequate inventories,
o    labor disputes,
o    inability to comply with regulatory or permit requirements,
o    disruptions in the delivery of electricity,
o    increased  capital  expenditures  requirements,   including  those  due  to
     environmental regulation,
o    operator error, and
o unusual or adverse weather conditions, including catastrophic events such as fires, explosions, floods or other similar occurrences affecting electric generating facilities.

     A substantial portion of Genco's and CILCO's generating capacity is committed under affiliate contracts which expire over the next several years.

     Genco and CILCO have several electric power supply agreements under which Genco and CILCO directly or indirectly supply the full requirements of UE, CIPS and CILCO, including the following:

o Under two electric power supply agreements, Genco is obligated to supply to Marketing Company, and Marketing Company, in turn, is obligated to supply to CIPS, all of the energy and capacity needed by CIPS to offer service for resale to its native load customers and to fulfill CIPS' other obligations under all applicable federal and state tariffs or contracts. Any power not used by CIPS is sold by Marketing Company under various long-term wholesale and retail contracts. The agreement between CIPS and Marketing Company expires on December 31, 2004. The agreement between Genco and Marketing Company can be terminated by either party upon at least one year's notice, but may not be terminated prior to December 31, 2004.
o AERG has an electric power supply agreement with CILCO to supply it sufficient power to meet its native load requirements. This agreement expires on December 31, 2004.

     The affected Ameren Companies currently plan to pursue renewals or extensions of these full requirements agreements as they expire. Such renewals or extensions will depend on compliance with federal and state regulatory requirements in effect at the time. Extensions through December 31, 2006 of the agreements to which CIPS and CILCO are a party have been required by the ICC in its order approving our acquisition of CILCORP and CILCO; however, approval by the FERC is also required.

     Midwest power markets have experienced high levels of new capacity development over the last several years, which, in part, have contributed to soft long-term power prices in this region. Owners of generating capacity in the Midwest are actively seeking markets for their energy and capacity and have asked our regulators to closely scrutinize power supply arrangements among our subsidiaries when we have sought approval to enter into them. Even though the ICC has required those extensions, it cannot be predicted whether obtaining extensions of these agreements, described above, when they expire will be successful. To the extent Genco or CILCO cannot secure extensions or other long-term replacement power sale contracts for the energy and capacity currently committed under these agreements, our generating subsidiaries and Marketing Company will face competition from other power suppliers in the Midwest and will be exposed to price risk.

     Genco participates with UE in an agreement to jointly dispatch its generating facilities with those of UE, which thereby produces benefits and efficiencies for both generating parties. Pending or future federal and state regulatory proceedings and policies may evolve in ways that could impact Genco's ability to continue to participate in these affiliate transactions on current terms.

     Genco's and CILCO's electric generating facilities must compete for the sale of energy and capacity, which exposes them to price risk.

     As owners of non rate-regulated electric generating facilities, Genco (4,800 megawatts) and CILCO (1,100 megawatts) will not have any recovery of their costs or any specified rate of return set by a regulatory body. Of these non rate-regulated electric generating facilities, approximately 3,500 megawatts are currently under full requirements contracts with our affiliates, including the contracts referred to in the immediately preceding risk factor. The remainder of the generating capacity must compete for the sale of energy and capacity. UE is currently seeking regulatory approval of the transfer by Genco to it of approximately 550 megawatts of CTs at Pinckneyville and Kinmundy, Illinois, which transfer is expected to occur in 2004, with the result that those CTs will no longer be non rate-regulated.

     To the extent electric capacity generated by these facilities is not under contract to be sold, either now or in the future, the revenues and results of operations of these non rate-regulated subsidiaries will generally depend on the prices that they can obtain for energy and capacity in Illinois and adjacent markets. Among the factors that could influence such prices (all of which are beyond our control to a significant degree) are:

o    the current and future market prices for natural gas, fuel oil and coal,
o    current and forward prices for the sale of electricity,
o    the  extent  of  additional   supplies  of  electric  energy  from  current
     competitors or new market entrants,

o the pace of deregulation in our market area and the slowing expansion of deregulated markets,
o the regulatory and pricing structures developed for Midwest energy markets as they continue to evolve and the pace of development of regional markets for energy and capacity outside of bilateral contracts,
o future pricing for, and availability of, transmission services on transmission systems, the effect of RTOs, development and export energy transmission constraints, which could limit the ability to sell energy in markets adjacent to Illinois,
o the rate of growth in electricity usage as a result of population changes, regional economic conditions and the implementation of conservation programs, and
o    climate conditions prevailing in the Midwest market from time to time.

     UE's ownership and operation of a nuclear generating facility creates business, financial and waste disposal risks.

     UE owns the Callaway Nuclear Plant, which represents approximately 14% of UE's generation capability. Therefore, UE is subject to the risks of nuclear generation, which include the following:

o the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials,
o limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with UE's nuclear operations or those of others in the United States,
o uncertainties with respect to contingencies and assessment amounts if insurance coverage is inadequate,
o increased public and governmental concerns over the adequacy of security at nuclear power plants, and
o uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives (UE's facility operating license for the Callaway Nuclear Plant expires in 2024).

     The NRC has broad authority under federal law to impose licensing and safety related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants such as UE's. In addition, although UE has no reason to anticipate a serious nuclear incident at its plant, if an incident did occur, it could harm UE's results of operations or financial position. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

     Our energy risk management strategies may not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities to us or increased volatility of our earnings.

     We are exposed to changes in market prices for natural gas, fuel, electricity and emission credits. Prices for natural gas, fuel, electricity and emission credits may fluctuate substantially over relatively short periods of time and expose us to commodity price risk. We utilize derivatives such as forward contracts, futures contracts, options and swaps to manage these risks. We attempt to manage our exposure from these activities through enforcement of established risk limits and risk management procedures. We cannot assure you that these strategies will be successful in managing our pricing risk, or that they will not result in net liabilities to us as a result of future volatility in these markets.

     In addition, although we routinely enter into contracts to offset our positions (i.e., to hedge our exposure to the risks of demand, market effects of weather and changes in commodity prices), we do not always hedge the entire exposure of our operations from commodity price volatility. Furthermore, our ability to hedge our exposure to commodity price volatility depends on liquid commodity markets. As a result, to the extent the commodity markets are illiquid, we may not be able to execute our risk management strategies, which could result in greater open positions than we would prefer at a given time. To the extent that open positions exist, fluctuating commodity prices can improve or diminish our financial results and financial position.

     Our businesses are dependent on our ability to successfully access the capital markets. We may not have access to sufficient capital in the amounts and at the times needed.

     We rely on access to short-term and long-term capital markets as a significant source of liquidity and funding for capital requirements not satisfied by our operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.


OPERATING STATISTICS

     The following tables present key electric and natural gas operating statistics for Ameren for the last five years. CILCORP and CILCO are included only for the period after January 31, 2003.

   ===================================================================================================================
          Electric Operating Statistics
             Year Ended December 31,                 2003          2002           2001          2000          1999
   -------------------------------------------------------------------------------------------------------------------
   Electric operating revenues (millions)
       Residential.............................   $  1,247      $  1,202     $    1,133     $   1,142     $   1,097
       Commercial..............................      1,115         1,024          1,020           997           956
       Industrial..............................        733           511            541           505           505
       Wholesale...............................        295           291            236           208           108
       Other...................................         25            23             23            24            24
   -------------------------------------------------------------------------------------------------------------------
         Native................................      3,415         3,051          2,953         2,876         2,690
       Interchange.............................        295           200            309           477           399
       EEI.....................................        134           185            110           164           177
       Miscellaneous...........................         93            84            125            74            72
       Credit to (from) customers..............          -             -             10           (65)          (38)
   -------------------------------------------------------------------------------------------------------------------
   Total electric operating revenues...........   $  3,937      $  3,520      $   3,507     $   3,526     $   3,300
   -------------------------------------------------------------------------------------------------------------------
   Kilowatthour sales (millions)
       Residential.............................     17,673        16,704         15,678        15,683        14,863
       Commercial..............................     18,821        17,224         16,873        16,644        15,418
       Industrial..............................     17,685        12,442         13,175        11,914        11,549
       Wholesale...............................      8,770         8,936          6,992         6,244         3,002
       Other...................................        309           280            284           307           303
   -------------------------------------------------------------------------------------------------------------------
         Native................................     63,258        55,586         53,002        50,792        45,135
       Interchange.............................      9,268         8,165         10,130        14,679        12,371
       EEI.....................................      5,255         6,588          5,824         6,914         9,270
   -------------------------------------------------------------------------------------------------------------------
   Total kilowatthour sales....................     77,781        70,339         68,956        72,385        66,776
   -------------------------------------------------------------------------------------------------------------------
   Electric customers (end of year in thousands)
       Residential.............................      1,517         1,319          1,312         1,307         1,298
       Commercial..............................        215           194            192           191           187
       Industrial..............................          7             6              6             6             6
       Wholesale and other.....................          5             4              4             4             4
   -------------------------------------------------------------------------------------------------------------------
   Total electric customers....................      1,744         1,523          1,514         1,508         1,495
   -------------------------------------------------------------------------------------------------------------------
   Residential customer data (average)
       Kilowatthours used per customer.........     11,648        11,680         11,956        12,579        11,827
       Annual electric bill per customer.......   $ 821.84      $ 848.06      $  869.25     $  895.20     $  859.53
       Revenue per kilowatthour (cents)........       7.06          7.26           7.27          7.12          7.27
   Capability at time of peak, including net
       purchases and sales (megawatts)
       UE......................................      9,022         9,765          9,747         9,359         9,141
       Genco/CIPS(a)...........................      4,429         4,223          3,549         3,560         2,556
       CILCO...................................      1,355             -              -             -             -
   Generating capability at time of peak
       (megawatts)
       UE......................................      8,298         8,647          8,618         8,320         8,352
       Genco/CIPS(a)...........................      4,452         4,327          3,945         3,443         3,027
       CILCO...................................      1,230             -              -             -             -
   Coal burned (millions of tons)..............       31.0          27.1           24.5          25.3          23.6
   Price per ton of coal (average).............   $  19.36      $  18.06      $   18.88     $   18.94     $   20.34
   -------------------------------------------------------------------------------------------------------------------




   -------------------------------------------------------------------------------------------------------------------
          Electric Operating Statistics
             Year Ended December 31,                  2003          2002           2001          2000          1999
   -------------------------------------------------------------------------------------------------------------------
   Source of energy supply
       Fossil..................................       77.5%         74.3%          72.3%         83.2%         85.4%
       Nuclear.................................       11.9          12.4           11.6          18.8          17.9
       Hydro...................................        0.9           1.7            1.4           1.6           3.1
       Purchased and interchanged, net.........        9.7          11.6           14.7          (3.6)         (6.4)
   -------------------------------------------------------------------------------------------------------------------
                                                     100.0%        100.0%         100.0%        100.0%        100.0%
   ===================================================================================================================
     (a)  Genco commenced  operations on May 1, 2000, when CIPS  transferred its five coal-fired power plants to Genco at historical net book value.

   ===================================================================================================================
                  Gas Operating Statistics
                  Year Ended December 31,                     2003        2002        2001        2000        1999
   -------------------------------------------------------------------------------------------------------------------
   Natural gas operating revenues (millions)
       Residential.......................................    $  343     $   192     $  187      $  204       $ 146
       Commercial........................................       142          75         83          69          52
       Industrial........................................       123          37         40          17          18
       Off-system sales..................................         6           4          6          18           4
       Other.............................................        34           7         26          16           8
   -------------------------------------------------------------------------------------------------------------------
   Total natural gas operating revenues..................    $  648     $   315     $  342      $  324       $ 228
   -------------------------------------------------------------------------------------------------------------------
   MMBtu sales (thousands of MMBtus)
       Residential.......................................        35          21         19          25          21
       Commercial........................................        16           9          9           9           8
       Industrial........................................        20           8          7           3           4
       Off-system sales..................................         1           1          1           4           1
   -------------------------------------------------------------------------------------------------------------------
   Total MMBtu sales (thousands of MMBtus)...............        72          39         36          41          34
   -------------------------------------------------------------------------------------------------------------------
   Natural gas customers (end of year in thousands)
       Residential.......................................       466         270        269         270         267
       Commercial and industrial.........................        49          30         30          31          30
   -------------------------------------------------------------------------------------------------------------------
   Total natural gas customers...........................       515         300        299         301         297
   -------------------------------------------------------------------------------------------------------------------
   Peak day throughput (thousands of MMBtus)
       UE................................................       188         159        160         179         184
       CIPS..............................................       282         232        221         249         285
       CILCO(a)..........................................       301           -          -           -           -
   -------------------------------------------------------------------------------------------------------------------
   Total peak day throughput.............................       771         391        381         428         469
   ===================================================================================================================
     (a)  Represents peak day throughput  since the acquisition  date of January
          31, 2003. CILCO's peak day throughput in January 2003 was 404.


AVAILABLE INFORMATION

     The Ameren Companies make available free of charge through Ameren's Internet website (http://www.ameren.com) their annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the
Exchange Act as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Prior to the quarterly report on Form 10-Q for the period ended September 30, 2003, separate filings were made by each Registrant, except CILCORP and CILCO, which made a combined filing. Ameren and its subsidiaries changed to a combined filing in order to improve disclosure and to simplify administrative processes.

     The Ameren Companies also make available free of charge through Ameren's Internet website (http://www.ameren.com) the charters of the Board of Directors Audit Committee, Human Resources Committee and Nominating and Corporate Governance Committee and the corporate governance guidelines, shareholder communications policy and director nomination policy which apply to the Ameren Companies. These documents are also available in print upon written request to Ameren Corporation, Attention: Secretary, P.O. Box 66149, St. Louis, Missouri 63166-6149.

ITEM 2. PROPERTIES.

     For information on our principal properties, planned additions or replacements and transfers, see the generating facilities table below and Liquidity and Capital Resources and Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Part II, Item 7 of this report and Note 3 - Rate and Regulatory Matters,  Note 6
- Long-term Debt and Equity Financings and Note 15 - Commitments and Contingencies to our financial statements under Part II, Item 8 of this report.

     UE, CIPS and CILCO are members of MAIN, which is one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. MAIN operates in Illinois and portions of Michigan, Wisconsin, Iowa, Minnesota and Missouri. UE, CIPS and CILCO provided formal written notice to the MAIN Board of Directors on June 23, 2003 of their intent to withdraw from MAIN effective January 1, 2005. These Ameren companies intend to join another Regional Reliability Organization prior to their withdrawal from MAIN becoming effective. Until their withdrawal is effective, they will continue to honor all of their obligations as members of MAIN. If these Ameren companies do not join another Regional Reliability Organization, they may withdraw their notice of intent to withdraw from MAIN.

     The bulk power system of UE, CIPS and Genco is operated as an Ameren-wide control area and transmission system under the FERC-approved amended joint dispatch agreement. The amended joint dispatch agreement provides a basis upon which UE and Genco can participate in the coordinated operation of CIPS' and UE's transmission facilities with UE's and Genco's generating facilities in order to achieve economies consistent with the provision of reliable electric service and an equitable sharing of the benefits and costs of that coordinated operation. In 2003, we had a minimum of 24 direct connections with other control areas and the exchange of electric energy, directly and through the facilities of others. CILCO continues to operate as a separate control area. As such, its generating plants and those of its subsidiary, AERG, have not been jointly dispatched with the generating plants owned by UE and Genco. CILCO is a transmission owning member of the Midwest ISO and has transferred functional control of its system to the Midwest ISO. Transmission service on the CILCO transmission system is provided pursuant to the terms of the Midwest ISO OATT on file with the FERC. For information on CIPS' and UE's participation in the Midwest ISO, see Note 3 - Rate and Regulatory Matters to our financial statements under Part II, Item 8 of this report.

     The following table presents information with respect to our electric generating facilities and capability at the time of our expected 2004 peak summer electrical demand:

======================================================================================================================
            Primary                     Name                                        Net Kilowatt        Net Heat
          Fuel Source                 of Plant                Location              Capability(a)        Rate(b)
----------------------------------------------------------------------------------------------------------------------
   UE:
   Coal......................        Labadie             Franklin County, MO         2,421,000             9,987
                                    Rush Island          Jefferson County, MO        1,194,000            10,325
                                      Sioux             St. Charles County, MO         978,000             9,725
                                     Meramec             St. Louis County, MO          821,000            11,114
----------------------------------------------------------------------------------------------------------------------
   Total coal................                                                        5,414,000
----------------------------------------------------------------------------------------------------------------------
   Nuclear...................        Callaway            Callaway County, MO         1,137,000            10,461
----------------------------------------------------------------------------------------------------------------------
   Hydro.....................         Osage                  Lakeside, MO              226,000               n/a
                                      Keokuk                 Keokuk, IA                134,000               n/a
----------------------------------------------------------------------------------------------------------------------
   Total hydro...............                                                          360,000
----------------------------------------------------------------------------------------------------------------------
   Pumped-storage............        Taum Sauk           Reynolds County, MO           440,000               n/a
   Oil (CTs).................       Fairgrounds           Jefferson City, MO            55,000            11,100
                                      Meramec            St. Louis County, MO           55,000            11,100
                                      Mexico                 Mexico, MO                 55,000            11,100
                                      Moberly                Moberly, MO                55,000            11,100
                                      Moreau             Jefferson City, MO             55,000            11,100
                                    Howard Bend          St. Louis County, MO           43,000            11,899
                                      Venice                  Venice, IL                25,000            14,380
----------------------------------------------------------------------------------------------------------------------
   Total oil.................                                                          343,000
----------------------------------------------------------------------------------------------------------------------
                                       24


----------------------------------------------------------------------------------------------------------------------
            Primary                     Name                                        Net Kilowatt        Net Heat
          Fuel Source                 of Plant                Location              Capability(a)        Rate(b)
----------------------------------------------------------------------------------------------------------------------
   Natural gas (CTs).........       Peno Creek(c)        Bowling Green, MO             188,000             9,379
                                      Meramec            St. Louis County, MO           53,000            12,031
                                      Venice(d)               Venice, IL                48,000            10,765
                                      Viaduct            Cape Girardeau, MO             25,000            15,137
                                     Kirksville            Kirksville, MO               13,000            18,811
----------------------------------------------------------------------------------------------------------------------
   Total natural gas.........                                                          327,000
----------------------------------------------------------------------------------------------------------------------
   Total.....................                                                        8,021,000(e)
======================================================================================================================
   EEI:
                                  Joppa Generating
   Coal......................         Station                 Joppa, IL                600,000            10,490
   Natural gas (CTs).........         Joppa                   Joppa, IL                 44,000            12,200
----------------------------------------------------------------------------------------------------------------------
   Total.....................                                                          644,000(f)
======================================================================================================================
   Genco:
   Coal......................         Newton                  Newton, IL             1,126,000            10,310
                                      Coffeen                 Coffeen, IL              900,000            10,250
                                     Meredosia               Meredosia, IL             327,000            12,070
                                    Hutsonville             Hutsonville, IL            153,000            10,179
----------------------------------------------------------------------------------------------------------------------
   Total coal................                                                        2,506,000
----------------------------------------------------------------------------------------------------------------------
   Oil.......................        Meredosia               Meredosia, IL             186,000            10,914
                                    Hutsonville
                                     (Diesel)               Hutsonville, IL              3,000            11,408
----------------------------------------------------------------------------------------------------------------------
   Total oil.................                                                          189,000
----------------------------------------------------------------------------------------------------------------------
   Natural gas (CTs).........       Grand Tower             Grand Tower, IL             516,000             7,883
                                       Elgin                   Elgin, IL                452,000            11,489
                                   Pinckneyville           Pinckneyville, IL            320,000            11,511
                                   Gibson City(d)           Gibson City, IL             232,000            11,892
                                    Kinmundy(d)              Kinmundy, IL               232,000            12,053
                                    Joppa 7B(g)                Joppa, IL                162,000            11,500
                                    Columbia(h)              Columbia, MO               140,000            12,298
--------------------------------------------------------------------------------------------------------------------
   Total natural gas.........                                                         2,054,000
--------------------------------------------------------------------------------------------------------------------
   Total.....................                                                         4,749,000(e)
====================================================================================================================
   CILCO:
   Coal......................        E.D. Edwards(i)        Bartonville, IL             744,000             9,932
                                     Duck Creek(i)            Canton, IL                355,000            10,092
--------------------------------------------------------------------------------------------------------------------
   Total coal................                                                         1,099,000
--------------------------------------------------------------------------------------------------------------------
   Oil.......................         Hallock                 Peoria, IL                 12,800            10,388
                                      Kickapoo                Lincoln, IL                12,800            10,388
--------------------------------------------------------------------------------------------------------------------
   Total oil.................                                                            25,600
--------------------------------------------------------------------------------------------------------------------
   Natural gas...............    Sterling Avenue(i)           Peoria, IL                 30,000            14,385
                                   Indian Trails               Pekin, IL                 10,000             5,279
--------------------------------------------------------------------------------------------------------------------
   Total natural gas.........                                                            40,000
--------------------------------------------------------------------------------------------------------------------
   Total.....................                                                         1,164,600
====================================================================================================================
   Medina Valley:
   Natural gas...............      Medina Valley             Mossville, IL               44,000             5,990
====================================================================================================================
     (a)  "Net Kilowatt Capability" represents generating capacity available for dispatch from the facility into the electric transmission grid.
     (b)  "Net Heat  Rate"  represents  the  amount of energy to produce a given unit of output and is expressed as BTU per kilowatthour.
     (c)  For information regarding a lease arrangement applicable to these CTs, see Note 6 - Long-term Debt and Equity Financings to our financial statements under Part II, Item 8 of this report.
     (d)  CT has the  capability of operating on either oil or natural gas (dual fuel).
     (e)  Approximately 550 megawatts of generating capacity  (Pinckneyville and
          Kinmundy) are expected to be sold by Genco to UE subject to receipt of necessary regulatory approvals.
     (f)  This amount  represents  Ameren's  60%  interest in EEI.  See Note 1 -
          Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report.




     (g)  These  CTs are owned by Genco and  leased to its  parent,  Development
          Company. The operating lease is for a minimum term of 15 years expiring September 30, 2015. Genco receives rental payments under the lease in fixed monthly amounts that vary over the term of the lease and range from $0.8 - $1.0 million.
     (h) Genco has granted the City of Columbia, Missouri options to purchase an undivided ownership interest in these facilities which would result in a sale of up to 72 megawatts (about 50%) of the facilities. The
          City can exercise one option for 36 megawatts at the end of 2010 for a purchase price of $15.5 million, at the end of 2014 for a purchase price of $9.5 million and at the end of 2020 for a purchase price of $4 million and the other option for another 36 megawatts at the end of 2013 for a purchase price of $15.5 million, at the end of 2017 for a purchase price of $9.5 million and at the end of 2023 for a purchase price of $4 million. A power purchase agreement pursuant to which the City is purchasing up to 72 megawatts of capacity and energy generated by these facilities from Marketing Company will terminate if the City exercises the purchase options.
     (i)  These  facilities  were  contributed by CILCO to AERG in October 2003.
          See Note 1 - Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report.


     As of December 31, 2003, UE owned approximately 3,200 circuit miles of electric transmission lines and operated two propane-air plants and 2,950 miles of natural gas transmission and distribution mains. As of December 31, 2003, CIPS owned approximately 1,900 circuit miles of electric transmission lines and operated one propane-air plant, three underground gas storage fields and approximately 4,975 miles of natural gas transmission and distribution mains. As of December 31, 2003, CILCO owned approximately 333 circuit miles of electric transmission lines. CILCO operates two underground gas storage fields and approximately 3,757 miles of gas transmission and distribution mains. Other properties of the companies include distribution lines, underground cables, office buildings, warehouses, garages and repair shops.

     We have fee title to all principal plants and other important units of property, and to the real property on which such facilities are located (subject to mortgage liens securing our outstanding first mortgage bond indebtedness and to certain permitted liens and judgment liens), except that:

o A portion of UE's Osage Plant reservoir, certain facilities at UE's Sioux Plant, most of UE's Peno Creek CT facility, Genco's Columbia CT facility, certain of Ameren's substations and most of our transmission and distribution lines and gas mains are situated on lands occupied under leases, easements, franchises, licenses or permits;
o The United States and/or the State of Missouri own, or have or may have, paramount rights to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River, on which certain of UE's generating and other properties are located; and
o The United States and/or the State of Illinois and/or the State of Iowa and/or the City of Keokuk, Iowa own or have or may have, paramount rights with respect to certain lands lying in the bed of the Mississippi River on which a portion of UE's Keokuk Plant is located.

     Substantially all of the properties and plant of UE, CIPS and CILCO are subject to the direct first liens of the indentures securing their first mortgage bonds. On May 1, 2000, CIPS transferred all of its generating facilities and related assets to Genco. As a part of this transfer, CIPS' generating property and plant were released from the lien of the indenture securing its first mortgage bonds, and such property and plant are presently unencumbered. On October 3, 2003, CILCO transferred substantially all of its generating property and plant to its non rate-regulated electric generating subsidiary, AERG. As part of the transfer, CILCO's transferred generating property and plant was released from the lien of the indenture securing its first mortgage bonds. During 2004, UE plans to transfer its Illinois electric and gas transmission and distribution properties to CIPS. As a part of the transfer, UE's Illinois electric and gas transmission and distribution properties will be released from the lien of the indenture securing its first mortgage bonds and will become encumbered by the direct first lien of the indenture securing CIPS first mortgage bonds.

     In December 2002, UE conveyed most of its Peno Creek CT facility to the City of Bowling Green, Missouri, and leased back the facility from the city for a 20 year term. As a part of the transaction, most of UE's Peno Creek property and plant was released from the lien of the indenture securing UE's first mortgage bonds. Under the terms of this capital lease, UE retains all operation and maintenance responsibilities for the facility and ownership of the facility is returned to UE at the expiration of the lease. When ownership of the Peno Creek facility is returned to UE by the City, the property and plant may again become encumbered by the direct first lien of any outstanding UE first mortgage bond indenture.

     Ameren indirectly owns 60% of the common stock of EEI, which operates electric generation and transmission facilities in Illinois. UE owns 40% of the common stock of EEI, and Resources Company owns 20% of such stock. On April 30, 2002, CIPS transferred its 20% common stock interest in EEI to Ameren in the form of a non-cash dividend of common stock in EEI. The book value of CIPS investment in EEI was $1.8 million. Subsequently, Ameren contributed such stock to Resources Company. This transfer completed the process of achieving a full divestiture of all electric generating capacity that had been owned directly or indirectly by CIPS pursuant to restructuring of the Illinois power industry. On February 2, 2004, Ameren entered into a definitive agreement to purchase a 20% interest in EEI from Dynegy, which upon closing, will be registered in the name of Resources Company. See Note 2 - Acquisitions to our financial statements under Part II, Item 8 of this report for further information on the acquisition of Illinois Power and the 20% interest in EEI. The remaining 20% of the common stock of EEI is held by Kentucky Utilities Company.


ITEM 3. LEGAL PROCEEDINGS.

     We are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our financial position, results of operations or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. We believe we have established appropriate reserves for potential losses.

     For additional information on legal and administrative proceedings, see Rates and Regulation under Item 1. Business above, Liquidity and Capital Resources and Regulatory Matters in Management's Discussion and Analysis of
Financial Condition and Results of Operations under Part II, Item 7 of this report and Note 3 - Rate and Regulatory Matters and Note 15 - Commitments and Contingencies to our financial statements under Part II, Item 8 of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003 with respect to any of the Ameren Companies.


EXECUTIVE OFFICERS OF THE REGISTRANTS (ITEM 401(b) OF REGULATION S-K):

                                                                                       Date First Elected
                             Age at          Present Position and                       or Appointed to
      Name                   12/31/03         Business Experience                      Present Position
      ----                   --------         --------------------                     -----------------
Ameren:
Gary L. Rainwater            57            Chairman, Chief Executive Officer,           01/01/04
                                           President                                    08/30/01
                                           and Director                                 10/10/03
Mr.  Rainwater  began his career with UE in 1979 as an engineer.  He was elected
Vice President - Corporate Planning in 1993. Mr. Rainwater was elected Executive
Vice  President  of CIPS in  January  1997  and was  named  to his  position  as
President and Chief  Executive  Officer of CIPS in December 1997. He was elected
President  of  Resources  Company  in 1999 and  Genco in  2000.  He was  elected
President  and Chief  Operating  Officer of Ameren,  UE and Ameren  Services  in
August 2001 at which time he relinquished his position as President of Resources
Company and Genco. In January 2003, Mr.  Rainwater was named President and Chief
Executive  Officer  of  CILCORP  and CILCO upon  Ameren's  acquisition  of those companies.  Effective  January 1, 2004, Mr.  Rainwater became Chairman and Chief
Executive Officer of Ameren, UE and Ameren Services, in addition to his position of President, succeeding Charles W. Mueller who retired on December 31, 2003. At that time, he was also elected  Chairman of CILCORP and CILCO in addition to his position as President and Chief Executive Officer.

Warner L. Baxter             42            Executive Vice President
                                           and Chief Financial Officer                  10/10/03
From  1983  to  1995,  Mr.  Baxter  was  employed  by  Price   Waterhouse   (now
PricewaterhouseCoopers   LLP).  Mr.  Baxter  joined  UE  in  1995  as  Assistant
Controller.  He was  promoted to  Controller  of UE in 1996 and was elected Vice
President and  Controller of UE and Ameren in 1998.  Mr. Baxter was elected Vice
President and  Controller of CIPS and Genco in 1999 and 2000,  respectively.  He was  elected  Senior Vice  President - Finance of Ameren,  UE, CIPS and Genco in
2001. In January 2003,  Mr. Baxter was elected  Senior Vice President of CILCORP and CILCO upon Ameren's  acquisition of those companies.  Mr. Baxter was elected to his present position at Ameren, UE, CIPS, Genco, CILCORP and CILCO in October
2003.



Steven R. Sullivan           43            Senior Vice President
                                           Governmental/Regulatory Policy,              10/10/03
                                           General Counsel                              07/01/98
                                           and Secretary                                09/01/98
Mr.  Sullivan  was elected  Vice  President,  General  Counsel and  Secretary of
Ameren,  UE and CIPS in 1998 and at Genco in 2000. In January 2003, Mr. Sullivan
was elected Vice  President,  General Counsel and Secretary of CILCORP and CILCO
upon  Ameren's  acquisition  of those  companies.  He was elected to his present position at Ameren,  UE, CIPS,  Genco,  CILCORP and CILCO in October  2003.  Mr.
Sullivan  was  previously  employed  by  Anheuser  Busch  Companies,  Inc. as an attorney from 1995 to 1998.

Jerre E. Birdsong            49            Vice President                               10/12/01
                                           and Treasurer                                04/23/96
Mr.  Birdsong  joined UE in 1977 as an  economist.  He was promoted to Assistant
Treasurer  in 1984,  Manager  of Finance  in 1989 and in 1993 was  appointed  as
Treasurer  of UE. He was elected  Treasurer  of Ameren,  CIPS and Genco in 1996,
1997 and 2000,  respectively.  In addition to being Treasurer, he was elected to the  position  of Vice  President  in 2001 at Ameren,  UE,  CIPS and Genco.  Mr.
Birdsong was elected Vice  President  and Treasurer of CILCORP and CILCO in 2003
upon Ameren's acquisition of those companies.

Martin J. Lyons              37            Vice President                               02/14/03
                                           and Controller                               10/22/01
Mr.  Lyons was  appointed  Controller  of Ameren,  UE, CIPS and Genco in October
2001.  He was  elected  Controller  of CILCORP  and CILCO in  January  2003 upon
Ameren's acquisition of those companies. In addition to being Controller, he was elected to the  position  of Vice  President  of Ameren,  UE,  CIPS and Genco in
February 2003. He was previously employed by  PricewaterhouseCoopers  LLP for 13 years, most recently as a partner.

UE:

Gary L. Rainwater            57            Chairman, Chief Executive Officer,           01/01/04
                                           President                                    08/30/01
                                           and Director                                 04/28/98
                                           (see above)

Warner L. Baxter             42            Executive Vice President, Chief
                                           Financial Officer                            10/10/03
                                           and Director                                 04/22/99
                                           (see above)

Daniel F. Cole               50            Senior Vice President                        07/12/99
UE  employed  Mr.  Cole in 1976 as an  engineer.  He was  named  UE's  Manager -
Resource  Planning in 1996 and General  Manager--Corporate  Planning in 1997. In
1998,  Mr. Cole was elected as Vice  President of  Corporate  Planning of Ameren
Services. He was elected Senior Vice President at UE and Ameren Services in 1999
and at CIPS in 2001. He was elected  President of Genco in 2001 and relinquished that position in 2003. Mr. Cole was elected Senior Vice President at CILCORP and
CILCO in 2003 upon Ameren's acquisition of those companies.


Garry L. Randolph             55            Senior Vice President                       10/16/00
                                            and Director                                10/10/03
Mr.  Randolph  was  employed  by UE in  1977 as an  engineer  and  elected  Vice
President,  Nuclear Operations in 1992, Vice President and Chief Nuclear Officer
in 1997 and Senior Vice President and Chief Nuclear Officer in 2000. In 2001, he
was elected  Senior Vice President at CIPS and Genco.  Mr.  Randolph was elected
Senior Vice President of CILCORP and CILCO in 2003 upon Ameren's  acquisition of those companies.

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy,             10/10/03
                                            General Counsel,                            07/01/98
                                            Secretary                                   09/01/98
                                            and Director                                01/01/04
                                            (see above)



Thomas R. Voss                56            Senior Vice President                       06/01/99
                                            and Director                                10/25/01
Mr.  Voss began his career with UE in 1969 as an  engineer.  After four years of military  service,  he  returned  to UE and  from  1973 to  1998,  held  various positions  including district manager and distribution  operating  manager.  Mr.
Voss was elected Vice  President of CIPS in 1998 and Senior Vice President of UE
and CIPS in 1999. He was elected  Senior Vice  President of CILCORP and CILCO in
2003 upon Ameren's acquisition of those companies. In October 2003, Mr. Voss was elected President of Genco,  Resources Company,  Marketing Company,  AFS, Ameren
Energy and AERG.

David A. Whiteley             47            Senior Vice President                       08/30/01
                                            and  Director                               04/22/03
Mr.  Whiteley  began his career with UE in 1978 as an  engineer  and in 1993 was
named  manager  of  transmission   planning  and  later  manager  of  electrical
engineering and  transmission  planning.  In 2000, Mr. Whiteley was elected Vice
President of Ameren Services  responsible for engineering and  construction  and later energy delivery technical  services.  He was elected Senior Vice President of UE and CIPS in  August  2001 and of Genco in  October  2001.  He was  elected
Senior  Vice  President  of  CILCORP  and CILCO in  January  2003 upon  Ameren's acquisition of those companies.

Ronald D. Affolter            50            Vice President - Nuclear                    10/16/00
Mr.  Affolter  joined UE in 1981 as a systems  engineer at its Callaway  Nuclear
Plant. He later held the positions of  Superintendent - Systems  Engineering and
Manager-Callaway Plant. He was elected Vice President - Nuclear in 2000.


Jerre E. Birdsong             49            Vice President                              10/12/01
                                            and Treasurer                               07/01/93
                                            (see above)


Martin J. Lyons               37            Vice President                              02/14/03
                                            and Controller                              10/22/01
                                            (see above)

Charles D. Naslund            51            Vice President                              02/01/99
Mr.  Naslund  joined UE in 1974 as an  assistant  engineer  in  Engineering  and
Construction.  He became manager, Nuclear Operations Support in 1986 and in 1991 was named manager,  Nuclear Engineering.  He was elected to Vice President Power
Operations at UE in 1999.


Gregory L. Nelson             46            Vice President                              12/11/03
Mr.  Nelson joined UE in 1995 as manager of the tax  department.  He was elected
Vice President of Ameren Services in 1999 and Vice President of UE, CIPS, Genco,
CILCORP and CILCO in 2003.  From 1988 through 1995,  Mr.  Nelson was  associated with the Washington,  D.C. office of the law firm Reid & Priest (now Thelen Reid
& Priest LLP), where he represented  investor-owned  electric  utilities and the
Edison Electric Institute. From 1984 through 1988, he served as a trial attorney with the Tax Division of the DOJ.


Ronald C. Zdellar             59            Vice President                              09/01/02
Mr.  Zdellar  joined UE in 1971 as Assistant  Engineer.  In 1988, he became Vice
President,  Transmission  and Distribution and in 1995 he became Vice President,
Customer  Services - UE. After the merger of UE and CIPSCO, in 1997, Mr. Zdellar was elected Vice President of Ameren  Services.  He assumed the position of Vice
President, Energy Delivery - Distribution Services/UE in 2002.

CIPS:

Gary L. Rainwater             57            President, Chief Executive Officer
                                            and Director                                12/02/97
                                            (see above)



Warner L. Baxter              42            Executive Vice President, Chief
                                            Financial Officer                           10/10/03
                                            and Director                                04/22/99
                                            (see above)

Daniel F. Cole                50            Senior Vice President                       10/12/01
                                            and Director                                10/10/03
                                            (see above)

Garry L. Randolph             55            Senior Vice President                       10/12/01
                                            (see above)

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy,             10/10/03
                                            General Counsel, Secretary                  11/07/98
                                            and Director                                01/01/04
                                            (see above)

Thomas R. Voss                56            Senior Vice President                       06/01/99
                                            and Director                                10/12/01
                                            (see above)

David A. Whiteley             47            Senior Vice President                       10/12/01
                                            and Director                                04/22/03
                                            (see above)

Jerre E. Birdsong             49            Vice President                              10/12/01
                                            and Treasurer                               12/31/97
                                            (see above)

J. L. Davis                   56            Vice President                              02/01/03
Mr. Davis joined CIPS in 1972 as Assistant  Engineer in the Gas  Department  and
held various other  positions until being named Manager of the Gas Department in
1989. In 1997, Mr. Davis was named Vice President Gas Operations and Engineering
Support for Ameren  Services.  In 2003,  Mr. Davis was elected Vice President of
CIPS.

Martin J. Lyons               37            Vice President                              02/14/03
                                            and Controller                              10/22/01
                                            (see above)

Craig D. Nelson               50            Vice President                              04/28/98
Mr. Nelson  joined CIPS in 1979 as a tax  accountant  and was later  promoted to income tax supervisor.  He assumed  positions of increasing  responsibility  and became Treasurer and Assistant  Secretary in 1989 and Vice President,  Corporate
Services  in 1996,  which  position  he later  relinquished.  He  served as Vice
President,  Merger  Coordination  at Ameren  Services  and CIPS in 1998.  He was
elected Vice President, Corporate Planning, Ameren Services in 1999.

Gregory L. Nelson             46            Vice President                              12/11/03
                                            (see above)

Genco:

Thomas R. Voss                56            President
                                            and Director                                10/10/03
                                            (see above)

Warner L. Baxter              42            Executive Vice President, Chief
                                            Financial Officer                           10/10/03
                                            and Director                                04/22/99
                                            (see above)




R. Alan Kelley                51            Senior Vice President                       03/02/00
Mr.  Kelley began his career with UE in 1974 as an  engineer.  He was named UE's
Manager of Corporate  Planning in 1985 and Vice  President  of Energy  Supply in
1988.  Mr.  Kelley was elected  Senior Vice  President of Genco in 2000.  He was elected Senior Vice President at CILCO in January 2003 upon Ameren's acquisition of that company.

Garry L. Randolph             55            Senior Vice President                       10/12/01
                                            (see above)

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy,             10/10/03
                                            General Counsel, Secretary                  03/02/00
                                            and Director                                01/01/04
                                            (see above)

David A. Whiteley             47            Senior Vice President
                                            and Director                                10/12/01
                                            (see above)

Jerre E. Birdsong             49            Vice President                              10/12/01
                                            and Treasurer                               03/02/00
                                            (see above)

Martin J. Lyons               37            Vice President                              02/14/03
                                            and Controller                              10/22/01
                                            (see above)

Gregory L. Nelson             46            Vice President                              12/11/03
                                            (see above)

Robert L. Powers              55            Vice President                              07/05/00
Mr.  Powers  began  his  career  with UE in 1976 as an  engineer.  He was  named
Supervising Engineer in 1977, Superintendent in 1985, Assistant Manager in 1990,
and Manager in 1995. In 2000,  Mr.  Powers was elected Vice  President of Genco.
Also in 2000, he was elected President of EEI.

Jerry L. Simpson              47            Vice President                              03/02/00
Mr.  Simpson  began his career with CIPS in 1978 as an engineer at Newton  Power
Station.  He held various positions until being named Manager of Meredosia Power
Station in 1994.  Mr.  Simpson was elected Vice  President  of CIPS in 1999.  In
2000, Mr. Simpson was elected Vice President of Genco with the formation of that company.

CILCORP:

Gary L. Rainwater             57            Chairman,                                   01/01/04
                                            President,
                                            Chief Executive Officer
                                            and Director                                01/31/03
                                            (see above)

Warner L. Baxter              42            Executive Vice President and Chief
                                            Financial Officer                           10/10/03
                                            and Director                                01/31/03
                                            (see above)

Daniel F. Cole                50            Senior Vice President                       01/31/03
                                            and Director                                10/10/03
                                            (see above)




Garry L. Randolph             55            Senior Vice President                       01/31/03
                                            (see above)

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy,             10/10/03
                                            General Counsel, Secretary                  01/31/03
                                            and Director                                01/01/04
                                            (see above)

Thomas R. Voss                56            Senior Vice President
                                            and Director                                01/31/03
                                            (see above)

David A. Whiteley             47            Senior Vice President                       01/31/03
                                            and Director
                                            (see above)

Jerre E. Birdsong             49            Vice President
                                            and Treasurer                               01/31/03
                                            (see above)

Martin J. Lyons               37            Vice President                              02/14/03
                                            and Controller                              01/31/03
                                            (see above)

Gregory L. Nelson             46            Vice President                              12/11/03
                                            (see above)

CILCO:

Gary L. Rainwater             57            Chairman,                                   01/01/04
                                            President,
                                            Chief Executive Officer
                                            and Director                                01/31/03
                                            (see above)

Warner L. Baxter              42            Executive Vice President and Chief
                                            Financial Officer                           10/10/03
                                            and Director                                01/31/03
                                            (see above)

Daniel F. Cole                50            Senior Vice President                       01/31/03
                                            and Director                                10/10/03
                                            (see above)

R. Alan Kelley                51            Senior Vice President                       01/31/03
                                            (see above)

Garry L. Randolph             55            Senior Vice President                       01/31/03
                                            (see above)

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy,             10/10/03
                                            General Counsel, Secretary                  01/31/03
                                            and Director                                01/01/04
                                            (see above)

Thomas R. Voss                56            Senior Vice President
                                            and Director                                01/31/03
                                            (see above)

David A. Whiteley             47            Senior Vice President                       01/31/03
                                            (see above)

Jerre E. Birdsong             49            Vice President
                                            and Treasurer                               01/31/03
                                            (see above)

Scott A. Cisel                50            Vice President and Chief Operating
                                            Officer                                     01/31/03
                                            and Director                                10/18/99
Mr. Cisel is Vice President and Chief Operating Officer for CILCO, a position he assumed in 2003 upon Ameren's  acquisition of CILCO after serving as Senior Vice
President.  Mr. Cisel has held various  management  positions at CILCO in sales, customer  services  and  district  operations,  including  service as manager of
Commercial Office Operations in 1981, manager of Consumer and Energy Services in
1984,  manager  of Rates,  Sales  and  Customer  Service  in 1988,  director  of
Corporate Sales in 1993 and from 1995 to 2001, Vice President, at first managing
Sales and  Marketing,  then  Legislative  and Public  Affairs  and later  Sales,
Marketing  and  Trading.  In April 2001,  he was named  senior  vice  president.

Martin J. Lyons               37            Vice President                              02/14/03
                                            and Controller                              01/31/03
                                            (see above)

Gregory L. Nelson             46            Vice President                              12/11/03
                                            (see above)

OTHER SIGNIFICANT AMEREN SUBSIDIARIES:

Ameren Services:

Gary L. Rainwater             57            Chairman, Chief Executive Officer,          01/01/04
                                            President                                   08/30/01
                                            and Director                                04/25/00

Warner L. Baxter              42            Executive Vice President, Chief
                                            Financial Officer                           10/10/03
                                            and Director                                04/25/00

Daniel F. Cole                50            Senior Vice President                       06/01/99
                                            and Director                                10/10/03

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy              10/10/03
                                            General Counsel,                            07/01/98
                                            Secretary                                   09/01/98
                                            and Director                                01/01/04

Thomas R. Voss                56            Senior Vice President                       06/01/99
                                            and Director                                10/25/01

David A. Whiteley             47            Senior Vice President                       08/30/01

Jerre E. Birdsong             49            Vice President                              10/12/01
                                            and Treasurer                               12/31/97



Mark C. Birk                  39            Vice President                              02/14/03

Charles A. Bremer             59            Vice President                              12/31/97

J. L. Davis                   56            Vice President                              12/31/97

Martin J. Lyons               37            Vice President                              02/14/03
                                            and Controller                              10/22/01

Richard J. Mark               48            Vice President                              01/02/02

Donna K. Martin               56            Vice President                              05/15/02

Michael L. Menne              49            Vice President                              09/01/02

Michael G. Mueller            40            Vice President                              09/18/00

Craig D. Nelson               50            Vice President                              12/31/97

Gregory L. Nelson             46            Vice President                              02/16/99

Samuel E. Willis              59            Vice President                              12/31/97

Ronald C. Zdellar             59            Vice President                              12/31/97

Ameren Energy:

Thomas R. Voss                56            President
                                            and Director                                10/10/03

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy              10/10/03
                                            General Counsel, Secretary                  09/15/98
                                            and Director                                01/01/04

Jerre E. Birdsong             49            Vice President                              10/12/01
                                            and Treasurer                               09/15/98

Mark C. Birk                  39            Vice President                              09/01/03

Gregory L. Nelson             46            Vice President                              12/11/03

Marketing Company:

Thomas R. Voss                56            President
                                            and Director                                10/10/03

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy,             10/10/03
                                            General Counsel and Secretary               03/02/00

Jerre E. Birdsong             49            Vice President                              10/12/01
                                            and Treasurer                               03/02/00

Gregory L. Nelson             46            Vice President                              12/11/03

Andrew M. Serri               42            Vice President                              03/02/00




Resources Company:

Thomas R. Voss                56            President
                                            and Director                                10/10/03

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy,             10/10/03
                                            General Counsel, Secretary                  09/15/99
                                            and Director                                01/01/04

Jerre E. Birdsong             49            Vice President                              10/12/01
                                            and Treasurer                               09/15/99

R. Alan Kelley                51            Vice President                              11/13/00

Michael L. Moehn              34            Vice President                              09/01/02

Gregory L. Nelson             46            Vice President                              12/11/03

AERG:

Thomas R. Voss                56            President
                                            and Director                                10/10/03

Warner L. Baxter              42            Executive Vice President,
                                            Chief Financial Officer                     10/10/03
                                            and Director                                01/31/03

R. Alan Kelley                51            Senior Vice President                       01/31/03

Garry L. Randolph             55            Senior Vice President                       01/31/03

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy,             10/10/03
                                            General Counsel and Secretary               01/31/03

David A. Whiteley             47            Senior Vice President                       01/31/03

Jerre E. Birdsong             49            Vice President
                                            and Treasurer                               01/31/03

Gregory L. Nelson             46            Vice President                              12/11/03

Robert L. Powers              55            Vice President                              01/31/03

Jerry L. Simpson              47            Vice President                              01/31/03

Martin J. Lyons               37            Controller                                  01/31/03

AFS:

Thomas R. Voss                56            President                                   10/10/03
                                            and Director

Warner L. Baxter              42            Executive Vice President,
                                            Chief Financial Officer                     10/10/03
                                            and Director                                10/25/01



Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy,             10/10/03
                                            General Counsel and Secretary               09/18/00

Jerre E. Birdsong             49            Vice President                              10/12/01
                                            and Treasurer                               09/18/00

Martin J. Lyons               37            Vice President                              02/14/03
                                            and Controller                              10/22/01

Michael G. Mueller            40            Vice President                              09/18/00

Gregory L. Nelson             46            Vice President                              12/11/03

Medina Valley:

Thomas R. Voss                56            President and Manager                       10/10/03

Warner L. Baxter              42            Executive Vice President,
                                            Chief Financial Officer                     10/10/03
                                            and Manager                                 02/04/03

R. Alan Kelley                51            Senior Vice President
                                            and Manager                                 02/04/03

Steven R. Sullivan            43            Senior Vice President
                                            Governmental/Regulatory Policy              10/10/03
                                            Secretary, General Counsel                  02/04/03
                                            and Manager                                 02/04/03

Jerre E. Birdsong             49            Vice President
                                            and Treasurer                               02/04/03

Gregory L. Nelson             46            Vice President                              12/11/03

Robert L. Powers              55            Vice President                              02/04/03

Jerry L. Simpson              47            Vice President                              02/04/03

Martin J. Lyons               37            Controller                                  02/04/03

     Officers are generally elected or appointed annually by the respective board of directors of each company following the election of such board at the annual meetings of shareholders. There are no family relationships between the foregoing officers except that Charles W. Mueller is the father of Michael G. Mueller. Charles W. Mueller retired as an officer on December 31, 2003, but continues as a director of Ameren. Except for Martin J. Lyons, Richard J. Mark, Michael L. Moehn and Donna K. Martin, each of the above-named executive officers has been employed by an Ameren company for more than five years in executive or management positions. Mr. Lyons was previously employed as an accountant by PricewaterhouseCoopers LLP; Mr. Mark as Chief Executive Officer of St. Mary's Hospital by Ancilla Systems, Incorporated; Mr. Moehn as an accountant by PricewaterhouseCoopers LLP; and Ms. Martin in human resources by Faulding Pharmaceuticals.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Ameren's common stock is listed on the New York Stock Exchange (ticker symbol: AEE). Ameren began trading on January 2, 1998, following the merger of UE and CIPSCO on December 31, 1997.

     Ameren common stockholders of record totaled 89,970 on January 31, 2004. The following table presents the price ranges and dividends paid per common share for Ameren for each quarter during 2003 and 2002.


=======================================================================================================================
           AEE 2003                                                                                    Dividends
        Quarter Ended                  High                 Low                   Close                  Paid
-----------------------------------------------------------------------------------------------------------------------
   March 31...............        $    44.73          $     37.43            $    39.05                63 1/2(cent)
   June 30................             46.50                38.89                 44.10                63 1/2
   September 30...........             44.80                40.74                 42.91                63 1/2
   December 31............             46.17                42.55                 46.00                63 1/2
=======================================================================================================================
=======================================================================================================================
           AEE 2002                                                                                    Dividends
        Quarter Ended                  High                 Low                   Close                  Paid
-----------------------------------------------------------------------------------------------------------------------
   March 31...............        $    43.85          $     39.50            $    42.75                63 1/2(cent)
   June 30................             45.20                40.20                 43.01                63 1/2
   September 30...........             45.14                34.72                 41.65                63 1/2
   December 31............             42.69                38.75                 41.57                63 1/2
=======================================================================================================================

     There is no trading market for the common stock of UE, CIPS, Genco, CILCORP or CILCO. Ameren holds all outstanding common stock of UE, CIPS and CILCORP; Development Company holds all outstanding common stock of Genco; and CILCORP holds all outstanding common stock of CILCO.

     For a discussion of restrictions on the Ameren Companies payment of dividends, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

======================================================================================================================
   For the years ended December 31,
   (In millions, except per share amounts)            2003        2002(a)     2001(b)(c)     2000(b)(c)    1999(c)
----------------------------------------------------------------------------------------------------------------------
   Ameren:
    Operating revenues(d).....................    $   4,593      $  3,841    $  3,858        $  3,856     $ 3,536
    Operating income..........................        1,090           873         965             941         821
    Net income after preferred stock
      dividends...............................          524           382         469             457         385
    Common stock dividends....................          410           376         350             349         349
    Earnings per share - basic................         3.25          2.61        3.41            3.33        2.81
                       - diluted..............         3.25          2.60        3.40            3.33        2.81
    Common stock dividends per share..........         2.54          2.54        2.54            2.54        2.54

   As of December 31,
    Total assets(e)...........................    $  14,233      $ 12,151    $ 10,401        $  9,714     $ 9,178
    Long-term debt, excluding current
      maturities..............................        4,070         3,433       2,835           2,745       2,448
    Preferred stock subject to mandatory
      redemption..............................           21             -           -               -           -
    Preferred stock not subject to mandatory
      redemption..............................          182           193         235             235         235
    Common stockholders' equity...............        4,354         3,842       3,349           3,197       3,090
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
   For the years ended December 31,
   (In millions, except per share amounts             2003        2002(a)      2001(a)         2000(b)(c)    1999(c)
----------------------------------------------------------------------------------------------------------------------
   UE:
    Operating revenues........................    $   2,637      $  2,650    $   2,786        $  2,720     $   2,534
    Operating income..........................          787           644          681             679           674
    Net income after preferred stock
      dividends...............................          441            33          365             344           340
    Distribution to parent....................          288           299          283             207           329

   As of December 31,
    Total assets(e)...........................    $   8,517      $  8,103    $   7,288        $  7,116     $   7,044
    Long-term debt, excluding current
       maturities.............................        1,758         1,687        1,599           1,760         1,883
    Preferred stock not subject to mandatory
       redemption.............................          113           113          155             155           155
    Common stockholder's equity...............        2,810         2,632        2,654           2,571         2,434
======================================================================================================================
   CIPS:
    Operating revenues........................    $     742      $    824    $     840        $    894     $     933
    Operating income..........................           45            52           69             135           125
    Net income after preferred stock dividends           26            23           42              75            50
    Distribution to parent....................           62            62           33              54            90

   As of December 31,
    Total assets(e)...........................    $   1,742      $  1,821    $   1,783        $  1,867     $   1,782
    Long-term debt, excluding current
       maturities.............................          485           534          579             463           494
    Preferred stock not subject to mandatory
       redemption.............................           50            80           80              80            80
    Common stockholder's equity...............          482           512          564             555            53
======================================================================================================================
   Genco:
    Operating revenues........................    $     788      $    743    $     730        $    480     $       -
    Operating income..........................          194           139          195             103             -
    Net income after preferred stock dividends           75            32           76              44             -
    Distribution to parent....................           36            21            -               -             -

   As of December 31,
    Total assets..............................    $   1,977      $  2,010    $   1,756        $  1,394     $       -
    Long-term debt, excluding current
       maturities.............................          698           698          424             424             -
    Subordinated intercompany notes...........          411           462          508             602             -
    Common stockholder's equity...............          321           280          274              44             -
======================================================================================================================
   CILCORP:(f)
    Operating revenues........................    $     909      $    778    $     786        $    724     $     581
    Operating income..........................           85            98          116              97            41
    Net income after preferred stock
       dividends..............................           23            25           24              11             -
    Distribution to parent....................           27             -           15               9            30
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
   For the years ended December 31,
   (In millions, except per share
    amounts)                                          2003        2002(a)      2001(a)         2000(b)(c)    1999(c)
----------------------------------------------------------------------------------------------------------------------
   As of December 31,
    Total assets(e)...........................    $   2,140      $  1,928     $  1,814        $  1,949     $   1,831
    Long-term debt, excluding current
       maturities.............................          669           791          718             720           730
    Preferred stock subject to mandatory
       redemption.............................           21            22           22              22            22
    Preferred stock not subject to mandatory
       redemption.............................           19            19           19              19            44
    Common stockholder's equity...............          478           495          517             470           468
======================================================================================================================
   CILCO:(g)
    Operating revenues........................    $     822      $    719    $     740        $    636     $     553
    Operating income..........................           53            97           47              73            44
    Net income after preferred stock
       dividends                                         43            48           12              45            16
    Distribution to parent....................           62            40           45              26            30

   As of December 31,
    Total assets(e)...........................  $     1,324      $  1,250    $   1,043        $  1,107     $   1,056
    Long-term debt, excluding current
       maturities.............................          138           316          243             245           238
    Preferred stock subject to mandatory
       redemption.............................           21            22           22              22            22
    Preferred stock not subject to mandatory
       redemption.............................           19            19           19              19            44
    Common stockholder's equity...............          323           323          341             351           333
   -------------------------------------------------------------------------------------------------------------------
     (a)  At Ameren, UE and Genco, revenues were netted with costs upon adoption of EITF No. 02-3 and the  rescission of EITF No.  98-10.  See Note 1 -
          Summary of Significant Accounting Policies to our financial statements under Part II,  Item 8 of this  report for  further  information.  The amounts were netted as follows at Ameren: 2002 - $738 million,  2001 -
          $648 million; at UE: 2002 - $458 million,  2001 - $392 million; and at
          Genco: 2002 - $253 million, 2001 - $256 million.
     (b)  On May 1, 2000, CIPS  transferred its electric  generating  assets and related  liabilities,  at net book value,  to Genco, in exchange for a subordinated  promissory  note from Genco in the  principal  amount of
          $552 million and 1,000 shares of Genco's common stock.
     (c)  Amounts for CILCORP and CILCO have not been reclassified to conform to
          Ameren classifications for 2000 and 1999.
     (d)  Includes amounts for CILCORP since the acquisition date of January 31,
          2003; includes amounts for non-registrant  Ameren subsidiaries as well as  intercompany  eliminations.  See  Note  2 -  Acquisitions  to  our financial statements under Part II, Item 8 of this report.
     (e)  Estimated  future removal costs  embedded in accumulated  depreciation within our regulated  operations at December 31, 2002, of $652 million at Ameren,  $528 million at UE, $124  million at CIPS,  $27 million at
          CILCORP and $141  million at CILCO were  reclassified  to a regulatory liability to conform to current  period  presentation.  Prior  periods were not reclassified.  See Note 1 - Summary of Significant Accounting
          Policies  to our  financial  statements  under Part II, Item 8 of this report for further information.
     (f)  CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (g)  CILCO's  financial  statements are presented on a historical  basis of accounting  for  all  periods  presented.  See  Note  1 -  Summary  of
          Significant Accounting Policies to our financial statements under Part
          II, Item 8 of this report for further information.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Executive Summary

     As we began 2003, Ameren was faced with a weak economy and energy market, electric rate reductions in our Missouri service territory and rising employee benefit costs. To tackle these challenges, we initiated a voluntary retirement program that reduced staffing levels by over 500 people, closed inefficient generating units, took steps to reduce employee benefit costs and focused on cost containment throughout our business. While decisions to undertake these initiatives were difficult, management felt they were necessary to meet investors' expectations and better position Ameren for the future so as to benefit all of our stakeholders.

     Strong operating performance at our power plants during 2003 permitted Ameren to offset reduced sales due to milder-than-normal summer weather and to take advantage of better-than-expected interchange power prices. In 2003, our plants produced more electricity in a single year than ever before, resulting in an increased contribution from interchange sales. In 2003, we also successfully completed the acquisition and integration of CILCORP, realizing anticipated synergies.

     With the addition of CILCORP, Ameren now serves over 1.7 million electric and over 500,000 natural gas customers in Missouri and Illinois. We are the largest electric utility in Missouri and the second largest electric utility in Illinois. In February 2004, we signed a definitive agreement to purchase from Dynegy the stock of Illinois Power and an additional 20% interest in EEI. We believe Illinois Power is an excellent strategic fit with our core transmission and distribution business and the additional interest in EEI will bring us more value from EEI's low cost generation plant. The acquisition of Illinois Power will add approximately 590,000 electric customers and 415,000 gas customers. Subject to regulatory approval, we expect to complete the acquisition by the end of 2004.

     We expect factors positively impacting 2004 earnings to include, among other things, sales growth in our service territory, almost $30 million in gas rate increases for our gas operations, incremental synergies from the CILCORP acquisition and continued cost control. Factors negatively impacting 2004 earnings are expected to be the implementation of a $30 million reduction in annual electric revenues in Missouri in April 2004, a Callaway Nuclear Plant refueling outage in the spring of 2004, and rising employee benefit costs. Our 2004 earnings will also be affected by the short-term dilutive effect of the issuance of common shares in February 2004, the proceeds of which are intended to be ultimately used for the acquisitions of Illinois Power and the 20% interest in EEI. However, once completed, we expect these acquisitions to increase our earnings per share.

General

     Ameren, headquartered in St. Louis, Missouri, is a public utility holding company registered with the SEC under the PUHCA. Ameren's primary asset is the common stock of its subsidiaries. Ameren's subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas distribution businesses and non rate-regulated electric generation businesses in Missouri and Illinois. Dividends on Ameren's common stock are dependent on distributions made to it by its subsidiaries. Ameren's Registrants are listed below. See Note 1 - Summary of Significant Accounting Policies to our financial statements for a detailed description of our principal subsidiaries. Also see the Glossary of Terms and Abbreviations.

o    UE,  also  known as  Union  Electric  Company,  operates  a  rate-regulated
     electric  generation,   transmission  and  distribution   business,  and  a
     rate-regulated natural gas distribution business in Missouri and Illinois.

o CIPS, also known as Central Illinois Public Service Company, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.

o Genco, also known as Ameren Energy Generating Company, operates a non rate-regulated electric generation business.

o CILCO, also known as Central Illinois Light Company, is a subsidiary of CILCORP (a holding company) and operates a rate-regulated electric transmission and distribution business, a primarily non rate-regulated electric generation business and a rate-regulated natural gas distribution business in Illinois.

     When we refer to our, we or us, it indicates that the referenced information relates to Ameren and its subsidiaries. When we refer to financing or acquisition activities, we are defining Ameren as the parent holding company. When appropriate, each Registrant is specifically referenced in order to distinguish among our different business activities.

     The financial statements of Ameren are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. Results of CILCORP and CILCO reflected in Ameren's consolidated financial statements include the period from the acquisition date of January 31, 2003 through December 31, 2003. However, tabular presentation of CILCORP and CILCO's results and other discussions specific to CILCORP and CILCO represent the full twelve month period. See Note 2 - Acquisitions to our financial statements under Part II, Item 8 of this report for further information. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

Acquisitions

CILCORP and Medina Valley

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

     Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 205,000 and 210,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to CIPS' service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase included approximately 1,200 megawatts of largely coal-fired generating capacity, most of which became non rate-regulated on October 3, 2003, due to CILCO's transfer of approximately 1,100 megawatts of generating capacity to AERG. See Note 1 - Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report for further information on the transfer to AERG.

     The total acquisition cost was approximately $1.4 billion and included the assumption by Ameren of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $479 million in cash, net of $38 million cash acquired. The cash component of the purchase price came from Ameren's issuance in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares, which together generated aggregate net proceeds of $575 million. See Note 2 - Acquisitions to our financial statements under Part II, Item 8 of this report for further information.

Illinois Power

     On February 2, 2004, we entered into an agreement with Dynegy to purchase the stock of Decatur, Illinois-based Illinois Power and Dynegy's 20% ownership interest in EEI. Illinois Power operates a rate-regulated electric and natural gas transmission and distribution business serving approximately 590,000 electric and 415,000 gas customers in areas contiguous to our existing Illinois utility service territories. The total transaction value is approximately $2.3 billion, including the assumption of approximately $1.8 billion of Illinois Power debt and preferred stock, with the balance of the purchase price to be paid in cash at closing. Ameren will place $100 million of the cash portion of the purchase price in a six-year escrow pending resolution of certain contingent environmental obligations of Illinois Power and other Dynegy affiliates for which Ameren has been provided indemnification by Dynegy.

     Ameren's financing plan for this transaction includes the issuance of new Ameren common stock, which in total, is expected to equal at least 50% of the transaction value. In February 2004, Ameren issued 19.1 million common shares that generated net proceeds of $853 million. Proceeds from this sale and future offerings are expected to be used to finance the cash portion of the purchase price, to reduce Illinois Power debt assumed as part of this transaction, to pay any related premiums and possibly to reduce present or future indebtedness and/or repurchase securities of Ameren or our subsidiaries.

     Upon completion of the acquisition, expected by the end of 2004, Illinois Power will become an Ameren subsidiary operating as AmerenIP. The transaction is subject to the approval of the ICC, the SEC, the FERC, the Federal Communications Commission, the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

     In addition, this transaction includes a firm capacity power supply contract for Illinois Power's annual purchase of 2,800 megawatts of electricity from a subsidiary of Dynegy. This contract will extend through 2006 and is expected to supply about 75% of Illinois Power's customer requirements.

     For the nine months ended September 30, 2003, Illinois Power had revenues of $1.2 billion, operating income of $130 million, and net income applicable to its common shareholder of $88 million, and at September 30, 2003, had total assets of $2.6 billion, excluding an intercompany note receivable from its parent company of approximately $2.3 billion. For the year ended December 31, 2002, Illinois Power had revenues of $1.5 billion, operating income of $164 million, and net income applicable to its common shareholder of $158 million, and at December 31, 2002, had total assets of $2.6 billion, excluding an intercompany note receivable from its parent company of approximately $2.3 billion. See also Liquidity and Capital Resources below for the potential impact on credit ratings that could result from the acquisition of Illinois Power. Illinois Power also files quarterly and annual reports with the SEC.


RESULTS OF OPERATIONS

Earnings Summary

     Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also affected by seasonal fluctuations caused by winter heating and summer cooling demand. With approximately 90% of Ameren's revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. Our non rate-regulated sales are subject to market conditions for power. We principally utilize coal, nuclear fuel, natural gas and oil in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, supply and demand levels and many other factors. We do not have fuel or purchased power cost recovery mechanisms in Missouri or Illinois for our electric utility businesses, but we do have gas cost recovery mechanisms in each state for our gas utility businesses. The electric rates for UE, CIPS and CILCO are largely set through 2006 such that cost decreases or increases will not be immediately reflected in rates. In addition, the gas delivery rates for UE in Missouri are set through June 2006. Fluctuations in interest rates impact our cost of borrowing and pension and postretirement benefits. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

     Ameren's net income for 2003, 2002 and 2001, was $524 million ($3.25 per share before dilution), $382 million ($2.61 per share before dilution), and $469 million ($3.41 per share before dilution), respectively. In 2003, Ameren's net income included an after-tax gain ($31 million or 19 cents per share) related to the settlement of a dispute over mine reclamation issues with a coal supplier and a net cumulative effect after-tax gain ($18 million or 11 cents per share) associated with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." The coal contract settlement gain represented a return of coal costs plus accrued interest previously paid to a coal supplier for future reclamation of a coal mine. The SFAS No. 143 net gain resulted principally from the elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation.

     The following table presents the net cumulative effect after-tax gain recorded at each of the Ameren Companies upon adoption of SFAS No. 143:

   ============================================================================
                      Net Cumulative Effect After-Tax Gain
   ----------------------------------------------------------------------------
   Ameren(a).................................................           $   18
   UE........................................................                -
   CIPS......................................................                -
   Genco.....................................................               18
   CILCORP(b)................................................                4
   CILCO(c)..................................................               24
   ============================================================================
     (a)  Excludes  amounts for  CILCORP and CILCO prior to t January 31,  2003;
          includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) Represents predecessor information recorded in January 2003 prior to the acquisition date of January 31, 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (c) CILCO's financial statements are presented on a historical basis of accounting for all periods presented. See Note 1 - Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report for further information.

     In 2002, Ameren's net income included restructuring charges of $58 million, net of taxes, or 40 cents per share, which consisted of a voluntary employee retirement program, the retirement of UE's Venice, Illinois plant, and the temporary suspension of operation of two coal-fired generating units at Genco's Meredosia, Illinois plant. See Note 7 - Restructuring Charges and Other Special Items to our financial statements under Part II, Item 8 of this report for further information. In 2001, Ameren's net income was reduced by $7 million, net of taxes, or 5 cents per share, due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     The following table presents a reconciliation of Ameren's net income to net income excluding restructuring charges and other special items (e.g. coal contract settlement), as well as the effect of SFAS No. 143 and SFAS No. 133 adoption, all net of taxes, for the years ended December 31, 2003, 2002, and 2001. Ameren believes this reconciliation presents results from continuing operations on a more comparable basis. However, net income, or earnings per share, excluding these items is not a presentation defined under GAAP and may not be comparable to other companies or more useful than the GAAP presentation included in Ameren's financial statements.

   ===================================================================================================================
                                                                                   2003         2002         2001
   -------------------------------------------------------------------------------------------------------------------
   Net income.................................................................    $   524      $   382      $  469
   Earnings per share - basic.................................................    $  3.25      $  2.61      $ 3.41
   -------------------------------------------------------------------------------------------------------------------
        Restructuring charges and other special items, net of taxes...........        (31)          58           -
        SFAS No. 143 adoption - gain, net of taxes............................        (18)           -           -
        SFAS No. 133 adoption - loss, net of taxes............................          -            -           7
   -------------------------------------------------------------------------------------------------------------------
   Total restructuring charges and other special items, effect of SFAS No.
        143 and SFAS No. 133 adoption, net of taxes...........................    $   (49)     $    58      $    7
                                                   -per share.................    $ (0.30)     $  0.40      $ 0.05
   -------------------------------------------------------------------------------------------------------------------
   Net income, excluding restructuring charges and other special items,
        effect of SFAS No. 143 and SFAS No. 133 adoption......................    $   475      $   440      $  476
   Earnings per share, excluding restructuring charges and other special
        items, and the effect of SFAS No. 143 and No. 133 adoption - basic....    $  2.95      $  3.01      $ 3.46
   ===================================================================================================================

     Excluding the gains and losses discussed above, Ameren's net income increased $35 million, and earnings per share decreased six cents, in 2003 as compared to 2002. The change in net income was primarily due to the acquisition of CILCORP, as discussed below, favorable interchange margins (35 cents per share) due to improved power prices in the energy markets and greater low-cost generation available for sale, organic growth, lower labor costs due to the voluntary employee retirement program implemented in early 2003 (11 cents per share), lower maintenance expenses in Ameren's pre-CILCORP acquisition operations (25 cents per share), and a decrease in Other Miscellaneous Expense as a result of the expensing of economic development and energy assistance programs in the second quarter of 2002 related to the UE Missouri electric rate case settlement. These benefits to Ameren's 2003 net income were partially offset by unfavorable weather conditions (estimated to be 40 to 50 cents per share) primarily due to cooler summer weather in Ameren's pre-CILCORP territory, an electric rate reduction in UE's Missouri service territory that went into effect in April 2003 (11 cents per share), lower sales of emission credits (7 cents per share), higher employee benefit costs and increased common shares outstanding.

     Excluding the charges discussed above, Ameren's net income decreased $36 million (45 cents per share) in 2002 as compared to 2001, primarily due to the impact of the settlement of our Missouri electric rate case (26 cents per share), increased costs of employee benefits, higher depreciation (17 cents per share), excluding the effect of the rate case that is included in the 26 cents above, and a decline in industrial sales due to the continued soft economy. Increased average common shares outstanding (8.8 million shares) and financing costs also reduced Ameren's earnings per share in 2002 (29 cents per share). Factors decreasing net income in 2002 were partially offset by favorable weather conditions (estimated to be 20 to 30 cents per share), sales of emission credits by EEI (10 cents per share) and organic growth.

     The impact from the acquisitions of CILCORP and Medina Valley and related financings was accretive to Ameren's earnings per share in 2003 by an estimated four cents per share as Ameren realized synergies associated with the acquisitions following the integration of systems and operating practices.

     The amortization of non-cash purchase accounting fair value adjustments at CILCORP increased Ameren's and CILCORP's net income by $24 million for the eleven months ended December 31, 2003, as compared to the prior year period. The amortization of the fair value adjustments that increased net income were related to pension and postretirement liabilities, coal contract liabilities, severance liabilities and long-term debt. The amortization of fair value adjustments that decreased net income were related to electric plant in service, purchased power and emission credits. The following table presents the favorable (unfavorable) impact on Ameren's and CILCORP's net income related to the amortization of purchase accounting fair value adjustments during 2003:

   ============================================================================
   For the eleven months ended December 31, 2003:
   ----------------------------------------------------------------------------
   Statement of Income line item:
     Other operations and maintenance(a)...........................    $   39
     Interest(b)...................................................         7
     Fuel and purchased power(c)...................................         1
     Depreciation and amortization(d)..............................        (7)
     Income taxes(e)...............................................       (16)
   -----------------------------------------------------------------------------
     Impact on net income..........................................    $   24
   ============================================================================
     (a) Included in other operations and maintenance are the amortization of the adjustment of the pension plan assets to fair value; the increase in the fair value of the retail customer contracts amortized over the remaining useful life of 10 years; the adjustment to fair value of the investment assets amortized over the useful lives ranging from 6 to 16 years; the adjustment of severance liabilities; and the write-off of CILCO software.
     (b) The impact on interest of the amortization of purchase accounting adjustments is due to CILCORP's 9.375% senior notes due 2029 and 8.70% senior notes due 2009 being written up to fair value and amortized over the average remaining life of the debt. See Note 6 - Long-term Debt and Equity Financings to our financial statements under Part II,
          Item 8 of this report for additional information.
     (c) Included in fuel and purchased power are the amortization of the adjustment of emission credits to fair value amortized over 28 years and the amortization of the adjustment of coal contracts to fair value amortized over the remaining useful life of 2 years.
     (d) The impact on depreciation and amortization of the amortization of purchase accounting adjustments is due to the plant assets at Duck Creek, E. D. Edwards, and Sterling Avenue being written up to fair value and amortized over the remaining useful lives of the plants (Duck Creek - 34 years; E. D. Edwards - 27 years; and Sterling Avenue
          - 15 years). (e) Tax effect of the above amortization adjustments.
     (e)  Tax effect of the above amortization adjustments.

     As a holding company, Ameren's net income and cash flows are primarily generated by its principal subsidiaries, UE, CIPS, Genco and CILCORP. The following table presents the contribution by Ameren's principal subsidiaries to Ameren's consolidated net income for the years ended December 31, 2003, 2002, and 2001:

   ================================================================================================================
                                                                         2003             2002             2001
   ----------------------------------------------------------------------------------------------------------------
   Net income:
         UE(a)....................................................      $   441          $  336           $   365
         CIPS.....................................................           26              23                42
         Genco(a).................................................           75              32                76
         CILCORP(b)...............................................           14               -                 -
         Other(c).................................................          (32)             (9)              (14)
   ----------------------------------------------------------------------------------------------------------------
   Ameren net income..............................................      $   524          $  382           $   469
   ================================================================================================================
     (a)  Includes  earnings  from  interchange  sales  by  Ameren  Energy  that provided  approximately  $58  million of UE's net  income  (2002 - $20 million) and  approximately  $30 million of Genco's net income (2002 -
          $10 million) in 2003.
     (b)  Excludes net income prior to the acquisition date of January 31, 2003.
          January 2003 predecessor amounts were $9 million. CILCORP consolidates
          CILCO and therefore includes CILCO amounts in its balances.
     (c)  Includes  corporate general and  administrative  expenses,  transition
          costs   associated   with  the  CILCORP   acquisition  and  other  non
          rate-regulated operations.

Electric Operations

     The following tables present the favorable (unfavorable) variations in electric margins, defined as electric revenues less fuel and purchased power, as compared to the prior periods for the years ended December 31, 2003 and 2002. Although electric margin may be considered a non-GAAP measure, we believe it is a useful measure to analyze the change in profitability of our electric operations between periods. The variation for Ameren reflects the entire contribution from CILCORP as a separate line item. The variations in CILCORP and CILCO electric margins are for 2003 as compared to 2002 when Ameren did not own these companies, and they did not contribute to Ameren's electric margins.

   ==================================================================================================================
               2003 versus 2002                Ameren(a)      UE       CIPS      Genco       CILCORP(b)     CILCO(c)
   ------------------------------------------------------------------------------------------------------------------
   Electric revenue change:
      CILCORP acquisition..................    $  497      $   -      $   -     $  -         $  -            $   -
      Effect of weather (estimate).........      (121)       (96)       (16)       -          (11)             (11)
      Growth and other (estimate)..........        46         39        (88)       5           39               39
      Rate reductions......................       (34)       (34)         -        -            -                -
      Interchange revenues.................        80         62          -       40            9                9
      EEI..................................       (51)         -          -        -            -                -
   ------------------------------------------------------------------------------------------------------------------
   Total ..................................    $  417      $ (29)     $(104)    $ 45         $ 37            $  37
   ------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power change:
      CILCORP acquisition..................    $ (261)     $   -      $   -     $  -         $  -            $   -
      Fuel:
          Generation and other.............       (28)       (29)         -       23            2               (3)
          Price............................         3         (5)         -        8            -                -
      Purchased power......................        63         36         77      (37)         (52)             (48)
      EEI .................................        (7)         -          -        -            -                -
   ------------------------------------------------------------------------------------------------------------------
   Total ..................................    $ (230)     $   2      $  77     $ (6)        $(50)           $ (51)
   ----------------------------------------------------------------------------------------------------------------
   Net change in electric margins..........    $  187      $ (27)     $ (27)    $ 39         $ 13)           $ (14)
   ------------------------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------------------------
       2002 versus 2001                        Ameren(a)      UE       CIPS      Genco      CILCORP(b)      CILCO(c)
   ------------------------------------------------------------------------------------------------------------------
   Electric revenue change:
      Effect of weather (estimate).........    $   82      $  62      $  14     $  -         $  5            $   5
      Growth and other (estimate)..........        22         (7)        23        5           40               40
      Rate reductions......................       (47)       (47)         -        -            -                -
      Credit to customers..................       (10)       (10)         -        -            -                -
      Interchange revenues.................      (109)      (117)         -        8           (6)              (6)
      EEI..................................        75          -          -        -            -                -
   ------------------------------------------------------------------------------------------------------------------
   Total ..................................    $   13      $(119)     $  (9)    $ 13         $ 39            $  39
   ------------------------------------------------------------------------------------------------------------------



   ------------------------------------------------------------------------------------------------------------------
               2002 versus 2001                Ameren(a)      UE       CIPS      Genco      CILCORP(b)      CILCO(c)
   ------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power change:
      Fuel:
        Generation and other(d)............    $  (57)     $  (9)     $   -     $(47)        $(43)           $  40
        Price..............................        17         21          -       (4)           5                5
      Purchased power......................       174        177         15       18          (20)             (20)
      EEI..................................       (45)         -          -        -            -                -
   ------------------------------------------------------------------------------------------------------------------
   Total ..................................    $   89      $ 189      $  15     $(33)        $(58)           $  25
   ------------------------------------------------------------------------------------------------------------------
   Net change in electric margins..........    $  102      $  70      $   6     $(20)        $(19)           $  64
   ==================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January  31,  2003;  includes  amounts  for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  Includes  predecessor  information  for  periods  prior to January 31,
          2003. CILCORP  consolidates CILCO and therefore includes CILCO amounts in its balances.
     (c)  CILCO's  financial  statements are presented on a historical  basis of accounting  for  all  periods  presented.  See  Note  1 -  Summary  of
          Significant Accounting Policies to our financial statements under Part
          II, Item 8 of this report for further information.
     (d)  CILCORP's  generation  and other  line item  includes  $83  million of purchase accounting adjustments related to the purchase by AES.


Ameren

     2003 versus 2002

     Ameren's electric margin increased $187 million in 2003 as compared to 2002. Increases in electric margin in 2003 were primarily attributable to the acquisition of CILCORP, increased interchange margins and organic sales growth, partially offset by unfavorable weather conditions relative to 2002, lower sales of emission credits and rate reductions. CILCORP's electric margin for the eleven months ended December 31, 2003, was $236 million. Interchange margins increased $92 million in 2003 due to improved power prices in the energy markets and increased low-cost generation availability. Average realized power prices on interchange sales increased to approximately $32 per megawatthour in 2003 from approximately $25 per megawatthour in 2002. Availability of coal-fired generating plants increased to 86% in 2003 from 82% in 2002 due to fewer scheduled and unscheduled outages. In addition, there was no refueling outage at the Callaway Nuclear Plant in 2003.

     The unfavorable weather conditions were primarily due to cooler summer weather in the second and third quarters of 2003 versus warmer than normal conditions in the same periods in 2002. Cooling degree days were approximately 25% less in 2003 in our service territory compared to 2002 and approximately 10% less compared to normal conditions. Heating degree days in 2003 were comparable to 2002 and normal conditions. In Ameren's pre-CILCORP acquisition service territory, weather-sensitive residential and commercial electric kilowatthour sales declined 4% and 2%, respectively, in 2003 compared to 2002. Industrial electric kilowatthour sales increased 2% in 2003 in Ameren's pre-CILCORP acquisition service territory due to improving economic conditions.

     Annual rate reductions of $50 million and $30 million were effective April 1, 2002 and 2003, respectively, as a result of the 2002 UE electric rate case settlement in Missouri, and negatively impacted electric revenues in 2003 and 2002. Revenues will be further reduced at UE by the 2002 UE settlement of the Missouri electric rate case, due to an additional $30 million of annual electric rate reduction effective April 1, 2004.

     EEI's revenues decreased in 2003 compared to 2002 due to lower emission credit sales and decreased sales to its principal customer, which also resulted in a decrease in fuel and purchased power. EEI's sales of emission credits were $10 million in 2003 as compared to $38 million in 2002.

     Ameren's fuel and purchased power increased in 2003 compared to 2002 due to increased kilowatthour sales related primarily to the addition of CILCORP. Excluding CILCORP, fuel and purchased power decreased in 2003 primarily due to the greater availability of low-cost generation.

     2002 versus 2001

     Ameren's electric margin increased $102 million in 2002 as compared to 2001. Increases in electric margin in 2002 were primarily attributable to more favorable weather conditions and increased sales of emission credits. In 2002, weather-sensitive residential electric kilowatthour sales increased by 7% and commercial electric kilowatthour sales increased by 2% as cooling degree days were approximately 10% greater in 2002 compared to 2001. However, industrial sales were approximately 5% lower in 2002 as compared to 2001 due primarily to the impact of the soft economy. Revenues were also reduced by $47 million in 2002 due to the settlement of UE's Missouri electric rate case.

     Contribution to electric margin from EEI increased in 2002 from 2001 principally due to EEI's sale of $38 million in emission credits, which is included in the overall $75 million increase in EEI revenues. The remaining EEI increase was due to increased sales to its principal customer, which also resulted in an increase in fuel and purchased power.

     Interchange revenues decreased in 2002 from 2001 due to lower energy prices and less low-cost generation available for sale, resulting primarily from increased demand for generation from native load customers. Fuel and purchased power decreased in 2002 from 2001 due primarily to lower energy prices, partially offset by increased fuel and purchase power costs due to increased kilowatthour sales and unscheduled plant outages.

     During 2002, we adopted the provisions of EITF No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the Statement of Income. See also Note 1 - Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report for further information on the impact of netting these operating revenues and costs.

UE

     UE's electric margin decreased $27 million in 2003 as compared to 2002. Decreases in electric margin in 2003 were primarily attributable to the unfavorable weather conditions and the rate reductions resulting from the 2002 Missouri electric rate case settlement as mentioned above. However, interchange margins increased $64 million due to improved power prices in the energy markets and increased low-cost generation availability as mentioned above. Fuel and purchased power in 2003 was comparable to 2002.

     UE's electric margin increased $70 million in 2002 as compared to 2001. Increases in electric margin in 2002 were primarily attributable to more favorable weather conditions and lower fuel and purchased power costs. Revenues decreased due to the settlement of the 2002 Missouri electric rate case as mentioned above. Interchange margins decreased due to lower energy prices and less low-cost generation available for sale, resulting primarily from increased demand for generation from native load customers. Fuel and purchased power decreased due primarily to lower energy prices, partially offset by increased kilowatthour sales and unscheduled plant outages.

CIPS

     CIPS' electric margin decreased $27 million in 2003, as compared to 2002, primarily due to unfavorable weather conditions as mentioned above and several customers switching from CIPS to Marketing Company. Commencing in 2002, all of CIPS', CILCO's and UE's Illinois residential, commercial and industrial customers had a choice in electric suppliers as provided by the Illinois Customer Choice Law. Several of CIPS' commercial and industrial customers switched to Marketing Company for their energy supply resulting in a decline in CIPS' revenues included in the growth and other line item in the table above of approximately $95 million and a decrease of approximately $85 million in purchased power of approximately $95 million for 2003. CIPS continues to provide electric delivery service to these customers and charges them ICC-approved delivery service tariff rates for that service. There was no significant switching of customers outside the Ameren Companies in 2002 or 2003.

     CIPS' electric margin increased $6 million in 2002, as compared to 2001, primarily due to more favorable weather conditions and decreased purchased power costs attributable to lower energy prices. Partially offsetting the favorable weather were lower industrial and commercial sales related to the impact of the soft economy along with certain industrial customers electing to switch to Marketing Company as mentioned above.

Genco

     Genco's electric margin increased $39 million in 2003 as compared to 2002. Increases in electric margin in 2003 were primarily attributable to increased interchange margins. Interchange margins increased $33 million in 2003 due to improved power prices in the energy markets. Fuel and purchased power increased $6 million in 2003 due to higher purchased power costs associated with higher energy prices and lower generation. These increased costs were partially offset by lower generation costs due to a 12% decline in megawatthour generation. The decline in generation during 2003 was primarily attributable to the timing of outages at Genco's power plants and unexpected downtime and unfavorable margins associated with Genco's CTs.

     Genco's electric margin decreased $20 million in 2002 as compared to 2001. Decreases in electric margin in 2002 were primarily due to lower power prices and the reduction of indirect sales to UE under the 2001 and 2002 Marketing Company - UE power supply agreements, partially offset by increases in other wholesale and interchange revenues and increases in the use of lower cost generation due to better availability. See Note 14 - Related Party Transactions to our financial statements under Part II, Item 8 of this report for discussion of our power supply agreements. Genco's power plant availability increased 9 percentage points to 89% in 2002 compared to 80% in 2001. Revenues increased in 2002 due to an increase in the volume of interchange sales for the year, although these sales provided lower margins due to lower electricity prices. In addition, a net increase in new wholesale customers added by Marketing Company and an increase in sales to existing wholesale customers increased revenues. Fuel cost increased $51 million in 2002 due primarily to increased use of coal-fired generation stations due to better availability and increased wholesale demand. Purchased power costs decreased $18 million due to lower energy prices and improved plant availability.

CILCORP

     CILCORP's electric margin decreased $13 million in 2003 as compared to 2002. Decreases in electric margin in 2003 were primarily attributable to lower margin per megawatthour sold on a non rate-regulated basis to electric customers outside of CILCO's service territory, the switch of two large CILCO customers to Marketing Company and unfavorable weather conditions as mentioned above. In addition, fuel and purchased power increased due to the net effect of purchase accounting fair value adjustments related to emission allowances and coal contracts.

     CILCORP's electric margin decreased $19 million in 2002 as compared to 2001. Decreases in electric margin in 2002 were primarily attributable to purchase accounting adjustments of $83 million associated with coal contracts related to the purchase of CILCORP by AES, offset by favorable weather conditions and higher margin per megawatthour sold on a non rate-regulated basis to electric customers outside CILCORP's service territory.

CILCO

     CILCO's electric margin decreased $14 million in 2003 as compared to 2002. Decreases in electric margin in 2003 were primarily attributable to a lower margin per megawatthour sold on a non rate-regulated basis to electric customers outside CILCO's service territory, the switch of two large CILCO customers to Marketing Company and unfavorable weather conditions as mentioned above.

     CILCO's electric margin increased $64 million in 2002 as compared to 2001. Increases in electric margin in 2002 were primarily attributable to favorable weather conditions and a higher margin per megawatthour sold on a non rate-regulated basis to electric customers outside CILCO's service territory. This resulted from the termination of a higher priced supply contract that was replaced with lower-cost purchases. The termination of the supply contract was unusual due to the bankruptcy of the supplier and therefore, the higher margins were not expected to continue beyond 2002.

Gas Operations

     The following table presents the favorable (unfavorable) variations in gas margins, defined as gas revenues less gas purchased for resale, as compared to the prior periods for the years ended December 31, 2003 and 2002. Although gas margin may be considered a non-GAAP measure, we believe it is a useful measure to analyze the change in profitability of gas operations between periods.

   ============================================================================
                                                  2003                2002
   ----------------------------------------------------------------------------
   Ameren(a)............................        $     74         $    (3)
   UE...................................              (2)             (6)
   CIPS.................................               1               4
   Genco................................               -               -
   CILCORP(b)...........................               3               2
   CILCO(c).............................               6               1
   ============================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) Includes predecessor information for periods prior to January 31, 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (c) CILCO's financial statements are presented on a historical basis of accounting for all periods presented. See Note 1 - Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report for further information.

     Ameren's gas margin increased in 2003, as compared to 2002, primarily due to the acquisition of CILCORP (eleven months ended December 31, 2003 - $73 million). The gas margins at UE, CIPS, CILCORP and CILCO in 2003 were comparable to 2002 as heating degree days were consistent with 2002.

     Ameren's and UE's gas margins decreased in 2002, as compared to 2001, primarily due to warmer winter weather in early 2002, partially offset by increased gas sales due to colder than normal temperatures in late 2002. The gas margins at CIPS, CILCORP and CILCO increased due to a decrease in gas costs attributable to lower natural gas prices, partially offset by warmer winter weather in early 2002 as compared to normal.

Operating Expenses and Other Statement of Income Items

     The following tables present the favorable (unfavorable) variations in operating and other expenses as compared to the prior periods for the years ended December 31, 2003 and 2002:

   ===================================================================================================================
             2003 versus 2002                   Ameren(a)       UE     CIPS      Genco      CILCORP(b)     CILCO(c)
   -------------------------------------------------------------------------------------------------------------------
      Other operations and maintenance........   $   (64)     $  54   $   5      $  21        $  (1)      $  (19)
      Voluntary retirement and other
         restructuring charges...............         92         65      14         10            -            -
      Coal contract settlement...............         51         51       -          -            -            -
      Acquisition integration costs..........          -          -       -          -            -          (21)
      Depreciation and amortization..........        (88)        (3)     (1)        (6)          (6)           1
      Taxes other than income taxes..........        (37)         5       1         (9)           3            3
      Other income and deductions............         34         20      (8)         3           (3)          (4)
      Interest...............................        (63)        (2)      7        (15)          12            5
      Income taxes...........................        (64)       (58)     11        (18)          (2)          14
   -------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------
                2002 versus 2001                Ameren(a)       UE     CIPS      Genco     CILCORP(b)      CILCO(c)
   -------------------------------------------------------------------------------------------------------------------
      Other operations and maintenance.......    $   (70)     $ (31)  $  (7)     $ (17)       $ (13)      $  (12)
      Voluntary retirement and other
         restructuring charges...............        (92)       (65)    (14)       (10)           -            -
      Depreciation and amortization..........        (25)        (1)     (2)       (16)          14           (2)
      Taxes other than income taxes..........         (1)        (4)     (4)         7           (1)          (1)
      Other income and deductions............        (48)       (40)    (11)        (6)          (1)           1
      Interest...............................        (23)         5      (2)       (11)           5            3
      Income taxes...........................         68         37      10         27           15          (18)
   ===================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January  31,  2003.  Includes  amounts  for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  Includes  predecessor  information  for  periods  prior to January 31,
          2003.
     (c)  CILCO's  financial  statements are presented on a historical  basis of accounting  for  all  periods  presented.  See  Note  1 -  Summary  of
          Significant Accounting Policies to our financial statements under Part
          II, Item 8 of this report for further information.


Other Operations and Maintenance

     Ameren

     Ameren's other operations and maintenance expenses increased $64 million in 2003, as compared to 2002, primarily due to the addition of CILCORP (eleven months ended December 31, 2003 - $135 million), transition costs related to the CILCORP acquisition, higher employee benefit costs ($17 million) and a net increase in injuries and damages costs based on claims experience ($6 million). These increases in other operations and maintenance expenses were partially offset by lower labor costs resulting primarily from the voluntary employee retirement program implemented in early 2003 and lower plant maintenance costs primarily due to the number and timing of outages ($60 million). There was not a refueling outage at the Callaway Nuclear Plant in 2003. See also Equity Price Risk under Part II, Item 7A of this report for a discussion of our expectations and plans regarding trends in employee benefit costs.

     Ameren's other operations and maintenance expenses increased $70 million in 2002, as compared to 2001, primarily due to higher employee benefit costs ($35 million) related to increasing healthcare costs and the investment performance of employee benefit plans' assets, higher wages and higher plant maintenance expenses ($34 million).

     UE

     UE's other operations and maintenance expenses decreased $54 million in 2003, as compared to 2002, primarily due to lower labor costs related to the voluntary employee retirement program implemented in early 2003 and lower plant maintenance costs ($34 million) as mentioned above, partially offset by the higher employee benefit costs ($10 million) and the net increase in injuries and damages reserves ($3 million) as mentioned above.

     UE's other operations and maintenance expenses increased $31 million in 2002, as compared to 2001, primarily due to higher employee benefit costs ($24 million), higher wages and higher plant maintenance expenses ($3 million).

     CIPS

     CIPS' other operations and maintenance expenses decreased $5 million in 2003, as compared to 2002, primarily due to lower labor costs related to the voluntary employee retirement program implemented in early 2003 as mentioned above, and a decrease in environmental costs ($3 million), partially offset by the net increase in injuries and damages costs ($8 million) as mentioned above.

     CIPS' other operations and maintenance expenses increased $7 million in 2002, as compared to 2001, primarily due to higher employee benefit costs ($5 million), higher tree trimming costs ($2 million), increased routine repair costs ($2 million) and an increase in the environmental costs ($3 million), partially offset by the receipt of insurance reimbursements related to litigation settlements ($7 million).

     Genco

     Genco's other operations and maintenance expenses decreased $21 million in 2003, as compared to 2002, primarily due to a reduction in consulting costs at its coal-fired generation stations, a decrease in commitment fees for the use of UE's and CIPS' electric transmission lines ($5 million) and a net decrease in injuries and damages reserves ($3 million).

     Genco's other operations and maintenance expenses increased $17 million in 2002, as compared to 2001, primarily due to higher employee benefit costs ($4 million), higher wages, higher injuries and damages expenses based on claims experience ($4 million), incremental increases associated with the CTs added during 2001, costs for efficiency improvements made at the coal-fired plants and timing of plant outages between years.

     CILCORP

     CILCORP's other operations and maintenance expenses increased $1 million in 2003, as compared to 2002, primarily due to higher employee benefit costs and bad debt expense, partially offset by reduced environmental costs for remediation of elevated boron levels at the Duck Creek power plant recycle pond in 2002 and favorable purchase accounting adjustments.

     CILCORP's other operations and maintenance expense increased $13 million in 2002, as compared to 2001, primarily due to the accrual of environmental costs ($9 million) for remediation of elevated boron levels at the Duck Creek power plant recycle pond, higher employee benefit costs ($9 million), and power plant operations ($1 million). These increases were partially offset by lower bad debt expense ($3 million).

     CILCO

     CILCO's other operations and maintenance expenses increased $19 million in 2003, as compared to 2002, primarily due to higher employee benefit costs ($19 million) and higher bad debt expense ($5 million), partially offset by reduced environmental costs ($9 million) for remediation of elevated boron levels at the Duck Creek power plant recycle pond in 2002.

     CILCO's other operations and maintenance expenses increased $12 million in 2002, as compared to 2001, primarily due to the accrual of environmental costs ($9 million) for remediation of elevated boron levels at the Duck Creek power plant recycle pond, higher employee benefit costs ($9 million), and power plant operations ($1 million). These increases were partially offset by lower bad debt expense ($3 million).

Voluntary   Retirement  and  Other  Restructuring   Charges  and  Coal  Contract
Settlement

     See Note 7 - Restructuring Charges and Other Special Items to our financial statements under Part II, Item 8 of this report.

Depreciation and Amortization

     2003 versus 2002

     Depreciation and amortization expenses increased $88 million and $6 million at Ameren and Genco, respectively, in 2003 as compared to 2002. The increase at Ameren was primarily due to the inclusion of CILCORP operations in 2003 (eleven months ended December 31, 2003 - $72 million). In addition, depreciation and amortization expenses increased at Ameren and Genco due to new capital additions.

     Depreciation and amortization expenses increased $3 million at UE in 2003, as compared to 2002, primarily due to capital additions, partially offset by a reduction in depreciation rates. The decrease in depreciation rates of $5 million in 2003 was based on the updated analysis of asset values, service lives and accumulated depreciation levels that were required by UE's 2002 Missouri electric rate case settlement.

     Depreciation and amortization expenses increased $6 million at CILCORP in 2003, as compared to 2002, primarily due to the effect of purchase accounting adjustments that increased the book value of the Duck Creek and E.D. Edwards power plants and Sterling Avenue peaking station ($7 million). The increase in book value is being depreciated over the estimated remaining lives of the generating facilities of 15 to 34 years.

     Depreciation and amortization expenses at CIPS and CILCO in 2003 were comparable to 2002.

     2002 versus 2001

     Ameren's depreciation and amortization expenses increased $25 million in 2002, as compared to 2001, primarily due to investment in CTs and coal-fired power plants. The increase was partially offset by a reduction of depreciation rates ($15 million) based on an updated analysis of asset values, service lives and accumulated depreciation levels that were required by UE's 2002 Missouri electric rate case settlement.

     Genco's depreciation and amortization expense increased $16 million in 2002, as compared to 2001, due to Genco's investment in CTs and coal-fired power plants.

     CILCORP's depreciation and amortization expense decreased $14 million in 2002, as compared to 2001, primarily due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002. With the adoption of SFAS No. 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. Goodwill amortization was $15 million in 2001. See Note 1 - Summary of Significant Accounting Policies to our financial statements under
Part II, Item 8 of this report for further information regarding our goodwill policy.

     Depreciation and amortization expenses at UE, CIPS and CILCO in 2002 were comparable to 2001.

Taxes Other Than Income Taxes

     At Ameren, taxes other than income taxes increased $37 million in 2003, as compared to 2002, primarily due to the acquisition of CILCORP (eleven months ended December 31, 2003 - $34 million). At UE, taxes other than income taxes decreased $5 million in 2003, as compared to 2002, due to a decrease in gross receipts taxes ($2 million) related to lower native sales resulting from milder weather and a decrease in real estate taxes related to lower assessments in 2003. At Genco, taxes other than income taxes increased $9 million in 2003, as compared to 2002, primarily due to adjustments related to property tax assessments and increased property taxes associated with the four CTs added in the third and fourth quarters of 2002. CIPS', CILCORP's and CILCO's taxes other than income taxes in 2003 were comparable to 2002.

     At Ameren, taxes other than income taxes in 2002 were comparable to 2001. At UE, taxes other than income taxes increased $4 million in 2002, as compared to 2001, due to higher gross receipts taxes ($3 million) resulting from increased residential and commercial electric sales and higher payroll taxes ($1 million) resulting from increased wages. At CIPS, taxes other than income taxes increased $4 million in 2002, as compared to 2001, due to revised property tax assessments in 2001. At Genco, taxes other than income taxes decreased $7 million in 2002, as compared to 2001, due to reduced property tax assessments, partially offset by increased property taxes in 2002 associated with the CTs added in 2001. Taxes other than income taxes at CILCORP and CILCO in 2002 were comparable to 2001.

Other Income and Deductions

     2003 versus 2002

     Ameren's and UE's other income and deductions increased in 2003, as compared to 2002, primarily due to the expensing of economic development and energy assistance programs required by the UE Missouri electric rate case settlement in 2002 ($26 million). Ameren's other income and deductions also increased in 2003 due to a decrease in the minority interest related to EEI's lower earnings in 2003. The increase in UE's other income and deductions was partially offset by a net decrease in earnings from UE's ownership interest in EEI and decreased gains on derivative contracts.

     CIPS' other income and deductions decreased in 2003, as compared to 2002, primarily due to a decline in intercompany interest ($3 million) CIPS received on the Genco subordinated promissory note due to a lower outstanding principal balance. In addition, CIPS' other income and deductions decreased in 2003, as compared to 2002, due to a decrease in contributions in aid of construction ($2 million).

     Genco's, CILCORP's and CILCO's other income and deductions in 2003 were comparable to 2002.

     2002 versus 2001

     Ameren's other income and deductions decreased in 2002 as compared to 2001. The decrease was primarily due to the cost of economic development and energy assistance programs required by the settlement of UE's Missouri electric rate case ($26 million) and an increase in the deduction for minority interest earnings principally related to EEI's sale of emission credits ($10 million). See Note 8 - Other Income and Deductions to our financial statements under Part II, Item 8 of this report for further information.

     UE's other income and deductions decreased in 2002 as compared to 2001. The decrease was primarily due to the cost of economic development and energy assistance programs mentioned above, lower intercompany interest earned in 2002 on funds loaned to the utility money pool resulting from lower average intercompany notes receivable balances ($7 million), and decreased gains on energy trading contracts. These decreases were partially offset by an increase in earnings from UE's ownership interest in EEI primarily resulting from its sale of emission credits ($10 million).

     Genco's other income and deductions decreased in 2002, as compared to 2001, primarily due to the absence of consulting fees received in 2001 ($3 million) and less interest income from advances to the money pool ($2 million).

     CILCORP's and CILCO's other income and deductions in 2002 were comparable to 2001.

Interest

     2003 versus 2002

     Interest  expense  increased  at  Ameren  in  2003,  as  compared  to 2002, primarily due to the assumption of CILCORP debt (eleven months ended December 31, 2003 - $48 million). In addition, interest expense was higher in 2003 due to Genco's issuance of $275 million of 7.95% senior notes in June 2002 ($10 million).

     Interest expense decreased at CIPS in 2003, as compared to 2002, primarily due to the maturity or redemption of first mortgage bonds in the third quarter of 2002 ($2 million) and in the second quarter of 2003 ($5 million).

     Interest expense increased at Genco in 2003, as compared to 2002, primarily due to increased borrowings from Ameren's non state-regulated subsidiary money pool ($9 million), partially offset by a reduction in the principal amounts outstanding on subordinated intercompany promissory notes to CIPS and Ameren in May 2003 ($4 million). In addition, Genco's interest expense increased in 2003, as compared to 2002, primarily due to the issuance of $275 million of 7.95% senior notes in June 2002, as mentioned above.

     Interest expense decreased at CILCORP and CILCO in 2003, as compared to 2002, primarily due to the redemption of long-term debt, partially offset by expense associated with debt redemption. In addition, interest expense decreased due to the effect of purchase accounting adjustments made at CILCORP ($7 million) based on market rates. The increase in the book value of long-term debt resulting from purchase accounting is being amortized as a reduction in interest expense over the remaining life of the debt.

     UE's interest expense in 2003 was comparable to 2002.

     2002 versus 2001

     Interest expense increased at Ameren in 2002, as compared to 2001, primarily due to the interest expense component associated with the $345 million of adjustable conversion-rate equity security units Ameren issued in March 2002 ($16 million) and Genco's issuance of $275 million of 7.95% senior notes in June 2002 ($12 million).

     Interest expense decreased at UE in 2002, as compared to 2001, primarily due to lower interest rates on UE's variable rate environmental debt obligations and lower interest expense associated with a decreased balance under UE's nuclear fuel lease, partially offset by increased short-term intercompany interest as a result of UE's borrowings from the utility money pool in 2002.

     Interest expense increased at CIPS in 2002, as compared to 2001, primarily due to interest ($4 million) associated with the $150 million issuance of long-term debt in 2001, partially offset by decreased short-term intercompany interest as a result of less intercompany borrowings from the utility money pool in 2002.

     Interest expense increased at Genco in 2002, as compared to 2001, primarily due to the issuance of $275 million of 7.95% senior notes in June 2002 ($12 million) and additional borrowings, prior to the issuance of the senior notes, from Ameren's non state-regulated subsidiary money pool at higher interest rates, compared to 2001. These increases were partially offset by a reduction in the principal amounts outstanding on subordinated intercompany promissory notes to CIPS and Ameren.

     Interest expense decreased at CILCORP and CILCO in 2002, as compared to 2001, primarily due to decreased short-term borrowings.

Income Taxes

     Income tax expense increased at Ameren, UE and Genco in 2003, as compared to 2002, primarily due to higher pre-tax income, partially offset by a lower effective tax rate at Ameren. The lower effective tax rate was primarily due to an Illinois tax settlement ($7 million) at CIPS in the third quarter of 2003. Income tax expense decreased at CIPS primarily due to lower pre-tax income and a lower effective tax rate as mentioned above. Income tax expense decreased at CILCO primarily due to lower pre-tax income. CILCORP's income tax expense in 2003 was comparable to 2002. See also Note 13 - Income Taxes to our financial statements under Part II, Item 8 of this report for information regarding effective tax rates.

     Income tax expense decreased at Ameren, UE, CIPS, Genco and CILCORP in 2002, as compared to 2001, primarily due to lower pre-tax income. Income tax expense increased at CILCO in 2002, as compared to 2001, primarily due to higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The tariff-based gross margins of Ameren's rate-regulated utility operating companies continue to be the principal source of cash from operating activities for Ameren and its rate-regulated subsidiaries. A diversified retail customer mix of primarily rate-regulated residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. In addition, we plan to utilize short-term debt to support normal operations and other temporary capital requirements.

     The following tables present net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2003, 2002, and 2001:

====================================================================================================================
                        Net Cash Provided By             Net Cash Provided By             Net Cash Provided By
    2003 versus              Operating                    (Used In) Investing             (Used In) Financing
       2002                  Activities                       Activities                       Activities
--------------------------------------------------------------------------------------------------------------------
                      2003      2002      Variance      2003      2002     Variance     2003      2002      Variance
                    ------------------------------------------------------------------------------------------------
   Ameren(a).......   $1,031   $ 833      $   198     $ (1,181) $  (803)   $ (378)     $ (367)    $  531    $(898)
   UE..............      639     696          (57)        (503)    (454)      (49)       (130)      (248)     118
   CIPS............       56      96          (40)          12       (7)       19         (69)       (98)      29
   Genco...........      211     110          101          (58)    (442)      384        (154)       333     (487)
   CILCORP(b)......       70      88          (18)         (95)    (120)       25           4         46      (42)
   CILCO(c)........      103     109           (6)         (86)    (123)       37         (31)        24      (55)
====================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January  31,  2003;  includes  amounts  for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  2002 amounts represent predecessor  information.  2003 amounts include
          January 2003 predecessor  information.  CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (c)  CILCO's  financial  statements are presented on a historical  basis of accounting  for  all  periods  presented.  See  Note  1 -  Summary  of
          Significant Accounting Policies to our financial statements under Part
          II, Item 8 of this report for further information.

====================================================================================================================
                        Net Cash Provided By             Net Cash Provided By             Net Cash Provided By
    2002 versus              Operating                    (Used In) Investing             (Used In) Financing
       2001                  Activities                       Activities                      Activities
--------------------------------------------------------------------------------------------------------------------
                      2002      2001      Variance      2002      2001     Variance     2002      2001      Variance
                    ------------------------------------------------------------------------------------------------
   Ameren(a).......   $  833   $ 738      $    95     $ (803)   $(1,104)   $  301      $  531     $  307    $ 224
   UE..............      696     590          106       (454)      (419)      (35)       (248)      (176)     (72)
   CIPS............       96     120          (24)        (7)        16       (23)        (98)      (140)      42
   Genco...........      110     130          (20)      (442)      (247)     (195)        333        118      215
   CILCORP(b)......       88     138          (50)      (120)       (46)      (74)         46        (86)     132
   CILCO(c)........      109     126          (17)      (123)       (51)      (72)         24        (72)      96
====================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January  31,  2003;  includes  amounts  for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  2002 and  2001  amounts  represent  predecessor  information.  CILCORP consolidates  CILCO  and  therefore  includes  CILCO  amounts  in  its balances.
     (c)  CILCO's  financial  statements are presented on a historical  basis of accounting  for  all  periods  presented.  See  Note  1 -  Summary  of
          Significant Accounting Policies to our financial statements under Part
          II, Item 8 of this report for further information.

Cash Flows from Operating Activities

2003 versus 2002

     Cash flows provided by operating activities increased for Ameren and Genco and decreased for UE, CIPS, CILCORP and CILCO in 2003 as compared to 2002. The increase in cash flows provided by operating activities for Ameren and Genco was primarily a result of increased net earnings discussed above under Results of Operations. The increase at Ameren was reduced by two non-cash components of net earnings, one associated with the gain of $18 million related to the adoption of SFAS No. 143 and the other the $51 million pre-tax gain related to UE's settlement of the coal mine reclamation issues, of which only $15 million was received in cash during 2003.

     Partially offsetting these benefits to cash flows from operating activities were increased materials and supplies inventories resulting from increased natural gas volumes being put into storage, principally due to the acquisition of CILCORP, recorded at Ameren, and higher gas prices.

     Cash provided by operating activities decreased for UE, CIPS, CILCORP and CILCO in 2003 compared to 2002 primarily due to increased working capital requirements and timing differences. UE's decrease in cash flows from operating activities was attributable to increased tax payments and gas inventory increases, partially offset by lower operations and maintenance expenses and the $51 million pre-tax gain related to UE's settlement of the coal mine reclamation issues, of which $15 million was received in cash during 2003. CIPS' decrease in cash flows from operating activities was primarily attributable to increased tax payments in 2003 compared to 2002.

2002 versus 2001

     Cash flows provided by operating activities increased for Ameren and UE and decreased for CIPS, Genco, CILCORP and CILCO for 2002 as compared to 2001. The increase in cash flows from operating activities for Ameren and UE was primarily due to higher cash earnings resulting from favorable weather conditions. In addition, Ameren's cash flows from operations benefited from sales of emission credits. The increase at Ameren and UE was partially offset by payments of customer sharing credits under UE's now-expired Missouri electric alternative regulation plan ($40 million) and the timing of payments on accounts payable and accrued taxes. Also offseting Ameren's increase in cash flows from operations were discretionary pension plan contributions of $31 million in 2002.

     The decrease in cash flows provided by operating activities for CIPS and Genco was primarily attributable to the timing of payments on accounts payable and changes in working capital. CIPS' decrease in cash flows from operations was also caused by lower contributions in aid of construction and increased pension funding costs. The timing of payment of funds between Genco and its affiliates contributed to Genco's decrease in cash flows. CILCORP's and CILCO's decreases in cash flows from operations were primarily due to changes in working capital requirements offset by increased non rate-regulated sales to electric customers in Illinois outside CILCO's service territory.

Pension Funding

     Ameren made cash contributions totaling $25 million in 2003 and $31 million in 2002 to our defined benefit retirement plan qualified trusts. A minimum pension liability was recorded at December 31, 2002, which resulted in an after-tax charge to OCI and a reduction in stockholders' equity for Ameren of $102 million. At December 31, 2003, the minimum pension liability was reduced, resulting in OCI of $46 million and an increase in stockholders' equity. The following table presents the minimum pension liability amounts, after taxes, as of December 31, 2003 and 2002:

   ============================================================================
                                                       2003               2002
   ----------------------------------------------------------------------------
   Ameren(a)......................................   $    56            $  102
   UE.............................................        34                62
   CIPS...........................................         7                13
   Genco..........................................         4                 6
   CILCORP(b).....................................         -                60
   CILCO..........................................        13                30
   ============================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
     (b) 2002 amounts represent predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     As discussed above, we made cash contributions in 2003 and 2002 to our defined benefit retirement plan qualified trusts. Based on our assumptions at December 31, 2003, we expect to be required under ERISA to fund an average of approximately $115 million annually from 2005 through 2008 in order to maintain minimum funding levels for our pension plans. We expect UE's, CIPS', Genco's and CILCO's portion of the 2005 to 2008 funding requirements to be approximately 65%, 10%, 10% and 15%, respectively. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, any pertinent changes in government regulations and any prior voluntary contributions. See Note 11 - Retirement Benefits to our financial statements under Part II, Item 8 of this report for additional information.

Cash Flows from Investing Activities

2003 versus 2002

     Cash flows used in investing activities increased for Ameren and UE and decreased for CIPS, Genco, CILCORP and CILCO in 2003 as compared to 2002. Ameren's increase in cash used in investing activities in 2003 as compared to 2002 was primarily related to $479 million in cash paid for the acquisitions of CILCORP and Medina Valley in early 2003 and capital expenditures for CILCORP in 2003. These increased investing activities in 2003 were partially offset by lower construction expenditures at the other Ameren subsidiaries and lower nuclear fuel expenditures in 2003. The increase for UE over the prior year period was primarily related to the 2002 receipt of $84 million UE had invested in the utility money pool, partially offset by lower construction and nuclear fuel expenditures in 2003. The decrease in cash flows used in investing activities from the prior year period for Genco was primarily related to lower construction expenditures as Genco completed construction of CTs in 2002. In addition, Genco paid approximately $140 million in the first quarter of 2002 to Development Company for a CT purchased, but not yet paid for, at December 31, 2001. The decrease for CILCORP and CILCO was primarily due to lower construction expenditures related to the completed installation of pollution-control equipment at its coal-fired power plants. The increase in cash provided by investing activities for CIPS was primarily due to principal payments received on its intercompany note receivable from Genco.

2002 versus 2001

     Cash flows used in investing activities decreased for Ameren and increased for UE, CIPS, Genco, CILCORP and CILCO for 2002 as compared to 2001. The decrease in cash from investing activities at Ameren was primarily due to lower construction expenditures in 2002. The increase in cash used in investing activities at UE in 2002 as compared to 2001 was primarily due to the decrease in the intercompany notes receivables related to the utility money pool arrangements offset by a decrease in construction expenditures. CIPS' cash used in investing activities increased due to higher construction expenditures in 2002 compared to 2001 and also due to the decrease in the intercompany note receivable with Genco. Genco's cash used in investing activities increased due to an increase in construction expenditures and to the 2001 receipt of $100 million Genco had invested in the non state-regulated subsidiary money pool. Cash used in investing activities increased for both CILCORP and CILCO primarily due to an increase in construction expenditures in 2002 as compared to 2001.

Construction Expenditures

     The following table presents the capital expenditures by the Ameren Companies for the years ended December 31, 2003, 2002, and 2001:


   =================================================================================================
                Capital Expenditures                         2003            2002            2001
   -------------------------------------------------------------------------------------------------
   Ameren(a).........................................     $  682          $  787        $  1,102
   UE................................................        480             520             587
   CIPS..............................................         50              57              50
   Genco.............................................         58             442             347
   CILCORP(b)........................................         87             124              51
   CILCO.............................................         87             124              51
   Other(c)..........................................         23            (232)            118
   =================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January  31,  2003;  includes  amounts  for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  2002 and 2001 amounts represent predecessor information.  2003 amounts include January 2003 predecessor  information of $16 million.  CILCORP consolidates  CILCO  and  therefore  includes  CILCO  amounts  in  its balances.
     (c)  Consists  primarily  of capital  expenditures  by Ameren  Services and includes  intercompany  transactions  between  Development Company and
          Genco related to Genco's purchase of a CT in 2002.


     Ameren's construction expenditures for 2003 principally related to various upgrades at UE's and Genco's coal-fired power plants, NOx reduction equipment expenditures at CILCO's generating plants, replacements and improvements to the existing electric transmission and distribution and natural gas distribution systems, and construction costs for CTs at UE. In 2002, UE placed into service 240 megawatts of CT capacity (approximately $135 million). In addition, Genco placed into service 470 megawatts of CT capacity (approximately $215 million). Also in 2002, Genco paid approximately $140 million to Development Company for a CT purchased but accrued for in December 2001. In addition, selective catalytic reduction technology was added on two units at one of Genco's coal-fired power plants at a cost of approximately $42 million. In 2001, Genco added approximately 850 megawatts of CT capacity at a total cost of approximately $530 million.

     The following table presents the construction expenditures estimated to be incurred by the Ameren Companies over the next five years through 2008, including capitalized interest and allowance for funds used during construction (except for Genco which has no allowance for funds used during construction):


 ==================================================================================================================
            Estimated Construction Expenditures              2004            2005 - 2008              Total
 ------------------------------------------------------------------------------------------------------------------
   UE...................................................     $ 510     $ 1,800   -  $ 2,000     $ 2,310 -  $ 2,510
   CIPS.................................................        40         120   -      300         160 -      340
   Genco................................................        50         100   -      200         150 -      250
   CILCORP (parent only)................................         -           -   -        -           - -        -
   CILCO (rate-regulated)...............................        55         175   -      180         230 -      235
   CILCO (non rate-regulated)(a)........................        50          70   -       80         120 -      130
   Other(b).............................................         5          25   -       30          30 -       35
-------------------------------------------------------------------------------------------------------------------
   Total Ameren.........................................     $ 710     $ 2,290   -  $ 2,790     $ 3,000 -  $ 3,500
===================================================================================================================
     (a)  AERG  capital  expenditures  related  to  CILCO's  non  rate-regulated generating business.
     (b)  Includes amounts for non-registrant Ameren subsidiaries.

     UE's estimate includes capital expenditures for the replacement of steam generators at UE's Callaway Nuclear Plant and for transmission, distribution and other generation-related activities, as well as for compliance with new NOx control regulations, as discussed below. Also included in the estimate is the addition of new CTs at UE with approximately 330 megawatts of capacity at UE's Venice, Illinois location by the end of 2005. Total costs expected to be incurred for these units approximate $140 million, of which approximately $77 million was committed as of December 31, 2003. UE committed to make between $2.25 billion to $2.75 billion of infrastructure investments during the period of January 1, 2002 to June 30, 2006, as part of UE's 2002 Missouri electric rate case settlement. In addition, commitments totaling at least $15 million for gas infrastructure improvements between July 1, 2003 and June 30, 2006 were agreed upon in relation to UE's 2003 Missouri gas rate case settlement.

     Both federal and state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. The Clean Air Act creates a marketable commodity called an SO2 "allowance." Each allowance gives the owner the right to emit one ton of SO2. All existing generating facilities have been allocated allowances based on past production and the statutory emission reduction goals. If additional allowances are needed for new generating facilities, they can be purchased from facilities having excess allowances or from SO2 allowance banks. Our generating facilities comply with the SO2 allowance caps through the purchase of allowances, the use of low sulfur fuels or through the application of pollution control technology.

     The EPA issued a rule in October 1998 requiring 22 eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004. In February 2002, the EPA proposed similar rules for Missouri. These are expected to be issued as final rules in the spring of 2004. The compliance date for the Missouri rules is expected to be May 1, 2007.

     As a result of these requirements, Ameren generating companies have installed a variety of NOx control technologies on their power plant boilers over the past several years. The following table presents estimated remaining capital expenditures to comply with the final NOx regulations in Missouri and Illinois between 2004 and 2008:

   ============================================================================
   Ameren...................................    $210 million to $250 million
   UE.......................................    $160 million to $180 million
   CIPS.....................................                 -
   Genco....................................    $ 50 million to $ 70 million
   CILCORP..................................                 -
   CILCO....................................                 -
   ============================================================================

     These estimates include the assumption that the regulations will require the installation of selective catalytic reduction technology on some of our units, as well as additional controls.

     In 2004, we are seeking regulatory approval to transfer at net book value approximately 550 megawatts (approximately $250 million) of generating capacity from Genco to UE, to satisfy the requirements of UE's 2002 Missouri electric rate case settlement and to meet future UE generating capacity needs. See Note 3
- Rate and Regulatory Matters to our financial statements under Part II, Item 8 of this report for further information. This transfer is not included in our estimated capital expenditures listed in the table above.

     CIPS' and CILCO's estimates include capital expenditures for transmission and distribution-related activities. Genco's estimate includes capital expenditures for upgrades to existing coal and gas-fired facilities and other generation-related activities. CILCO's estimate also includes capital expenditures for generation-related activities, as well as for compliance with new NOx control regulations at AERG's generating facilities.

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

Potential Future Environmental Capital Expenditure Requirements

     The following environmental matters are currently pending, but have not been included in our estimated capital expenditures for the period of 2004 to 2008.

     New Source Review

     On December 31, 2002, the EPA published in the Federal Register revisions to the NSR programs under the Clean Air Act, governing pollution control requirements for new fossil-fueled generating plants and major modifications to existing plants. On October 27, 2003, the EPA published a set of associated rules governing the routine maintenance, repair and replacement of equipment at power plants. Various northeastern states, the State of Illinois and others, have filed a petition with the United States District Court for the District of Columbia challenging the legality of the revisions to these NSR programs. Other states, various industries and environmental groups have filed to intervene in this challenge. At this time, we are unable to predict the impact if this challenge is successful on our future financial position, results of operations or liquidity.

     Interstate Air Quality and Mercury Rules

     In mid-December 2003, the EPA issued proposed regulations with respect to SO2 and NOx emissions (the "Interstate Air Quality Rule") and mercury emissions from coal-fired power plants. These new rules, if adopted, will require significant additional reductions in these emissions from our power plants in phases, beginning in 2010. The rules are currently under a public review and comment period, and may change before being issued in 2004 or 2005. The following table presents preliminary estimates of capital costs based on current technology on the Ameren systems to comply with the SO2 and NOx rules, as proposed.

   =================================================================================================================
                                                               2010                               2015
   -----------------------------------------------------------------------------------------------------------------
   Ameren......................................    $400 million to $600 million       $500 million to $800 million
   UE..........................................    $250 million to $350 million       $300 million to $500 million
   CIPS........................................                  -                                  -
   Genco.......................................    $140 million to $220 million       $150 million to $200 million
   CILCORP(a)..................................     $10 million to $30 million         $50 million to $100 million
   CILCO.......................................     $10 million to $30 million         $50 million to $100 million
   =================================================================================================================
     (a)  CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.


     The proposed mercury regulations contain a number of options and the final control requirements are highly uncertain. Ameren estimates additional capital costs to comply with the mercury rules to be up to $100 million by 2010, with UE incurring approximately two-thirds of the costs and Genco incurring most of the remaining costs. Depending upon the final mercury rules, similar additional costs would be incurred between 2010 and 2018.

     Multi-Pollutant Legislation

     The United States Congress has been working on legislation to consolidate the numerous air pollution regulations facing the utility industry. Continued deliberation on this "multi-pollutant" legislation is expected in 2004. The cost to comply with such legislation, if enacted, is expected to be covered by the modifications to our facilities required by combined Interstate Air Quality and Mercury Rules described above.

     See Note 15 - Commitments and Contingencies to our financial statements under Part II, Item 8 of this report for further discussion of environmental matters.

Cash Flows from Financing Activities

2003 versus 2002

     Cash flows from financing activities decreased for Ameren, Genco, CILCORP and CILCO and increased for UE and CIPS in 2003 compared to 2002. The decrease in cash flows from financing activities for Ameren, CILCORP and CILCO was primarily due to an increase in redemptions, repurchases and maturities of long-term debt. The decrease in cash flows from financing activities for Ameren was also due to the payment on the nuclear fuel lease related to UE and the incremental payment of dividends on common stock by Ameren due to increased shares outstanding. In addition, Ameren had decreased proceeds from the issuance of long-term debt and common stock, which totaled $1.1 billion in 2003 compared to $1.6 billion in 2002. Proceeds from the sale of common shares by Ameren in 2003 and 2002 were primarily used to fund the acquisition of CILCORP, which was completed in January 2003. See Note 2 - Acquisitions to our financial statements under Part II, Item 8 of this report for further detail. Genco's decrease in cash flows from financing activities resulted from decreased borrowings from the non state regulated subsidiary money pool, as well as no issuances of long-term debt in 2003. The decreases in cash flows from financing activities at CILCORP and CILCO were partially offset by proceeds received from intercompany borrowing arrangements by CILCORP and CILCO in 2003.

     Cash flows from financing activities increased at UE in 2003 compared to 2002 primarily due to additional proceeds received from the issuance of long-term debt offset by increased redemptions of debt in 2003 compared to 2002. Cash flows used in financing activities decreased at CIPS in 2003 compared to 2002 primarily due to increased proceeds from borrowings from the utility money pool, offset by increased long-term debt payments.

2002 versus 2001

     Cash flows from financing activities increased for Ameren, CIPS, Genco, CILCORP and CILCO and decreased for UE for 2002 compared to 2001. Ameren's increase in cash flows provided by financing activities was primarily due to the increase in proceeds received from the issuance of long-term debt and sale of common shares offset by an increase in redemptions of short-term and long-term debt and an increase in dividends paid on common stock. Cash flows used in financing activities at CIPS decreased primarily due to decreased borrowings from the utility money pool, partially offset by decreased long-term debt issuances. Genco's cash provided by financing activities increased in 2002 compared to 2001 due to the issuance of long-term debt and increased borrowings under the non state-regulated subsidiary money pool arrangement, partially offset by dividends paid to Ameren in 2002 and a cash contribution received by Ameren in 2001. Cash flows from financing activities at CILCORP and CILCO increased from 2002 compared to 2001 primarily due to the issuance of long-term debt. Cash flows used in financing activities increased for UE due to increased redemptions of long-term debt and reductions in short-term borrowings as well as dividend payments on common stock, partially offset by the issuance of long-term debt.

     Ameren and UE are authorized by the SEC under PUHCA to have up to an aggregate of $1.5 billion and $1 billion, respectively, of short-term unsecured debt instruments outstanding at any time. In addition, CIPS, CILCORP and CILCO have PUHCA authority to have up to an aggregate of $250 million each of short-term unsecured debt instruments outstanding at any time. Genco is authorized by the FERC to have up to $300 million of short-term debt outstanding at any time.

Short-term Borrowings and Liquidity

     Short-term borrowings consist of commercial paper and bank loans (maturities generally within 1 to 45 days). Short-term borrowings at Ameren and UE at December 31, 2003, were $161 million (2002 - $271 million) and $150 million (2002 - $250 million, respectively. CILCO had short-term borrowings of $10 million at December 31, 2002, with no amount outstanding at December 31, 2003. The average short-term borrowings at UE were $24 million for the year ended December 31, 2003, with a weighted-average interest rate of 1.1%(2002 - $65 million with a weighted-average interest rate of 1.8%) Peak short-term borrowings for UE were $228 million for the year ended December 31, 2003, with a weighted-average interest rate of 1.2% (2002 - $173 million with a weighted-average interest rate of 1.7%) CILCO's commercial paper outstanding at December 31, 2002, had a weighted-average interest rate of 2.05%.

     The following table presents the various committed credit facilities of the Ameren Companies and EEI as of December 31, 2003:

   =======================================================================================================
                    Credit                          Expiration              Amount             Amount
                   Facility                                                Committed          Available
   -------------------------------------------------------------------------------------------------------
   Ameren:(a)
       364-day revolving...................          July 2004             $    235          $    235
       Multi-year revolving................          July 2005                  130               130
       Multi-year revolving................          July 2006                  235               235
   UE:
       Various 364-day revolving...........      through May 2004               154                 4
       Nuclear fuel lease(b)...............        February 2004                120                53
   CIPS:
      Two 364-day revolving................      through July 2004               15                15
   CILCO:
       Three 364-day revolving.............      through August 2004             60                60
   EEI:
       Two bank credit facilities..........      through June 2004               45                37
   -------------------------------------------------------------------------------------------------------
         Total ............................                                $    994          $    769
   =======================================================================================================
     (a)  CILCORP   and  Genco  may  access  the   credit   facilities   through
          intercompany  borrowing  arrangements.
     (b)  Provided for financing of nuclear fuel.  The agreement was  terminated in February 2004.


     At December 31, 2003, certain of the Ameren Companies had committed bank credit facilities totaling $829 million, excluding the EEI facilities and the nuclear fuel lease facility, which were available for use by UE, CIPS, CILCO and Ameren Services through a utility money pool arrangement (2002 - $695 million). As of December 31, 2003, $679 million was available under these committed credit facilities, excluding the EEI facilities and the nuclear fuel lease facility. In addition, $600 million of the $829 million may be used by Ameren directly and most of the non rate-regulated affiliates including, but not limited to, Resources Company, Genco, Marketing Company, AFS, AERG and Ameren Energy through a non state-regulated subsidiary money pool agreement. CILCO received final regulatory approval to participate in the utility money pool arrangement in September 2003. CILCORP received funds through direct loans from Ameren since it was not part of the non state-regulated money pool agreement. The committed bank credit facilities are used to support our commercial paper programs under which $150 million was outstanding at December 31, 2003 (2002 - $250 million). Access to credit facilities for all Ameren Companies is subject to reduction based on use by affiliates. AERG received final regulatory approval to participate in the non state-regulated subsidiary money pool arrangement and as a lender only in the utility money pool arrangement in October 2003. See Note 14 - Related Party Transactions to our financial statements under Part II, Item 8 of this report for a detailed explanation of the money pool arrangements.

     In July 2003, Ameren entered into two new revolving credit facilities totaling $470 million, and in April 2003, UE entered into a new 364-day committed credit facility totaling $75 million. See Note 5 - Short-term Borrowings and Liquidity to our financial statements under Part II, Item 8 of this report for a detailed explanation of these credit facilities.

     EEI also has two bank credit agreements totaling $45 million that extend through June 2004. At December 31, 2003, $37 million was available under these committed credit facilities.

     UE also had a lease agreement that provided for the financing of nuclear fuel. At December 31, 2003, $67 million was financed under the lease (2002 - $113 million). The lease agreement was terminated in February 2004. See Note 6 - Long-term Debt and Equity Financings to our financial statements under Part II,
Item 8 of this report for further information.

     The following table summarizes the amount of commitment expiration per period as of December 31, 2003:

   ==========================================================================================================
                                        Total            Less than          1-3          4-5       More than
                                      Committed           1 Year           Years        Years       5 Years
   ----------------------------------------------------------------------------------------------------------
   Ameren.........................    $   600             $   235        $   365      $   -         $    -
   UE(a)..........................        274                 274              -          -              -
   CIPS...........................         15                  15              -          -              -
   CILCO..........................         60                  60              -          -              -
   EEI............................         45                  45              -          -              -
   ---------------------------------------------------------------------------------------------------------
   Total .........................    $   994             $   629        $   365      $   -         $    -
   =========================================================================================================
     (a)  Includes  $120 million which  supported  the nuclear fuel lease.  This lease was terminated in February 2004.


     In addition to committed credit facilities, a further source of liquidity for Ameren is available cash and cash equivalents. At December 31, 2003, Ameren had $111 million of cash and cash equivalents (2002 - $628 million).

     Ameren and its subsidiaries rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. The inability by us to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our current credit ratings (see Credit Ratings below), we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.

Long-term Debt and Equity

     The following table presents the issuances of common stock and the issuances, redemptions, repurchases and maturities of long-term debt and preferred stock for the years 2003, 2002 and 2001 for the Ameren Companies. For additional information related to the terms and uses of these issuances and the sources of funds and terms for the redemptions, see Note 6 - Long-term Debt and Equity Financings to our financial statements under Part II, Item 8 of this report.

 ====================================================================================================================
                                                                Month Issued,
                                                                  Redeemed,
                                                               Repurchased or
                                                                   Matured           2003         2002          2001
---------------------------------------------------------------------------------------------------------------------
Issuances
Long-term debt
Ameren:
       5.70% notes due 2007................................        January        $     -     $   100        $    -
       Senior notes due 2007(a)............................         March               -         345             -
       Floating Rate Notes due 2003........................       December              -           -           150

UE:
       5.50% Senior secured notes due 2034.................         March             184           -             -
       4.75% Senior secured notes due 2015.................         April             114           -             -
       5.10% Senior secured notes due 2018.................         July              200           -             -
       4.65% Senior secured notes due 2013.................        October            200           -             -
       5.25% Senior secured notes due 2012.................        August               -         173             -

CIPS:
       6.625% Senior secured notes due 2011................         June                -           -           150

Genco:
       7.95% Senior notes due 2032.........................         June                -         275             -
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                                Month Issued,
                                                                  Redeemed,
                                                               Repurchased or
                                                                   Matured           2003         2002          2001
---------------------------------------------------------------------------------------------------------------------
CILCO:
       Secured term loan due 2004..........................         June                -         100             -
Less:  CILCO activity prior to acquisition.................                             -        (100)            -

---------------------------------------------------------------------------------------------------------------------
Total Ameren long-term debt issuances......................                       $   698     $   893        $  300
---------------------------------------------------------------------------------------------------------------------
Common stock
Ameren:
       6,325,000 Shares at $40.50..........................        January        $   256     $     -        $    -
       5,000,000 Shares at $39.50..........................         March               -         198             -
       750,000 Shares at $38.865...........................         March               -          29             -
       8,050,000 Shares at $42.00..........................       September             -         338             -
       DRPlus and 401(k)(b)................................        Various            105          93            33
---------------------------------------------------------------------------------------------------------------------
Total common stock issuances...............................                       $   361     $   658        $   33
---------------------------------------------------------------------------------------------------------------------
Total Ameren long-term debt and common stock issuances.....                       $ 1,059     $ 1,551        $  333
---------------------------------------------------------------------------------------------------------------------
Redemptions, Repurchases and Maturities
Long-term debt/capital lease
Ameren:
       Floating Rate Notes due 2003........................        December       $   150     $     -        $    -
UE:
       8 1/4% First mortgage bonds due 2022................          April            104           -             -
       8.00% First mortgage bonds due 2022.................           May              85           -             -
       7.65% First mortgage bonds due 2003.................          July             100           -             -
       7.15% First mortgage bonds due 2023.................         August             75           -             -
       8.75% First mortgage bonds due 2021.................        September            -         125             -
       8.33% First mortgage bonds due 2002.................        December             -          75             -
       Commercial paper, net...............................         Various             -           -            19
       Peno Creek CT.......................................        December             3           -             -
CIPS:
       6.99% Series 97-1 first mortgage bonds due 2003.....          March              5           -             -
       6 3/8 Series Z first mortgage bonds due 2003........          April             40           -             -
       7 1/2 Series X first mortgage bonds due 2007........          April             50           -             -
       6.94% Series 97-1 first mortgage bonds due 2002.....          March              -           5             -
       6.96% Series 97-1 first mortgage bonds due 2002.....        September            -           5             -
       6.75% Series Y first mortgage bonds due 2002........        September            -          23             -
       Other 6.73% - 6.89% due 2001........................         Various             -           -            30
CILCORP:(c)
       9.375% Senior bonds due 2029........................        September           17           -             -
       8.70% Senior notes due 2009.........................        September           31           -             -
       8.52% - 9.1% medium term notes......................         Various             -           -            18
CILCO:
       6.82% First mortgage bonds due 2003.................        February            25           -             -
       8.20% First mortgage bonds due 2022.................          April             65           -             -
       7.80% Two series of first mortgage bonds due 2023...          April             10           -             -
       Hallock substation power modules bank loan due
         through 2004......................................         August              3           1             1
       Kickapoo substation power modules bank loan due
         through 2004......................................         August              2           -             -
Medina Valley:
       Secured term loan due 2019..........................          June              36           -             -
EEI:
       1991 8.60% Senior medium term notes, amortization...        December             7           6             7
       1994 6.61% Senior medium term notes, amortization...        December             7           8             7
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                                                Month Issued,
                                                                  Redeemed,
                                                               Repurchased or
                                                                   Matured           2003         2002          2001
----------------------------------------------------------------------------------------------------------------------
Preferred Stock
UE:
       1.735 Series ......................................        December              -          42             -
CILCO:(c)
       5.85% Series ......................................          July                1           -             -
CIPS:
       1993 auction preferred ............................        December             30           -             -
Less:  CILCORP and CILCO activity prior to
       acquisition date...................................                              -          (1)          (19)
----------------------------------------------------------------------------------------------------------------------
Total Ameren long-term debt and preferred stock
       redemptions, repurchases and maturities............                        $   846     $   289        $   63
======================================================================================================================
     (a)  A component of the adjustable  conversion-rate  equity security units.
          See Note 6 - Long-term  Debt and Equity  Financings  to our  financial statements under Part II, Item 8 of this report.
     (b)  Includes  issuances of common stock of 2.5 million shares in 2003, 2.3 million shares in 2002 and 0.8 million shares in 2001 under our DRPlus plan and in connection with our 401(k) plans.
     (c)  2002 and 2001 amounts for CILCORP are predecessor information and have been  included  in  the  total  long-term  debt  and  preferred  stock redemption and repurchases.


     Ameren

     Pursuant to an August 2002 shelf registration statement, Ameren issued approximately $338 million of common stock in 2002 and issued approximately $256 million of common stock in 2003. Net proceeds from the issuances were used to fund the cash portion of the purchase price for its acquisition of CILCORP and for general corporate purposes. In February 2004, Ameren issued, pursuant to the August 2002 shelf registration statement, 19.1 million shares of its common stock at $45.90 per share. Ameren received net proceeds of $853 million, which are expected to provide funds required to pay the cash portion of the purchase price for our acquisition of Illinois Power and Dynegy's 20% interest in EEI and to reduce Illinois Power debt assumed as part of this transaction and pay related premiums. Pending such use, and/or if the acquisition is not completed, Ameren plans to use the net proceeds to reduce present or future indebtedness and/or repurchase securities of Ameren or its subsidiaries. A portion of the net proceeds may also be temporarily invested in short-term instruments. As substantially all of the capacity under the August 2002 shelf registration was used, Ameren expects to make a new shelf registration statement filing with the SEC in early 2004. See Note 2 - Acquisitions to our financial statements under
Part II, Item 8 of this report for further information.

     The acquisitions of CILCORP on January 31, 2003, and Medina Valley on February 4, 2003, included the assumption by Ameren of CILCORP and Medina Valley debt and preferred stock at closing of $895 million. The assumed debt and preferred stock consisted of $250 million 9.375% senior notes due 2029, $225 million 8.70% senior notes due 2009, a $100 million secured floating rate term loan due 2004, other secured indebtedness totaling $279 million and preferred stock of $41 million.

     UE

     In August 2002, a shelf registration statement filed by UE and its subsidiary trust with the SEC was declared effective. This registration statement permitted the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock, and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs. UE issued securities totaling $173 million in 2002 and $498 million in 2003 pursuant to the August 2002 shelf registration statement with the amount of securities that remained available for issuance totaling $79 million as of August 2003. See Note 6 - Long-term Debt and Equity Financings to our financial statements under Part II, Item 8 of this report for further information.

     In September 2003, the SEC declared effective another shelf registration statement filed by UE and its subsidiary trust in August 2003, covering the offering from time to time of up to $1 billion of various forms of long-term debt and trust preferred securities. The $79 million of securities which remained available for issuance under the August 2002 shelf registration statement is included in the $1 billion of securities available to be issued under this shelf registration statement. UE issued securities totaling $200 million in 2003 pursuant to the September 2003 shelf registration statement with the amount of securities remaining available for issuance at December 31, 2003, totaling $800 million. UE may sell all, or a portion of, the currently remaining securities registered under the September 2003 shelf registration statement if warranted by market conditions and capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

     CIPS

     In May 2001, a shelf registration statement filed by CIPS with the SEC was declared effective. This registration statement enables CIPS to offer from time to time senior notes in one or more series with an offering price not to exceed $250 million. In June 2001, CIPS issued, under the shelf registration statement, $150 million of senior notes. At December 31, 2003, the amount of securities remaining available for issuance pursuant to the shelf registration statement was $100 million. CIPS may sell all, or a portion of, the currently remaining securities registered under the May 2001 shelf registration statement if warranted by market conditions and capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

Indebtedness Provisions and Other Covenants

Bank Credit Facilities

     Borrowings under Ameren's non state-regulated subsidiary money pool by Genco, Development Company and Medina Valley, each an "exempt wholesale generator," are considered investments for purposes of the 50% SEC aggregate investment limitation. Based on Ameren's aggregate investment in these "exempt wholesale generators" as of December 31, 2003, the maximum permissible borrowings under Ameren's non state-regulated subsidiary money pool pursuant to this limitation for these entities was $663 million in the aggregate.

     Certain of the Ameren Companies' bank credit agreements contain provisions which, among other things, place restrictions on the ability to incur liens, sell assets, merge with other entities and restrict and encumber upstream dividend payments of our subsidiaries. These credit agreements also contain a provision that limits Ameren's, UE's, CIPS' and CILCO's total indebtedness to 60% of total capitalization pursuant to a calculation defined in the related agreement. As of December 31, 2003, the ratio of total indebtedness to total capitalization (calculated in accordance with this provision) for Ameren, UE, CIPS and CILCO was 52%, 44%, 54% and 53%, respectively (2002 - 50%, 43%, 50%,
-%). These credit agreement provisions were not applicable in 2002 for CILCO, since CILCO was not a party to, nor subject to the provisions of, these facilities during 2002. In addition, the credit agreements contain indebtedness cross-default provisions and material adverse change clauses, which could trigger a default under these facilities in the event that any of Ameren's subsidiaries (subject to the definition in the underlying credit agreements), other than certain project finance subsidiaries, defaults on indebtedness in excess of $50 million. The credit agreements also require us to meet minimum ERISA funding rules.

     None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers with the exception of one of CILCO's financing arrangements. An event of default will occur under a $100 million CILCO bank term loan if the credit rating on CILCO's first mortgage bonds falls below any two of the following: BBB- from S&P, Baa3 from Moody's or BBB- from Fitch. As of December 31, 2003, CILCO's current ratings on its first mortgage bonds were A-, A2 and A, respectively. This term loan was repaid in February 2004.

     At December 31, 2003, Ameren and its subsidiaries were in compliance with their credit agreement provisions and covenants.

Indenture Provisions and Other Covenants

     UE

     UE's indenture agreements and Articles of Incorporation include covenants and provisions which must be complied with in order to issue first mortgage bonds and preferred stock. UE must comply with earnings tests contained in its respective mortgage indenture and Articles of Incorporation. For the issuance of additional first mortgage bonds, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. At December 31, 2003, UE had a coverage ratio of 9.1 times the annual interest charges on the first mortgage bonds outstanding, which would permit UE to issue an additional $4.2 billion of first mortgage bonds. For the issuance of additional preferred stock, earnings coverage of at least 2.5 times the annual dividend on preferred stock outstanding and to be issued is required under UE's Articles of Incorporation. As of December 31, 2003, UE had a coverage ratio of 74.2 times the annual dividend on preferred stock outstanding which would permit UE to issue an additional $2.4 billion in preferred stock. The ability to issue such securities in the future will depend on such tests at that time.

     In addition, UE's mortgage indenture contains certain provisions which restrict the amount of common dividends that can be paid by UE. Under this mortgage indenture, $31 million of total retained earnings was restricted against payment of common dividends, except those payable in common stock, leaving $1.6 billion of free and unrestricted retained earnings at December 31, 2003.

     CIPS

     CIPS' indenture agreements and Articles of Incorporation include covenants which must be complied with in order to issue first mortgage bonds and preferred stock. CIPS must comply with earnings tests contained in its respective mortgage indenture and Articles of Incorporation. For the issuance of additional first mortgage bonds, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. As of December 31, 2003, CIPS had a coverage ratio of 2.5 times the annual interest charges for one year on the aggregate amount of bonds outstanding, and consequently, had the availability to issue an additional $66 million of first mortgage bonds. For the issuance of additional preferred stock, earnings coverage of 1.5 times annual interest charges on all long-term debt and preferred stock dividends is required under CIPS' Articles of Incorporation. As of December 31, 2003, CIPS had a coverage ratio of 1.8 times the sum of the annual interest charges and dividend requirements on all long-term debt and preferred stock outstanding as of December 31, 2003, and consequently, had the availability to issue an additional $109 million of preferred stock. The ability to issue such securities in the future will depend on coverage ratios at that time.

     Genco

     Genco's senior note indenture includes provisions that require it to maintain a senior debt service coverage ratio of at least 1.8 to 1 (for both the prior four fiscal quarters and for the next succeeding four six-month periods) in order to pay dividends to Ameren or to make payments of principal or interest under certain subordinated indebtedness excluding amounts payable under its intercompany note payable with CIPS. For the four quarters ended December 31, 2003, this ratio was 3.8 to 1. In addition, the indenture also restricts Genco from incurring any additional indebtedness, with the exception of certain permitted indebtedness as defined in the indenture, unless its senior debt service coverage ratio equals at least 2.5 to 1 for the most recently ended four fiscal quarters and its senior debt to total capital ratio would not exceed 60%, both after giving effect to the additional indebtedness on a pro-forma basis. This debt incurrence requirement is disregarded in the event certain rating agencies reaffirm the ratings of Genco after considering the additional indebtedness. As of December 31, 2003, Genco's senior debt to total capital was 53%.

     CILCORP

     Covenants in CILCORP's indenture governing its $475 million (original issuance amount) senior notes and bonds require CILCORP to maintain a debt to capital ratio of no greater than 0.67 to 1 and an interest coverage ratio of at least 2.2 to 1 in order to make any payment of dividends or intercompany loans to affiliates other than to its direct and indirect subsidiaries including CILCO. However, in the event CILCORP is not in compliance with these tests, CILCORP may make such payments of dividends or intercompany loans if its senior long-term debt rating is at least BB+ from S&P, Baa2 from Moody's and BBB from Fitch. At December 31, 2003, CILCORP's debt to capital ratio was 0.6 to 1 and its interest coverage ratio was 3.0 to 1, calculated in accordance with related provisions in this indenture. The common stock of CILCO is pledged as security to the holders of these senior notes and bonds.

     CILCO

     CILCO must maintain investment grade ratings for its first mortgage bonds from at least two of S&P, Moody's and Fitch. CILCO's current senior secured debt ratings from these rating agencies is A-, A2 and A, respectively. CILCO had restrictions on the payment of dividends and its ability to otherwise make distributions with respect to its common stock as a result of its $100 million bank term loan. This loan was repaid in February 2004.

Dividends

     Common stock dividends paid by Ameren in 2003 resulted in a payout rate of 78% of Ameren's net income. The payout rate in 2002 was 98% and was 75% in 2001. Dividends paid to common stockholders in relation to net cash provided by operating activities for the same periods were 40%, 45% and 47%.

     The amount and timing of dividends payable on Ameren's common stock are within the sole discretion of Ameren's Board of Directors. Ameren's Board of Directors has not set specific targets or payout parameters when declaring common stock dividends. However, the Board considers various issues including Ameren's historic earnings and cash flow, projected earnings, cash flow and potential cash flow requirements, dividend payout rates at other utilities, return on investments with similar risk characteristics, and overall business considerations. Dividends paid by Ameren to stockholders totaled $410 million or $2.54 per share in 2003 (2002 - $376 million or $2.54 per share, 2001 - $350 million or $2.54 per share). On February 13, 2004, Ameren's Board of Directors declared a quarterly common stock dividend of 63.5 cents per share payable on March 31, 2004, to stockholders of record on March 10, 2004.

     Certain of our financial agreements and corporate organizational documents contain covenants and conditions that, among other things, provide restrictions on the Ameren Companies' payment of dividends. Ameren would experience restrictions on dividend payments if it were to defer contract adjustment payments on its equity security units. UE would experience restrictions on dividend payments if it were to extend or defer interest payments on its subordinated debentures. CIPS has provisions restricting dividend payments based on ratios of common stock to total capitalization along with provisions related to certain operating expenses and accumulations of earned surplus. Genco's indenture includes restrictions which prohibit making any dividend payments if debt service coverage ratios are below a defined threshold. CILCORP has restrictions in the event leverage ratio and interest coverage ratio thresholds are not met or if CILCORP's senior long-term debt does not have specified ratings as described in its indenture. CILCO has restrictions on dividend payments relative to the ratio of its balance of retained earnings to the annual dividend requirement on its preferred stock and amounts to be set aside for any sinking fund retirement of 5.85% Series Preferred Stock.

     The following table presents dividends paid directly or indirectly to Ameren by its subsidiaries for the years ended December 31, 2003, 2002, and 2001:

   ================================================================================================================
                                                                      2003               2002            2001
   ----------------------------------------------------------------------------------------------------------------
   UE.......................................................      $     288          $    299           $  283
   CIPS.....................................................             62                62               33
   Genco....................................................             36                21                -
   CILCORP (parent company only)(a).........................            (35)              (40)(b)          (30)(b)
   CILCO....................................................             62                40(b)            45(b)
   Non-registrants..........................................              -                 1                -
   ----------------------------------------------------------------------------------------------------------------
   Dividends paid to Ameren.................................      $     413          $    383           $  316
   ================================================================================================================
     (a)  Indicates funds retained from the CILCO dividend.
     (b)  Prior to February 2003,  CILCORP's  dividends  would have been paid to
          AES.  These  amounts are  excluded  from the total  dividends  paid to
          Ameren.

Contractual Obligations

     The following table presents our contractual obligations as of December 31, 2003. See Note 3 - Rate and Regulatory Matters to our financial statements under
Part II, Item 8 of this report for information regarding Ameren's and UE's capital expenditure commitments, which were agreed upon in relation to UE's 2002 Missouri electric rate case settlement and UE's 2003 Missouri gas rate case settlement. See Note 11 - Retirement Benefits to our financial statements under
Part II, Item 8 of this report for information regarding expected minimum funding levels for our pension plan.

   ==================================================================================================================
                                                                     Less than      1-3       4-5        More than
                                                          Total       1 Year       Years     Years        5 Years
   ------------------------------------------------------------------------------------------------------------------
   Ameren:
   Long-term debt and capital lease obligations.......    $ 4,575     $   498      $    302   $   666     $   3,109
   Short-term debt....................................        161         161             -         -             -
   Operating leases(a)................................        146          20            25        21            80
   Other obligations(b)...............................      3,146       1,033         1,272       622           219
   -------------------------------------------------------------------------------------------------------------------
   Total cash contractual obligations(c)..............    $ 8,028     $ 1,712      $  1,599   $ 1,309     $   3,408
   -------------------------------------------------------------------------------------------------------------------


   -------------------------------------------------------------------------------------------------------------------
                                                                     Less than      1-3       4-5        More than
                                                          Total       1 Year       Years     Years        5 Years
   -------------------------------------------------------------------------------------------------------------------
   UE:
   Long-term debt and capital lease obligations.......    $ 2,106     $   344      $      6    $  156     $   1,600
   Short-term debt....................................        150         150             -         -             -
   Operating leases(a)................................        112           9            17        16            70
   Other obligations(b)...............................      1,389         472           567       271            79
   -------------------------------------------------------------------------------------------------------------------
   Total cash contractual obligations(c)..............    $ 3,757     $   975      $    590    $  443     $   1,749
   ===================================================================================================================
   CIPS:
   Long-term debt.....................................    $   486     $     -      $     40    $   15     $     431
   Short-term debt....................................          -           -             -         -             -
   Operating leases(a)................................          -           -             -         -             -
   Other obligations(b)...............................        174          79            89         6             -
   -------------------------------------------------------------------------------------------------------------------
   Total cash contractual obligations(c)..............    $   660     $    79      $    129    $   21     $     431
   ===================================================================================================================
   Genco:
   Long-term debt.....................................    $   700     $     -      $    225    $    -     $     475
   Short-term debt....................................          -           -             -         -             -
   Operating leases(a)................................         11           1             1         1             8
   Other obligations(b)...............................        902         192           351       249           110
   -------------------------------------------------------------------------------------------------------------------
   Total cash contractual obligations(c)..............    $ 1,613     $   193      $    577    $  250     $     593
   ===================================================================================================================
   CILCORP:
   Long-term debt.....................................    $   769     $   100      $     16    $   50     $     603
   Short-term debt....................................          -           -             -         -             -
   Operating leases(a)................................          9           2             3         2             2
   Other obligations(b)...............................        433         207           169        44            13
   -------------------------------------------------------------------------------------------------------------------
   Total cash contractual obligations(c)..............    $ 1,211     $   309      $    188    $   96     $     618
   ===================================================================================================================
   CILCO:
   Long-term debt.....................................    $   238     $   100      $     16    $   50     $      72
   Short-term debt....................................          -           -             -         -             -
   Operating leases(a)................................          9           2             3         2             2
   Other obligations(b)...............................        433         207           169        44            13
   -------------------------------------------------------------------------------------------------------------------
   Total cash contractual obligations(c)..............    $   680     $   309      $    188    $   96     $      87
   ===================================================================================================================
     (a)  Amounts  related to certain real estate  leases and railroad  licenses have indefinite payment periods.  The $2 million annual obligation for these  items is  included  in the less than 1 year,  1-3 years and 4-5 years.  Amounts  for more than 5 years are not  included  in the total amount due to the indefinite periods.
     (b)  Represents purchase contracts for coal, gas, nuclear fuel and electric capacity.
     (c)  Routine short-term purchase order commitments are not included.


Off-Balance Sheet Arrangements

     At December 31, 2003, neither Ameren nor any of its subsidiaries, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. Neither Ameren nor any of its subsidiaries expects to engage in any significant off-balance sheet financing arrangements in the near future.

Credit Ratings

     The following table presents the current ratings by Moody's, S&P and Fitch as of December 31, 2003:

   ================================================================================================================
                                                  Moody's                  S&P                        Fitch
   ----------------------------------------------------------------------------------------------------------------
   Ameren:
   Issuer/Corporate credit rating.........           A3                    A-                         A-
   Unsecured debt.........................           A3                    BBB+                       A-
   Commercial paper.......................           P-2                   A-2                        F2
   ----------------------------------------------------------------------------------------------------------------


   ----------------------------------------------------------------------------------------------------------------
                                                  Moody's                  S&P                        Fitch
   ----------------------------------------------------------------------------------------------------------------
   UE:
   Secured debt...........................           A1                    A-                         A+
   Unsecured debt.........................           A2                    BBB+                       A
   Commercial paper.......................           P-1                   A-2                        F1
   ----------------------------------------------------------------------------------------------------------------
   CIPS:
   Secured debt...........................           A1                    A-                         A
   Unsecured debt.........................           A2                    BBB+                       A-
   ----------------------------------------------------------------------------------------------------------------
   Genco:
   Unsecured debt.........................           A3/Baa2               A-                         BBB+
   ----------------------------------------------------------------------------------------------------------------
   CILCORP:
   Unsecured debt.........................           Baa2                  BBB+                       BBB+
   ----------------------------------------------------------------------------------------------------------------
   CILCO:
   Secured debt...........................           A2                    A-                         A
   ================================================================================================================

     As a result of the announcement of Ameren signing a definitive agreement to acquire Illinois Power and a 20% interest in EEI from Dynegy in February 2004, credit rating agencies placed Ameren Corporation's and its subsidiaries' debt under review for a possible downgrade.

     Any adverse change in the Ameren Companies' credit ratings may reduce their access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. At December 31, 2003, if the Ameren Companies were to receive a sub-investment grade rating (less than BBB- or Baa3), UE, CIPS, Genco, CILCORP and CILCO could have been required to post collateral for certain trade obligations amounting to $6 million, $1 million, $2 million, $18 million and $18 million, respectively. In addition, the cost of borrowing under our credit facilities would increase or decrease based on credit ratings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.


OUTLOOK

     We expect the following industry-wide trends and company-specific issues to impact earnings in 2004 and beyond:

o Economic conditions, which principally impact native load demand, particularly from our industrial customers, have been weak for the past few years, but improved in 2003.
o Ameren, UE and CIPS have historically achieved weather-adjusted growth in their native electric residential and commercial load of approximately 2% per year and expect this trend to continue for at least the next few years.
o Electric rates in UE's, CIPS' and CILCO's Illinois service territories are legislatively fixed through January 1, 2007. An electric rate case settlement in UE's Missouri service territory has resulted in reductions of $50 million on April 1, 2002, and $30 million on April 1, 2003, with an additional $30 million reduction required for April 1, 2004. In addition, electric rates in Missouri cannot change prior to July 1, 2006, subject to certain exclusions outlined in UE's rate settlement.
o Power prices in the Midwest impact the amount of revenues UE, Genco and AERG can generate by marketing any excess power into the interchange markets. Power prices in the Midwest also impact the cost of power we purchase in the interchange markets. Long-term power prices continue to be generally soft in the Midwest, despite a significant increase in power prices in 2003 relative to 2002 due in part to higher prices for natural gas.
o Increased expenses associated with rising employee benefit costs and higher insurance and security costs associated with additional measures UE has taken, or may have to take, at its Callaway Nuclear Plant and other operating plants related to world events.
o UE's Callaway Nuclear Plant will have a refueling outage in the spring of 2004, which is expected to last 40-45 days, and will increase maintenance and purchased power costs, and reduce the amount of excess power available for sale. Refueling outages occur approximately every 18 months and have historically reduced net earnings at Ameren and UE by $15 to $20 million in the year when they occurred. UE's fall 2005 refueling outage is expected to last 70 days due to the installation of new steam generator units during the refueling.
o In January 2004, the MoPSC approved a settlement authorizing an annual gas delivery rate increase of approximately $13 million, which went into effect on February 15, 2004. The settlement provides that gas delivery rates cannot change prior to July 1, 2006, subject to certain exclusions. In October 2003, the ICC issued orders awarding CILCO an increase in annual gas delivery rates of $9 million and awarding CIPS and UE increases in annual gas delivery rates of $7 million and $2 million, respectively that went into effect in November 2003. See Note 3 - Rate and Regulatory Matters to our financial statements under Part II, Item 8 of this report for additional information.
o Upon entering the Midwest ISO, UE expects to receive a refund of $13 million and CIPS expects to receive a refund of $5 million for fees previously paid to exit the Midwest ISO; however, Ameren, UE and CIPS will incur higher ongoing operation costs. See Note 3 - Rate and Regulatory Matters to our financial statements under Part II, Item 8 of this report for additional information.
o Ameren, CILCORP and CILCO expect to realize further CILCORP integration synergies associated with reduced overhead expenses and lower fuel costs.
o In February 2004, we sold 19.1 million shares of new Ameren common stock. Proceeds from this sale and future offerings are expected to ultimately be used to finance the cash portion of the purchase price of Illinois Power and to reduce Illinois Power debt assumed as part of this transaction and pay any related premiums. However, prior to the closing of the acquisition of Illinois Power, we expect the new common shares to be dilutive to earnings per share.

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


REGULATORY MATTERS

     See Note 3 - Rate and Regulatory Matters to our financial  statements under
Part II, Item 8 of this report.


ACCOUNTING MATTERS

Critical Accounting Policies

     Preparation of the financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. Our application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. In the table below, we have outlined the critical accounting policies that we believe are most difficult, subjective or complex. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results.



 Accounting Policy                                    Uncertainties Affecting Application
 -----------------                                    -----------------------------------
 Regulatory Mechanisms and Cost Recovery
     All the Ameren Companies, except Genco,          o Regulatory environment, external regulatory decisions
     defer costs as regulatory assets                   and requirements
     in accordance with SFAS No. 71,                  o Anticipated future regulatory decisions and their impact
     "Accounting for the Effects of Certain           o Impact of deregulation and competition on ratemaking
     Types of Regulation," and make                     process and ability to recover costs
     investments that it is assumed will be
     collected in future rates.

     Basis for Judgment
     We determine that costs are recoverable based on previous rulings by state regulatory authorities in jurisdictions where we operate or other factors that lead us to believe that cost recovery is probable.




Accounting Policy                                    Uncertainties Affecting Application
 -----------------                                    -----------------------------------

Environmental Costs
     We accrue for all known environmental            o Extent of contamination
     contamination where remediation can be           o Responsible party determination
     reasonably estimated, but some of our            o Approved methods for cleanup
     operations have existed for over 100 years       o Present and future legislation and governmental
     and previous contamination may be                  regulations and standards
     unknown to us.                                   o Results of ongoing research and development
                                                        regarding environmental impacts

     Basis for Judgment
     We  determine  the  proper  amounts  to  accrue  for  known   environmental
     contamination based on internal and third party estimates of clean-up costs in the context of current remediation standards and available technology.


 Unbilled Revenue
     At the end of each period, we estimate,          o Projecting customer energy
     usage based on expected usage, the amount of     o Estimating impacts of weather and other usage-affecting
     revenue to record for services that have           factors for the unbilled period
     been provided to customers, but not billed.

     Basis for Judgment
     We determine the proper amount of unbilled revenue to accrue each period based on the volume of energy delivered as valued by a model of billing cycles and historical usage rates and growth by customer class for our service area, as adjusted for the modeled impact of seasonal and weather variations based on historical results.


 Valuation of Goodwill, Long-Lived Assets and Asset Retirement Obligations
     We assess the carrying value of our              o  Management's identification of impairment indicators
     goodwill and long-lived assets to determine      o  Changes in business, industry, technology or economic
     whether they are impaired.  We also review          and market conditions
     for the existence of asset retirement            o  Valuation assumptions and conclusions
     obligations. If an asset retirement              o  Estimated useful lives of our significant long-lived
     obligation is identified, we determine the          assets
     fair value of the obligation and                 o  Actions or assessments by our regulators
     subsequently reassess and adjust the             o  Identification of an asset retirement obligation
     obligation, as necessary.  See Note 1 -
     Summary of Significant Accounting
     Policies.

     Basis for Judgment
     Annually  or whenever  events  indicate a valuation  may have  changed,  we utilize internal models and third parties to determine fair values.  We use
     various  methods  to  determine   valuations,   including  earnings  before
     interest,  taxes,  depreciation and amortization  multiples and discounted, undiscounted  and  probabilistic  discounted cash flow models with multiple scenarios.  The identification of asset retirement obligations is conducted through the review of legal documents and interviews.


Accounting Policy                                     Uncertainties Affecting Application
-----------------                                     -----------------------------------

Benefit Plan Accounting
     Based on actuarial calculations, we accrue       o Future rate of return on pension and other plan assets
     costs of providing future employee benefits      o Interest rates used in valuing benefit obligations
     in accordance with SFAS Nos. 87, 106 and         o Healthcare cost trend rates
     112, which provide guidance on benefit           o Timing of employee retirements
     plan accounting. See Note 11 - Retirement
     Benefits to our financial statements under
     Part II, Item 8 of this report.

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

Impact of Future Accounting Pronouncements

     See Note 1 - Summary of Significant Accounting Policies to our financial statements under Part II, Item 8 of this report.

EFFECTS OF INFLATION AND CHANGING PRICES

     Our rates for retail electric and gas utility service are regulated by the MoPSC and the ICC. Non-retail electric rates are regulated by the FERC. Our Missouri electric and gas rates have been set through June 30, 2006, as part of the settlement of our Missouri electric and gas rate cases and our Illinois electric rates are legislatively fixed through January 1, 2007. Inflation affects our operations, earnings, stockholders' equity and financial performance.

     The current replacement cost of our utility plant substantially exceeds our recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical costs through depreciation might not be adequate to replace plant in future years. Ameren's generation portion of its business in its Illinois jurisdiction is principally non rate-regulated and therefore does not have regulated recovery mechanisms.

     In our retail electric utility jurisdictions, there are no provisions for adjusting rates to accommodate for changes in the cost of fuel for electric generation. In our retail gas utility jurisdictions, changes in gas costs are generally reflected in billings to gas customers through PGA clauses. We are impacted by changes in market prices for natural gas to the extent we must purchase natural gas to run our CTs. We have structured various supply agreements  to  maintain  access to  multiple  gas pools  and  supply  basins to minimize the impact to the financial statements. See Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risk for further information.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The following table presents the estimated increase (decrease) in our annual interest expense and net income if interest rates were to change by 1% on variable rate debt outstanding at December 31, 2003:

===============================================================================
                                             Interest Expense     Net Income(a)
-------------------------------------------------------------------------------
Ameren.................................        $    9             $  (6)
UE.....................................             7                (4)
CIPS...................................             1                (1)
Genco..................................             1                (1)
CILCORP................................             3                (2)
CILCO..................................             3                (2)
===============================================================================
     (a)  Calculations are based on an effective tax rate of 37%.

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

Credit Risk

     Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. NYMEX-traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. On all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction.

     Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables, executory contracts with market risk exposures and leverage lease investments. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising our customer base. No non-affiliated customer represents greater than 10%, in the aggregate, of our accounts receivable. Our revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. UE and Genco have credit exposure associated with accounts receivables from non-affiliated companies for interchange sales. At December 31, 2003, UE's, Genco's and Marketing Company's combined credit exposure to non-investment grade counterparties related to interchange sales was $4 million, net of collateral. We establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support such as letters of credit and parental guarantees. We also analyze each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts and monitor counterparty exposure associated with our leveraged leases.

Equity Price Risk

     Our costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rate of return on plan assets, discount rate, the rate of increase in healthcare costs and contributions made to the plans. The market value of our plan assets was affected by declines in the equity market for 2000 through 2002 for the pension and postretirement plans. As a result, at December 31, 2002, we recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions," which resulted in an after-tax charge to OCI and a reduction in stockholders' equity of $102 million. At December 31, 2003, the minimum pension liability was reduced, resulting in OCI of $46 million and an increase in stockholders' equity. The following table presents the minimum pension liability amounts, after taxes, for the Ameren Companies as of December 31, 2003 and 2002:

===============================================================================
                                                 2003              2002
-------------------------------------------------------------------------------
Ameren(a)...................................   $    56            $  102
UE..........................................        34                62
CIPS........................................         7                13
Genco.......................................         4                 6
CILCORP(b)..................................         -                60
CILCO.......................................        13                30
===============================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
     (b) 2002 amounts represent predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     The amount of the pension liability as of December 31, 2003, was the result of asset returns, interest rates and our contributions to the plans during 2003. In future years, the liability recorded, the costs reflected in net income, or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of our assumed return on plan assets of 8.5%. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored, net of taxes.

     UE also maintains trust funds, as required by the NRC and Missouri and Illinois state laws, to fund certain costs of nuclear plant decommissioning. As of December 31, 2003, these funds were invested primarily in domestic equity securities (68%), debt securities (30%), and cash and cash equivalents (2%) and totaled $212 million at fair value. By maintaining a portfolio that includes long-term equity investments, UE seeks to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the portfolio are exposed to price fluctuations in equity markets and the fixed-rate, fixed-income securities are exposed to changes in interest rates. UE actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of the trusts to various investment options. UE's exposure to equity price market risk is, in large part, mitigated, due to the fact that UE is currently allowed to recover decommissioning costs in its rates.

Commodity Price Risk

     We are exposed to changes in market prices for natural gas, fuel and electricity to the extent they cannot be recovered through rates. UE has electric rate freezes in place in Missouri through June 30, 2006, and UE, CIPS and CILCO have electric rate freezes in place in Illinois through January 1, 2007. We utilize several techniques to mitigate risk, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. The derivative financial instruments that we use (primarily forward contracts, futures contracts, option contracts and financial swap contracts) are dictated by risk management policies.

     With regard to UE, CIPS and CILCO's natural gas utility business, exposure to changing market prices is in large part mitigated by the fact there are gas cost recovery mechanisms (PGA clauses) in place in both Missouri and Illinois. These gas cost recovery mechanisms allow UE, CIPS and CILCO to pass on to retail customers prudently incurred costs of natural gas.

     We use fixed-price forward contracts, as well as futures, options and financial swaps to manage risks associated with fuel and natural gas prices. The majority of our fuel supply contracts are physical forward contracts. Since we do not have a provision similar to the PGA clause for our electric operations, we have entered into long-term contracts with various suppliers to purchase coal and nuclear fuel in order to manage our exposure to fuel prices. See Note 15 - Commitments and Contingencies to our financial statements under Part II, Item 8 of this report for further information. With regard to our electric generating operations, UE, Genco and CILCO are exposed to changes in market prices for natural gas to the extent they must purchase natural gas to run CTs. Their natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to intermediate and peaking units by optimizing transportation and storage options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins.

     The following table presents the percentages of the required supply of coal for our coal-fired power plants, nuclear fuel and natural gas for our CTs and distribution, as appropriate that are price-hedged over the five-year period from 2004 through 2008:

===================================================================================================================
                                                                     2004               2005           2006 - 2008
-------------------------------------------------------------------------------------------------------------------
   Ameren:
   Coal.......................................................         96%                 67%              41%
   Nuclear fuel...............................................        100                 100               32
   Natural gas for generation.................................         38                  11                2
   Natural gas for distribution...............................         34                  14                4
===================================================================================================================
   UE:
   Coal.......................................................         95%                 62%              35%
   Nuclear fuel...............................................        100                 100               32
   Natural gas for generation.................................         31                  11                2
   Natural gas for distribution...............................         26                  13                4
===================================================================================================================
   CIPS:
   Natural gas for distribution...............................         29%                 17%               4%
===================================================================================================================
   Genco:
   Coal.......................................................        100%                 86%              64%
   Natural gas for generation.................................         28                  19                6
===================================================================================================================
   CILCORP:(a)
   Coal.......................................................         92%                 64%              35%
   Natural gas for distribution...............................         41                  12                4
===================================================================================================================
   CILCO:
   Coal.......................................................         92%                 64%              35%
   Natural gas for distribution...............................         41                  12                4
===================================================================================================================
  (a)  CILCORP  consolidates  CILCO and  therefore  includes  CILCO amounts in its balances.


     The following table presents the estimated increase or decrease in our total fuel expense and net income if coal costs were to change by 1% on any requirements currently not covered by fixed-price contracts for the five-year period 2004 through 2008:

===============================================================================
                                                Fuel Expense      Net Income(a)
-------------------------------------------------------------------------------
   Ameren....................................      $    9             $   5
   UE........................................           5                 3
   CIPS......................................           -                 -
   Genco.....................................           2                 1
   CILCORP(b)................................           1                 1
   CILCO.....................................           1                 1
===============================================================================
     (a)  Calculations are based on an effective tax rate of 37%.
     (b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     In the event of a significant change in coal prices, we would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure or fuel sources.

     See Supply for Electric Power under Part I, Item 1 of this report for the percentages of our historical needs satisfied by coal, nuclear, natural gas, hydro and oil.

     With regard to exposure for commodity price risk for nuclear fuel, UE has fixed-priced and base price with escalation agreements and/or inventories to fulfill its Callaway Nuclear Plant needs for uranium, conversion, enrichment, and fabrication services through 2006. UE expects to enter into additional contracts from time to time in order to supply nuclear fuel during the expected remainder of the life of the plant, at prices which cannot now be accurately predicted. UE's strategy is to hedge some of its three year requirements. This strategy permits optimum timing of new forward contracts given the relatively long price cycles in the nuclear fuel markets and provides security of supply to protect against unforeseen market disruptions. Unlike electricity and natural gas markets, there are no sophisticated financial instruments in nuclear fuel markets so most hedging is done via inventories and forward contracts.

     Although we cannot completely eliminate the effects of gas price volatility, our strategy is designed to minimize the effect of market conditions on our results of operations. Our gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures, including fixed-price, indexed-price and embedded-price hedges such as caps and collars. Our strategy also utilizes physical assets through storage, operator and balancing agreements to minimize price volatility. Ameren's electric marketing strategy is to extract additional value from its generation facilities by selling energy in excess of needs into the long-term and short-term markets for term sales, and purchasing energy when the market price is less than the cost of generation. Our primary use of derivatives has involved transactions that are expected to reduce price risk exposure for us.

     With regard to our exposure to commodity price risk for purchased power and excess electricity sales, Ameren has a subsidiary, Ameren Energy, whose primary responsibility includes managing market risks associated with changing market prices for electricity purchased and sold on behalf of UE and Genco. In addition, Genco has sold nearly all of its available non rate-regulated peak generation capacity for the summer of 2004 at various prices, the majority of which are fixed.

Fair Value of Contracts

     Most of our commodity contracts qualify for treatment as normal purchases and normal sales. However, we utilize derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. Price fluctuations in natural gas, fuel and electricity cause:

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

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally-forecasted forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 9 - Derivative Financial Instruments to our financial statements under Part II, Item 8 of this report for further information.

     The following table presents the favorable (unfavorable) changes in the fair value of all contracts marked-to-market during the year ended December 31, 2003:

======================================================================================================================
                                                               Ameren(a)    UE     CIPS      CILCORP(b)       CILCO
----------------------------------------------------------------------------------------------------------------------
   Fair value of contracts at beginning of period, net.....   $    7      $   6    $  -        $   -         $   2
     Contracts realized or otherwise settled during the          (10)       (10)      -            -            (5)
         period............................................
     Changes in fair values attributable to changes in
         valuation technique and assumptions...............        -          -       -            -             -
     Fair value of new contracts entered into during the
         period............................................        -          -       -            -             -
     Other changes in fair value...........................       15          3       1            -             9
----------------------------------------------------------------------------------------------------------------------
   Fair value of contracts outstanding at end                 $   12      $  (1)   $  1        $   -         $   6
         of period, net....................................
======================================================================================================================
     (a)  Excludes  amounts for CILCORP and CILCO prior to the acquisition  date of January  31,  2003;  includes  amounts  for  non-registrant  Ameren subsidiaries as well as intercompany eliminations.
     (b)  Includes  January  2003  predecessor  information,  which was zero for
          CILCORP and $2 million for CILCO.


     The following table presents maturities of contracts as of December 31, 2003:

=====================================================================================================================
                                            Maturity                                    Maturity in
                                            Less than      Maturity       Maturity       Excess of         Total
           Sources of Fair Value             1 Year        1-3 Years      4-5 Years       5 Years      Fair Value(a)
--------------------------------------------------------------------------------------------------------------------
   Ameren:
   Prices actively quoted...............    $    4          $    -         $    -         $    -         $    4
   Prices provided by other external
      sources(b)........................         3               -              -              -              3
   Prices based on models and other
      valuation methods(c)..............         3               5             (3)             -              5
--------------------------------------------------------------------------------------------------------------------
   Total................................    $   10          $    5         $   (3)        $    -         $   12
====================================================================================================================
   UE :
   Prices actively quoted...............    $    -          $    -         $    -         $    -         $    -
   Prices provided by other external
      sources(b)........................         -               -              -              -              -
   Prices based on models and other
      valuation methods(c)..............        (1)              1             (1)             -             (1)
--------------------------------------------------------------------------------------------------------------------
   Total................................    $   (1)         $    1         $   (1)        $    -         $   (1)
====================================================================================================================
   CIPS:
   Prices actively quoted...............    $    1          $    -         $    -         $    -         $    1
   Prices provided by other external
      sources(b)........................         -               -              -              -              -
   Prices based on models and other
      valuation methods(c)..............         -               -              -              -              -
--------------------------------------------------------------------------------------------------------------------
   Total................................    $    1          $    -         $    -         $    -         $    1
====================================================================================================================
   CILCORP:
   Prices actively quoted ..............    $    -          $    -         $    -         $    -         $    -
   Prices provided by other external
      sources(b)........................         -               -              -              -              -
   Prices based on models and other
      valuation methods(c)..............         -               -              -              -              -
--------------------------------------------------------------------------------------------------------------------
   Total                                    $    -          $    -         $    -         $    -         $    -
====================================================================================================================
   CILCO:
   Prices actively quoted ..............    $    4          $    -         $    -         $    -         $    4
   Prices provided by other external
      sources(b)........................         2               -              -              -              2
   Prices based on models and other
      valuation methods(c)..............         -               -              -              -              -
--------------------------------------------------------------------------------------------------------------------
   Total                                    $    6          $    -         $    -         $    -         $    6
====================================================================================================================
     (a)  Contracts of less than $1 million were with non-investment-grade rated counterparties.
     (b)  Principally   power   forward   values   based  on  NYMEX  prices  for
          over-the-counter
          contracts and natural gas swap values based primarily on Inside FERC.
     (c)  Principally coal and SO2 option values based on a Black-Scholes  model that includes  information  from external  sources and our  estimates.
          Also includes power forward contract values based on our estimates.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Ameren Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, common stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ameren Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for derivative instruments and hedging activities effective January 1, 2001.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

St. Louis, Missouri
February 12, 2004

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of Ameren Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2004, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

St. Louis, Missouri
February 12, 2004

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholder of Union Electric Company:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Union Electric Company at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for derivative instruments and hedging activities effective January 1, 2001.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

St. Louis, Missouri
February 12, 2004

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholder of Central Illinois Public Service Company:


In our opinion,  the financial  statements  listed in the index  appearing under
Item 15(a)(1) present fairly, in all material respects, the financial position of Central Illinois Public Service Company at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for derivative instruments and hedging activities effective January 1, 2001.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

St. Louis, Missouri
February 12, 2004

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholder of Ameren Energy Generating Company:



In our opinion,  the financial  statements  listed in the index  appearing under
Item 15(a)(1) present fairly, in all material respects, the financial position of Ameren Energy Generating Company at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003. As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for derivative instruments and hedging activities effective January 1, 2001.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

St. Louis, Missouri
February 12, 2004

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and
Shareholder of CILCORP Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CILCORP Inc. and its subsidiaries at December 31, 2003 (successor), and the results of their operations and their cash flows for the periods February 1, 2003 to December 31, 2003 (successor) and January 1, 2003 to January 31, 2003 (predecessor), in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2003, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The predecessor financial statements of the Company as of December 31, 2002, and for each of the two years in the period then ended and the financial statement schedule for the two years in the period ended December 31, 2002, were audited by other auditors whose report dated April 11, 2003, expressed an unqualified opinion on those statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

St. Louis, Missouri
February 12, 2004

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and
Shareholder of Central Illinois Light Company:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Central Illinois Light Company at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2003, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The predecessor financial statements of the Company as of December 31, 2002, and for each of the two years in the period then ended and the financial statement schedule for the two years in the period ended December 31, 2002, were audited by other auditors whose report dated April 11, 2003, expressed an unqualified opinion on those statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

St. Louis, Missouri
February 12, 2004

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholder of CILCORP Inc.
Peoria, Illinois

We have audited the accompanying consolidated balance sheet of CILCORP Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income and comprehensive income, stockholder's equity, and cash flows for the years ended December 31, 2002 and 2001. Our audits also included the 2002 and 2001 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of CILCORP Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1, effective January 1, 2001, CILCORP Inc. and subsidiaries changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As discussed in Note 1, effective January 1, 2002, CILCORP Inc. and subsidiaries changed its method of accounting for goodwill and intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets."


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Indianapolis, IN
April 11, 2003

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholder of Central Illinois Light Company Peoria, Illinois

We have audited the accompanying consolidated balance sheet of Central Illinois Light Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income and comprehensive income, stockholder's equity, and cash flows for the years ended December 31, 2002 and 2001. Our audits also included the 2002 and 2001 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1, effective January 1, 2001, Central Illinois Light Company and subsidiaries changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Indianapolis, IN
April 11, 2003


                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share amounts)


                                                                              Year Ended December 31,
                                                                    -------------------------------------
                                                                      2003          2002           2001
                                                                    --------      --------      ---------
Operating Revenues:
 Electric                                                           $ 3,937       $ 3,520       $  3,507
 Gas                                                                    648           315            342
 Other                                                                    8             6              9
                                                                    --------      --------      ---------
     Total operating revenues                                         4,593         3,841          3,858
                                                                    --------      --------      ---------
Operating Expenses:
 Fuel and purchased power                                             1,055           825            914
 Gas purchased for resale                                               457           198            222
 Other operations and maintenance                                     1,224         1,160          1,090
 Voluntary retirement and other restructuring charges (Note 7)            -            92              -
 Coal contract settlement (Note 7)                                      (51)            -              -
 Depreciation and amortization                                          519           431            406
 Taxes other than income taxes                                          299           262            261
                                                                    --------      --------      ---------
     Total operating expenses                                         3,503         2,968          2,893
                                                                    --------      --------      ---------
Operating Income                                                      1,090           873            965

Other Income and (Deductions):
    Miscellaneous income (Note 8)                                        27            21             35
    Miscellaneous expense (Note 8)                                      (22)          (50)           (16)
                                                                    --------      --------      ---------
     Total other income and (deductions)                                  5           (29)            19
                                                                    --------      --------      ---------
Interest Charges and Preferred Dividends:
 Interest                                                               277           214            191
 Preferred dividends of subsidiaries                                     11            11             12
                                                                    --------      --------      ---------
     Net interest charges and preferred dividends                       288           225            203
                                                                    --------      --------      ---------
Income Before Income Taxes and Cumulative Effect of Change
 in Accounting Principle                                                807           619            781

Income Taxes                                                            301           237            305
                                                                    --------      --------      ---------
Income Before Cumulative Effect of Change in Accounting
 Principle                                                              506           382            476

Cumulative Effect of Change in Accounting Principle,
 Net of Income Taxes (Benefit) of $12, $- and $(4)                       18             -             (7)
                                                                    --------      --------      ---------
Net Income                                                          $   524       $   382       $    469
                                                                    ========      ========      =========
Earnings per Common Share - Basic:
 Income before cumulative effect of change
   in accounting principle                                          $  3.14       $  2.61       $   3.46
 Cumulative effect of change in accounting
   principle, net of income taxes                                      0.11             -          (0.05)
                                                                    --------      --------      ---------
 Earnings per common share - basic                                  $  3.25       $  2.61       $   3.41
                                                                    ========      ========      =========
Earnings per Common Share - Diluted:
 Income before cumulative effect of change
   in accounting principle                                          $  3.14       $  2.60       $   3.45
 Cumulative effect of change in accounting
   principle, net of income taxes                                      0.11             -          (0.05)
                                                                    --------      --------      ---------
 Earnings per common share - diluted                                $  3.25       $  2.60       $   3.40
                                                                    ========      ========      =========

Dividends per Common Share                                          $  2.54       $  2.54       $   2.54
Average Common Shares Outstanding (Note 1)                            161.1         146.1          137.3

The accompanying notes are an integral part of these consolidated financial statements.



                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                     (In millions, except per share amounts)

                                                                                December 31,       December 31,
                                                                                   2003               2002
                                                                                ------------       ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                     $       111        $       628
  Accounts receivable - trade (less allowance for doubtful
      accounts of $13 and $7, respectively)                                             326                266
  Unbilled revenue                                                                      221                176
  Miscellaneous accounts and notes receivable                                           126                 44
  Materials and supplies, at average cost                                               487                299
  Other current assets                                                                   46                 39
                                                                                ------------       ------------
      Total current assets                                                            1,317              1,452
                                                                                ------------       ------------
Property and Plant, Net (Note 4)                                                     10,917              9,492
Investments and Other Non-Current Assets:
  Investments in leveraged leases                                                       164                 38
  Nuclear decommissioning trust fund                                                    212                172
  Goodwill and other intangibles, net                                                   574                  -
  Other assets                                                                          320                307
                                                                                ------------       ------------
      Total investments and other non-current assets                                  1,270                517
                                                                                ------------       ------------
Regulatory Assets                                                                       729                690
                                                                                ------------       ------------
           TOTAL ASSETS                                                         $    14,233        $    12,151
                                                                                ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt (Note 6)                                 $       498        $       339
  Short-term debt (Note 5)                                                              161                271
  Accounts and wages payable                                                            480                369
  Taxes accrued                                                                         103                 45
  Other current liabilities                                                             215                177
                                                                                ------------       ------------
      Total current liabilities                                                       1,457              1,201
                                                                                ------------       ------------
Long-term Debt, Net (Note 6)                                                          4,070              3,433
Preferred Stock of Subsidiary Subject to Mandatory Redemption (Note 10)                  21                  -
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                              1,853              1,707
  Accumulated deferred investment tax credits                                           151                149
  Regulatory liabilities                                                                821                788
  Asset retirement obligations                                                          413                174
  Accrued pension and other postretirement benefits                                     699                476
  Other deferred credits and liabilities                                                190                173
                                                                                ------------       ------------
      Total deferred credits and other non-current liabilities                        4,127              3,467
                                                                                ------------       ------------
Commitments and Contingencies (Notes 1, 3, 15 and 16)
Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption (Note 10)           182                193
Minority Interest in Consolidated Subsidiaries                                           22                 15
Stockholders' Equity:
 Common stock, $.01 par value, 400.0 shares authorized -
      shares outstanding of 162.9 and 154.1, respectively (Notes 1, 6 and 10)             2                  2
 Other paid-in capital, principally premium on common stock                           2,552              2,203
 Retained earnings                                                                    1,853              1,739
 Accumulated other comprehensive income (loss)                                          (44)               (93)
 Other                                                                                   (9)                (9)
                                                                                ------------       ------------
      Total stockholders' equity                                                      4,354              3,842
                                                                                ------------       ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    14,233        $    12,151
                                                                                ============       ============


The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)


                                                                                             Year Ended December 31,
                                                                                      -------------------------------------
                                                                                         2003          2002         2001
                                                                                      ---------     ---------    ---------
Cash Flows From Operating Activities:
  Net income                                                                          $    524      $    382     $    469
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Cumulative effect of change in accounting principle                                   (18)            -            7
     Depreciation and amortization                                                         519           431          406
     Amortization of nuclear fuel                                                           33            30           29
     Amortization of debt issuance costs and premium/discounts                              10             8            5
     Deferred income taxes, net                                                             12            74           28
     Deferred investment tax credits, net                                                  (11)           (9)          (6)
     Coal contract settlement                                                              (36)            -            -
     Voluntary retirement and other restructuring charges                                   (5)           92            -
     Other                                                                                   5             8           (1)
     Changes in assets and liabilities, excluding the effects of the acquisitions:
        Receivables, net                                                                     6           (26)          70
        Materials and supplies                                                             (47)           (4)         (68)
        Accounts and wages payable                                                          (7)          (80)         (71)
        Taxes accrued                                                                       39            38            8
        Assets, other                                                                      (15)          (12)         (75)
        Liabilities, other                                                                  22           (99)         (63)
                                                                                      ---------     ---------    ---------
Net cash provided by operating activities                                                1,031           833          738
                                                                                      ---------     ---------    ---------

Cash Flows From Investing Activities:
  Construction expenditures                                                               (682)         (787)      (1,102)
  Acquisitions, net of cash acquired                                                      (479)            -            -
  Nuclear fuel expenditures                                                                (23)          (28)         (24)
  Other                                                                                      3            12           22
                                                                                      ---------     ---------    ---------
Net cash used in investing activities                                                   (1,181)         (803)      (1,104)
                                                                                      ---------     ---------    ---------

Cash Flows From Financing Activities:
  Dividends on common stock                                                               (410)         (376)        (350)
  Capital issuance costs                                                                   (14)          (35)           -
  Redemptions, repurchases, and maturities:
    Nuclear fuel lease                                                                     (46)            -          (64)
    Short-term debt                                                                       (110)         (370)           -
    Long-term debt                                                                        (815)         (247)         (63)
    Preferred stock                                                                        (31)          (42)           -
  Issuances:
    Common stock                                                                           361           658           33
    Nuclear fuel lease                                                                       -            50           13
    Short-term debt                                                                          -             -          438
    Long-term debt                                                                         698           893          300
                                                                                      ---------     ---------    ---------
Net cash provided by (used in) financing activities                                       (367)          531          307
                                                                                      ---------     ---------    ---------

Net change in cash and cash equivalents                                                   (517)          561          (59)
Cash and cash equivalents at beginning of year                                             628            67          126
                                                                                      ---------     ---------    ---------
Cash and cash equivalents at end of year                                              $    111      $    628     $     67
                                                                                      =========     =========    =========

Cash Paid During the Periods:
  Interest                                                                            $    286      $    221     $    187
  Income taxes, net                                                                        266           140          266


The accompanying notes are an integral part of these consolidated financial statements.



                               AMEREN CORPORATION
              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                  (In millions)


                                                                                                      December 31,
                                                                                      -------------------------------------------
                                                                                          2003            2002            2001
                                                                                      -----------     -----------     -----------
Common stock:
 Beginning balance                                                                    $        2      $        1      $        1
 Shares issued                                                                                 -               1               -
                                                                                      -----------     -----------     -----------
                                                                                               2               2               1
                                                                                      -----------     -----------     -----------

Other paid-in capital:
 Beginning balance                                                                         2,203           1,614           1,581
 Shares issued (less issuance costs of $8, $20 and $-, respectively)                         353             637              33
 Contracted stock purchase payment obligations                                                 -             (46)              -
 Employee stock awards                                                                        (4)             (2)              -
                                                                                      -----------     -----------     -----------
                                                                                           2,552           2,203           1,614
                                                                                      -----------     -----------     -----------

Retained earnings:
 Beginning balance                                                                         1,739           1,733           1,614
 Net income                                                                                  524             382             469
 Dividends                                                                                  (410)           (376)           (350)
                                                                                      -----------     -----------     -----------
                                                                                           1,853           1,739           1,733
                                                                                      -----------     -----------     -----------

Accumulated other comprehensive income:
 Beginning balance - derivative financial instruments                                          9               5               -
 Change in derivative financial instruments                                                    3               4               5
                                                                                      -----------     -----------     -----------
                                                                                              12               9               5
                                                                                      -----------     -----------     -----------
 Beginning balance - minimum pension liability                                              (102)              -               -
 Change in minimum pension liability                                                          46            (102)              -
                                                                                      -----------     -----------     -----------
                                                                                             (56)           (102)              -
                                                                                      -----------     -----------     -----------

                                                                                             (44)            (93)              5
                                                                                      -----------     -----------     -----------

Other:
 Beginning balance                                                                            (9)             (4)              -
 Restricted stock compensation awards                                                         (5)             (7)             (5)
 Compensation amortized and mark-to-market adjustments                                         5               2               1
                                                                                      -----------     -----------     -----------
                                                                                              (9)             (9)             (4)
                                                                                      -----------     -----------     -----------

Total stockholders' equity                                                            $    4,354      $    3,842      $    3,349
                                                                                      ===========     ===========     ===========


Comprehensive income, net of taxes:
 Net income                                                                           $      524      $      382      $      469
 Unrealized net gain on derivative hedging instruments,
   net of income taxes of $2, $3 and $3, respectively                                          5               6               5
 Reclassification adjustments for gains (losses) included in net income,
   net of income taxes (benefit) of $(1), $(1) and $7, respectively                           (2)             (2)             11
 Cumulative effect of accounting change, net of income taxes (benefit) of
   $-, $- and $(7), respectively                                                               -               -             (11)
 Minimum pension liability adjustment, net of income taxes (benefit) of
   $27, $(62) and $-, respectively                                                            46            (102)              -
                                                                                      -----------     -----------     -----------
Total comprehensive income, net of taxes                                              $      573      $      284      $      474
                                                                                      ===========     ===========     ===========

----------------------------------------------------------------------------------------------------------------------------------
Common stock shares at beginning of period                                                 154.1           138.0           137.2
 Shares issued                                                                               8.8            16.1             0.8
                                                                                      -----------     -----------     -----------
Common stock shares at end of period                                                       162.9           154.1           138.0
                                                                                      ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.




                             UNION ELECTRIC COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (In millions)


                                                                          Year Ended December 31,
                                                                  --------------------------------------
                                                                      2003          2002         2001
                                                                  -----------   ----------    ----------
Operating Revenues:
 Electric (Note 14)                                               $    2,492    $   2,521     $   2,640
 Gas                                                                     145          129           146
                                                                  -----------   ----------    ----------
      Total operating revenues                                         2,637        2,650         2,786
                                                                  -----------   ----------    ----------

Operating Expenses:
 Fuel and purchased power (Note 14)                                      548          550           739
 Gas purchased for resale                                                 91           73            84
 Other operations and maintenance (Note 14)                              765          819           788
 Coal contract settlement (Note 7)                                       (51)           -             -
 Voluntary retirement and other restructuring charges (Note 7)             -           65             -
 Depreciation and amortization                                           284          281           280
 Taxes other than income taxes                                           213          218           214
                                                                  -----------   ----------    ----------
      Total operating expenses                                         1,850        2,006         2,105
                                                                  -----------   ---------     ----------

Operating Income                                                         787          644           681

Other Income and (Deductions):
    Miscellaneous income (Note 8)                                         23           31            44
    Miscellaneous expense (Note 8)                                        (7)         (35)           (8)
                                                                  -----------   ----------    ----------
      Total other income and (deductions)                                 16           (4)           36
                                                                  -----------   ----------    ----------

Interest Charges                                                         105          103           108
                                                                  -----------   ----------    ----------

Income Before Income Taxes and Cumulative Effect of Change
  in Accounting Principle                                                698          537           609

Income Taxes                                                             251          193           230
                                                                  -----------   ----------    ----------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                              447          344           379

Cumulative Effect of Change in Accounting Principle,
  Net of Income Taxes (Benefit) of $-, $- and $(3)                         -            -            (5)
                                                                  -----------   ----------    -----------

Net Income                                                               447          344           374

Preferred Stock Dividends                                                  6            8             9
                                                                  -----------   ----------    ----------

Net Income Available to Common Stockholder                        $      441    $     336     $     365
                                                                  ===========   ==========    ==========


The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.



                             UNION ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEET
                     (In millions, except per share amounts)

                                                                                December 31,   December 31,
                                                                                   2003           2002
                                                                                ------------   ------------
                                   ASSETS
Current Assets:
 Cash and cash equivalents                                                      $        15    $         9
 Accounts receivable - trade (less allowance for doubtful
   accounts of $6 and $6, respectively)                                                 172            171
 Unbilled revenue                                                                       111            101
 Miscellaneous accounts and notes receivable (Note 14)                                  117             49
 Materials and supplies, at average cost                                                175            162
 Other current assets                                                                    26             26
                                                                                ------------   ------------
     Total current assets                                                               616            518
                                                                                ------------   ------------
Property and Plant, Net (Note 4)                                                      6,758          6,519
Investments and Other Non-Current Assets:
 Nuclear decommissioning trust fund                                                     212            172
 Other assets                                                                           246            235
                                                                                ------------   ------------
     Total investments and other non-current assets                                     458            407
                                                                                ------------   ------------
Regulatory Assets                                                                       685            659
                                                                                ------------   ------------
           TOTAL ASSETS                                                         $     8,517    $     8,103
                                                                                ============   ============


                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Current maturities of long-term debt (Note 6)                                  $       344    $       130
 Short-term debt (Note 5)                                                               150            250
 Borrowings from money pool (Note 14)                                                     -             15
 Accounts and wages payable (Note 14)                                                   314            348
 Taxes accrued                                                                           66            118
 Other current liabilities                                                              102             96
                                                                                ------------   ------------
     Total current liabilities                                                          976            957
                                                                                ------------   ------------
Long-term Debt, Net (Note 6)                                                          1,758          1,687
Deferred Credits and Other Non-Current Liabilities:
 Accumulated deferred income taxes, net                                               1,289          1,344
 Accumulated deferred investment tax credits                                            114            121
 Regulatory liabilities                                                                 652            649
 Asset retirement obligations                                                           408            174
 Accrued pension and other postretirement benefits                                      317            343
 Other deferred credits and liabilities                                                  80             83
                                                                                ------------   ------------
     Total deferred credits and other non-current liabilities                         2,860          2,714
                                                                                ------------   ------------
Commitments and Contingencies (Notes 1, 3, 15 and 16)
Stockholder's Equity:
 Common stock, $5 par value, 150.0 shares authorized - 102.1 shares outstanding         511            511
 Preferred stock not subject to mandatory redemption (Note 10)                          113            113
 Other paid-in capital, principally premium on common stock                             702            702
 Retained earnings                                                                    1,630          1,477
 Accumulated other comprehensive income (loss)                                          (33)           (58)
                                                                                ------------   ------------
     Total stockholder's equity                                                       2,923          2,745
                                                                                ------------   ------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $     8,517    $     8,103
                                                                                ============   ============

The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.

                                       91


                             UNION ELECTRIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)



                                                                                Year Ended December 31,
                                                                        ---------------------------------------
                                                                          2003            2002            2001
                                                                        --------        --------       --------
Cash Flows From Operating Activities:
  Net income                                                            $   447         $   344        $   374
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Cumulative effect of change in accounting principle                      -               -              5
     Depreciation and amortization                                          284             281            280
     Amortization of nuclear fuel                                            33              30             29
     Amortization of debt issuance costs and premium/discounts                4               4              3
     Deferred income taxes, net                                               4              29             15
     Deferred investment tax credits, net                                    33              (8)            (4)
     Coal contract settlement                                               (36)              -              -
     Voluntary retirement and other restructuring charges                    (2)             65              -
     Other                                                                   (5)              3              2
     Changes in assets and liabilities:
        Receivables, net                                                     (4)            (14)            (1)
        Materials and supplies                                              (13)             (6)           (22)
        Accounts and wages payable                                          (15)            (16)            11
        Taxes accrued                                                       (52)             68             18
        Assets, other                                                       (41)            (30)           (43)
        Liabilities, other                                                    2             (54)           (77)
                                                                        --------        --------       --------
Net cash provided by operating activities                                   639             696            590
                                                                        --------        --------       --------

Cash Flows From Investing Activities:
  Construction expenditures                                                (480)           (520)          (587)
  Nuclear fuel expenditures                                                 (23)            (28)           (24)
  Advances to money pool                                                      -              84            171
  Other                                                                       -              10             21
                                                                        --------        --------       --------
Net cash used in investing activities                                      (503)           (454)          (419)
                                                                        --------        --------       --------
Cash Flows From Financing Activities:
  Dividends on common stock                                                (288)           (299)          (283)
  Dividends on preferred stock                                               (6)             (8)            (9)
  Capital issuance costs                                                     (6)             (1)             -
  Redemptions, repurchases, and maturities:
    Nuclear fuel lease                                                      (46)              -            (64)
    Short-term debt                                                        (100)              -              -
    Long-term debt                                                         (367)           (200)           (19)
    Preferred stock                                                           -             (42)             -
    Borrowings from money pool                                              (15)              -              -
  Issuances:
    Nuclear fuel lease                                                        -              50             13
    Short-term debt                                                           -              64            186
    Long-term debt                                                          698             173              -
    Borrowings from money pool                                                -              15              -
                                                                        --------        --------       --------
Net cash used in financing activities                                      (130)           (248)          (176)
                                                                        --------        --------       --------

Net change in cash and cash equivalents                                       6              (6)            (5)
Cash and cash equivalents at beginning of year                                9              15             20
                                                                        --------        --------       --------
Cash and cash equivalents at end of year                                $    15         $     9        $    15
                                                                        ========        ========       ========

Cash Paid During the Periods:
  Interest                                                              $   100         $    95        $   104
  Income taxes, net                                                         306             106            192


The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.



                             UNION ELECTRIC COMPANY
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                  (In millions)
                                                                                      December 31,
                                                                             ------------------------------
                                                                                2003      2002       2001
                                                                             --------   --------    --------

Common stock                                                                 $   511    $   511     $   511

Preferred stock not subject to mandatory redemption:
   Beginning balance                                                             113        155         155
   Redemptions                                                                     -        (42)          -
                                                                             --------   --------    --------
                                                                                 113        113         155
                                                                             --------   --------    --------

Other paid-in capital                                                            702        702         702

Retained earnings:
   Beginning balance                                                           1,477      1,440       1,358
   Net income                                                                    447        344         374
   Common stock dividends                                                       (288)      (299)       (283)
   Preferred stock dividends                                                      (6)        (8)         (9)
                                                                             --------   --------    --------
                                                                               1,630      1,477       1,440
                                                                             --------   --------    --------

Accumulated other comprehensive income:
   Beginning balance - derivative financial instruments                            4          1           -
   Change in derivative financial instruments                                     (3)         3           1
                                                                             --------   --------    --------
                                                                                   1          4           1
                                                                             --------   --------    --------
   Beginning balance - minimum pension liability                                 (62)         -           -
   Change in minimum pension liability                                            28        (62)          -
                                                                             --------   --------    --------
                                                                                 (34)       (62)          -
                                                                             --------   --------    --------

                                                                                 (33)       (58)          1
                                                                             --------   -------     --------

Total stockholder's equity                                                   $ 2,923    $ 2,745     $ 2,809
                                                                             --------   --------    --------

Comprehensive income, net of taxes:
   Net income                                                                $   447    $   344     $   374
   Unrealized net gain (loss) on derivative hedging instruments,
     net of income taxes (benefit) of $(1), $3 and $1, respectively               (3)         4           1
   Reclassification adjustments for gains (losses) included in net income,
     net of income taxes (benefit) of $-, $(1) and $5, respectively                -         (1)          8
   Cumulative effect of accounting change, net of income taxes (benefit)
     of $-, $- and $(5), respectively                                              -          -          (8)
   Minimum pension liability adjustment, net of income taxes (benefit)
     of $16, $(37) and $-, respectively                                           28        (62)          -
                                                                             --------    --------   --------
Total comprehensive income, net of taxes                                     $   472    $   285     $   375
                                                                             ========   =========   =========



The accompanying notes as they relate to UE are an integral part of these consolidated financial statements



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                  (In millions)


                                                                                Year Ended December 31,
                                                                       ----------------------------------------
                                                                          2003           2002          2001
                                                                       ----------     ----------     ----------
Operating Revenues:
 Electric (Note 14)                                                    $     557      $     661      $     670
 Gas                                                                         185            163            170
                                                                       ----------     ----------     ----------
   Total operating revenues                                                  742            824            840
                                                                       ----------     ----------     ----------

Operating Expenses:
 Purchased power (Note 14)                                                   341            418            433
 Gas purchased for resale                                                    121            100            111
 Other operations and maintenance (Note 14)                                  156            161            154
 Voluntary retirement and other restructuring charges (Note 7)                 -             14              -
 Depreciation and amortization                                                52             51             49
 Taxes other than income taxes                                                27             28             24
                                                                       ----------     ----------     ----------
   Total operating expenses                                                  697            772            771
                                                                       ----------     ----------     ----------

Operating Income                                                              45             52             69

Other Income and (Deductions):
  Miscellaneous income (Notes 8 and 14)                                       27             34             44
  Miscellaneous expense (Note 8)                                              (3)            (2)            (1)
                                                                       ----------     ----------     ----------
   Total other income and (deductions)                                        24             32             43
                                                                       ----------     ----------     ----------

Interest Charges                                                              34             41             39
                                                                       ----------     ----------     ----------

Income Before Income Taxes                                                    35             43             73

Income Taxes                                                                   6             17             27
                                                                       ----------     ----------     ----------

Net Income                                                                    29             26             46

Preferred Stock Dividends                                                      3              3              4
                                                                       ----------     ----------     ----------

Net Income Available to Common Stockholder                             $      26      $      23      $      42
                                                                       ==========     ==========     ==========

The accompanying notes as they relate to CIPS are an integral part of these financial statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                  (In millions)

                                                                                December 31,    December 31,
                                                                                   2003            2002
                                                                                ------------    ------------
                                  ASSETS
Current Assets:
  Cash and cash equivalents                                                      $       16     $        17
  Accounts receivable - trade (less allowance for doubtful
    accounts of $1 and $1, respectively)                                                 48              53
  Unbilled revenue                                                                       64              74
  Advances to money pool (Note 14)                                                        -              16
  Miscellaneous accounts and notes receivable (Note 14)                                  22              22
  Current portion of intercompany note receivable - Genco (Note 14)                      49              46
  Current portion of intercompany tax receivable - Genco (Note 14)                       12              13
  Materials and supplies, at average cost                                                51              41
  Other current assets                                                                    6               7
                                                                                 -----------    ------------
    Total current assets                                                                268             289
                                                                                 -----------    ------------
Property and Plant, Net (Note 4)                                                        955             949
Investments and Other Non-Current Assets:
  Intercompany note receivable - Genco (Note 14)                                        324             373
  Intercompany tax receivable - Genco (Note 14)                                         150             162
  Other assets                                                                           17              17
                                                                                 -----------    ------------
    Total investments and other non-current assets                                      491             552
                                                                                 -----------    ------------
 Regulatory Assets                                                                       28              31
                                                                                 -----------    ------------
          TOTAL ASSETS                                                           $    1,742     $     1,821
                                                                                 ===========    ============


                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt (Note 6)                                  $        -     $        45
  Accounts and wages payable (Note 14)                                                   71              87
  Borrowings from money pool (Note 14)                                                  121               -
  Taxes accrued                                                                          19              32
  Other current liabilities                                                              27              26
                                                                                 -----------    ------------
    Total current liabilities                                                           238             190
                                                                                 -----------    ------------
Long-term Debt, Net (Note 6)                                                            485             534
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net (Note 14)                                      269             282
  Accumulated deferred investment tax credits                                            11              13
  Regulatory liabilities                                                                145             139
  Other deferred credits and liabilities                                                 62              71
                                                                                 -----------    ------------
    Total deferred credits and other non-current liabilities                            487             505
                                                                                 -----------    ------------
Commitments and Contingencies (Notes 1, 3, and 15)
Stockholder's Equity:
  Common stock, no par value, 45.0 shares authorized - 25.5 shares outstanding          120             120
  Preferred stock not subject to mandatory redemption (Note 10)                          50              80
  Retained earnings                                                                     369             405
  Accumulated other comprehensive income (loss)                                          (7)            (13)
                                                                                 -----------    ------------
    Total stockholder's equity                                                          532             592
                                                                                 -----------    ------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $    1,742     $     1,821
                                                                                 ===========    ============


The accompanying notes as they relate to CIPS are an integral part of these financial statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                  (In millions)

                                                                       Year Ended December 31,
                                                                   -----------------------------
                                                                     2003      2002        2001
                                                                   ------     ------     ------
Cash Flows From Operating Activities:
  Net income                                                       $  29      $  26      $  46
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                    52         51         49
     Amortization of debt issuance costs and premium/discounts         1          1          1
     Deferred income taxes, net                                      (17)       (15)       (17)
     Deferred investment tax credits, net                             (2)         1         (1)
     Voluntary retirement and other restrucuturing charges             -         14          -
     Changes in assets and liabilities:
       Receivables, net                                               15          7         30
       Materials and supplies                                        (10)         1        (10)
       Accounts and wages payable                                    (16)       (33)         7
       Taxes accrued                                                 (13)        25          9
       Assets, other                                                  16         34         (6)
       Liabilities, other                                              1        (16)        12
                                                                   ------     ------     ------
Net cash provided by operating activities                             56         96        120
                                                                   ------     ------     ------

Cash Flows From Investing Activities:
  Construction expenditures                                          (50)       (57)       (50)
  Advances to money pool                                              16          7        (24)
  Intercompany notes receivable - Genco                               46         43         90
                                                                   ------     ------     ------
Net cash provided by (used in) investing activities                   12         (7)        16
                                                                   ------     ------     ------

Cash Flows From Financing Activities:
  Dividends on common stock                                          (62)       (62)       (33)
  Dividends on preferred stock                                        (3)        (3)        (4)
  Redemptions, repurchases, and maturities:
    Long-term debt                                                   (95)       (33)       (30)
    Preferred stock                                                  (30)         -          -
    Borrowings from money pool                                         -          -       (223)
  Issuances:
    Long-term debt                                                     -          -        150
    Borrowings from money pool                                       121          -          -
                                                                   ------     ------     ------
Net cash used in financing activities                                (69)       (98)      (140)
                                                                   ------     ------     ------

Net change in cash and cash equivalents                               (1)        (9)        (4)
Cash and cash equivalents at beginning of year                        17         26         30
                                                                   ------     ------     ------
Cash and cash equivalents at end of year                           $  16      $  17      $  26
                                                                   ======     ======     ======

Cash Paid During the Periods:
  Interest                                                         $  36      $  40      $  38
  Income taxes, net                                                   38         14         33


The accompanying notes as they relate to CIPS are an integral part of these financial statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                  (In millions)
                                                                                     December 31,
                                                                    -----------------------------------------------
                                                                       2003             2002                 2001
                                                                    ----------       ----------          ----------
Common stock                                                        $     120        $     120           $     120

Preferred stock not subject to mandatory redemption:
   Beginning balance                                                       80               80                  80
   Redemptions                                                            (30)               -                   -
                                                                    ----------       ----------          ----------
                                                                           50               80                  80
                                                                    ----------       ----------          ----------

Retained earnings:
   Beginning balance                                                      405              444                 435
   Net income                                                              29               26                  46
   Common stock dividends                                                 (62)             (62)                (33)
   Preferred stock dividends                                               (3)              (3)                 (4)
                                                                    ----------       ----------          -----------
                                                                          369              405                 444
                                                                    ----------       ----------          -----------

   Beginning balance - minimum pension liability                          (13)               -                   -
   Change in minimum pension liability                                      6              (13)                  -
                                                                    ----------       ----------          -----------
                                                                           (7)             (13)                  -
                                                                    ----------       ----------          -----------

Total stockholder's equity                                          $     532        $     592          $      644
                                                                    ==========       ==========          ===========
Comprehensive income, net of taxes:
   Net income                                                       $      29        $      26          $       46
   Minimum pension liability adjustment, net of income taxes
      (benefit) of $4, $(9) and $-, respectively                            6              (13)                  -
                                                                    ----------       ----------         -----------
Total comprehensive income, net of taxes                            $      35        $      13          $       46
                                                                    ==========       ==========         ===========


The accompanying notes as they relate to CIPS are an integral part of these financial statements.

                                       97

                        AMEREN ENERGY GENERATING COMPANY
                               STATEMENT OF INCOME
                                  (In millions)



                                                                            Year Ended December 31,
                                                                 ----------------------------------------------
                                                                     2003             2002             2001
                                                                 -------------   -------------    -------------
Operating Revenues:
   Electric (Note 14)                                            $        788    $        743     $        730
                                                                 -------------   -------------    -------------
      Total operating revenues                                            788             743              730
                                                                 -------------   -------------    -------------

Operating Expenses:
   Fuel and purchased power (Note 14)                                     345             339              306
   Other operations and maintenance (Note 14)                             153             174              157
   Voluntary retirement and other restructuring charges (Note 7)            -              10                -
   Depreciation and amortization                                           75              69               53
   Taxes other than income taxes                                           21              12               19
                                                                 -------------   -------------    -------------
      Total operating expenses                                            594             604              535
                                                                 -------------   -------------    -------------

Operating Income                                                          194             139              195

Other Income and (Deductions):
   Miscellaneous income (Note 8)                                            3               -                5
   Miscellaneous expense (Note 8)                                          (1)             (1)               -
                                                                 -------------   -------------    -------------
      Total other income and (deductions)                                   2              (1)               5
                                                                 -------------   -------------    -------------

Interest Charges                                                          101              86               75
                                                                 -------------   -------------    -------------

Income Before Income Taxes and Cumulative Effect of Change
 in Accounting Principle                                                   95              52              125

Income Taxes                                                               38              20               47
                                                                 -------------   -------------    -------------

Income Before Cumulative Effect of Change in Accounting
 Principle                                                                 57              32               78

Cumulative Effect of Change in Accounting Principle,
      Net of Income Taxes (Benefit) of $12, $- and $(1)                    18               -               (2)
                                                                 -------------   -------------    -------------

Net Income                                                        $        75    $         32     $         76
                                                                 =============   =============    =============


The accompanying notes as they relate to Genco are an integral part of these financial statements.




                        AMEREN ENERGY GENERATING COMPANY
                                  BALANCE SHEET
                          (In millions, except shares)

                                                                                     December 31,     December 31,
                                                                                        2003             2002
                                                                                     ------------     -----------
                                  ASSETS
Current Assets:
  Cash and cash equivalents                                                          $         2       $        3
  Accounts receivable                                                                         88               78
  Miscellaneous accounts and notes receivable (Note 14)                                        -               71
  Materials and supplies, at average cost                                                     90               77
  Other current assets                                                                         4                2
                                                                                     ------------      -----------
    Total current assets                                                                     184              231
Property and Plant, Net (Note 4)                                                           1,774            1,763
Other Non-Current Assets                                                                      19               16
                                                                                     ------------      -----------
          TOTAL ASSETS                                                               $     1,977       $    2,010
                                                                                     ============      ===========


                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts and wages payable                                                         $        75       $       87
  Borrowings from money pool (Note 14)                                                       124              191
  Current portion of intercompany notes payable - CIPS and Ameren (Note 14)                   53               51
  Current portion of intercompany tax payable - CIPS (Note 14)                                12               13
  Other current liabilities                                                                   53               17
                                                                                     ------------      -----------
    Total current liabilities                                                                317              359
                                                                                     ------------      -----------
Long-term Debt, Net (Note 6)                                                                 698              698
Intercompany Notes Payable - CIPS and Ameren (Note 14)                                       358              411
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                                      99               66
  Accumulated deferred investment tax credits                                                 13               15
  Intercompany tax payable - CIPS (Note 14)                                                  150              162
  Accrued pension and other postretirement benefits                                           19               18
  Other deferred credits and liabilities                                                       2                1
                                                                                     ------------      -----------
    Total deferred credits and other non-current liabilities                                 283              262
                                                                                     ------------      -----------
Commitments and Contingencies (Notes 1, 3 and 15)
Stockholder's Equity:
  Common stock, no par value, 10,000 shares authorized - 2,000 shares outstanding              -                -
  Other paid-in capital                                                                      150              150
  Retained earnings                                                                          170              131
  Accumulated other comprehensive income (loss)                                                1               (1)
                                                                                     ------------      -----------
    Total stockholder's equity                                                               321              280
                                                                                     ------------      -----------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $     1,977       $    2,010
                                                                                     ============      ===========


The accompanying notes as they relate to Genco are an integral part of these financial statements.



                        AMEREN ENERGY GENERATING COMPANY
                             STATEMENT OF CASH FLOWS
                                  (In millions)



                                                                                      Year Ended December 31,
                                                                             -------------------------------------------
                                                                                2003             2002            2001
                                                                             -------------   -------------   -----------
Cash Flows From Operating Activities:
   Net income                                                                $       75       $      32        $     76
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Cumulative effect of change in accounting principle                           (18)              -               2
      Amortization of debt issuance costs and discounts                               1               1               -
      Depreciation and amortization                                                  75              69              53
      Deferred income taxes, net                                                     30              63              29
      Deferred investment tax credits, net                                           (2)             (2)             (1)
      Voluntary retirement and other restructuring charges                           (2)             10               -
      Other                                                                           -               -               1
      Changes in assets and liabilities:
        Accounts receivable                                                         (10)             49             (35)
        Materials and supplies                                                      (13)            (17)            (16)
        Taxes accrued, net                                                           89             (39)            (14)
        Accounts and wages payable                                                   (9)            (35)             50
        Assets, other                                                                (2)             (6)             (8)
        Liabilities, other                                                           (3)            (15)             (7)
                                                                             -----------      ----------       ---------
Net cash provided by operating activities                                           211             110             130
                                                                             -----------      ----------       ---------

Cash Flows From Investing Activities:
   Construction expenditures                                                        (58)           (442)           (347)
   Advances to money pool                                                             -               -             100
                                                                             -----------      ----------       ---------
Net cash used in investing activities                                               (58)           (442)           (247)
                                                                             -----------      ----------       ---------

Cash Flows From Financing Activities:
   Paid in capital                                                                    -               -             150
   Dividends on common stock                                                        (36)            (21)              -
   Debt issuance costs                                                                -              (4)              -
   Redemptions, repurchases, and maturities:
      Borrowings from money pool                                                    (67)              -               -
      Intercompany notes payable - CIPS and Ameren                                  (51)            (46)            (94)
   Issuances:
      Borrowings from money pool                                                      -             129              62
      Long-term debt                                                                  -             275               -
                                                                             -----------      ----------       --------
Net cash provided by (used in) financing activities                                (154)            333             118
                                                                             -----------      ----------       ---------

Net change in cash and cash equivalents                                              (1)              1               1
Cash and cash equivalents at beginning of year                                        3               2               1
                                                                             -----------      ----------       ---------
Cash and cash equivalents at end of year                                     $        2       $       3        $      2
                                                                             ===========      ==========       =========
Cash Paid During the Periods:
   Interest                                                                  $       99       $      83        $     73
   Income taxes (refunded) paid                                                     (76)              1              36


The accompanying notes as they relate to Genco are an integral part of these financial statements.



                        AMEREN ENERGY GENERATING COMPANY
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                  (In millions)



                                                                                                 December 31,
                                                                            ----------------------------------------------------
                                                                                2003              2002                2001
                                                                            ------------       ------------        -------------
Common stock                                                                $         -         $         -         $         -

Other paid-in capital:
   Beginning balance                                                                150                 150                   -
   Equity contribution from Ameren                                                    -                   -                 150
                                                                            ------------        ------------        -----------
                                                                                    150                 150                 150
                                                                            ------------        ------------        -----------

Retained earnings:
   Beginning balance                                                                131                 120                  44
   Net income                                                                        75                  32                  76
   Dividends paid to Ameren                                                         (36)                (21)                  -
                                                                            ------------        ------------        ------------
                                                                                    170                 131                 120
                                                                            ------------        ------------        ------------

Accumulated other comprehensive income:
   Beginning balance                                                                  5                   4                   -
   Change in derivative financial instruments                                         -                   1                   4
                                                                            ------------        ------------        ------------
                                                                                      5                   5                   4
                                                                            ------------        ------------        ------------

   Beginning balance - minimum pension liability                                     (6)                  -                   -
   Change in minimum pension liability                                                2                  (6)                  -
                                                                            ------------        ------------        ------------
                                                                                     (4)                 (6)                  -
                                                                            ------------        ------------        ------------

                                                                                      1                  (1)                  4
                                                                            ------------        ------------        ------------

Total stockholder's equity                                                  $       321         $       280         $       274
                                                                            ============        ============        ============


Comprehensive income, net of taxes:
   Net income                                                               $        75         $        32         $        76
   Unrealized net gain on derivative hedging instruments,
        net of income taxes of $-, $- and $3, respectively                            -                   -                   4
   Reclassification adjustments for gains included in net income,
        net of income taxes of $-, $1 and $2, respectively                            -                   1                   3
   Cumulative effect of accounting change, net of income taxes
       (benefit) of $-, $- and $(2), respectively                                     -                   -                  (3)
   Minimum pension liability adjustment, net of income taxes
       (benefit) of $1, $(3) and $-, respectively                                     2                  (6)                  -
                                                                            ------------        ------------        ------------
Total comprehensive income, net of taxes                                    $        77         $        27         $        80
                                                                            ============        ============        ============

The accompanying notes as they relate to Genco are an integral part of these financial statements.



                                                                      CILCORP INC.
                                                          CONSOLIDATED STATEMENT OF INCOME
                                                                     (In millions)

                                                      ----Successor------    ---------------------Predecessor-------------------
                                                             Eleven
                                                           Months Ended                             Twelve Months Ended
                                                           December 31,        January                  December 31,
                                                        -----------------    ------------    -----------------------------------
                                                              2003              2003              2002               2001
                                                        -----------------    ------------    ---------------    ----------------
Operating Revenues:
   Electric (Note 14)                                     $         497        $      47       $       507        $        468
   Gas                                                              303               58               268                 314
   Other                                                              4                -                 3                   4
                                                        -----------------    ------------    ---------------    ----------------
      Total operating revenues                                      804              105               778                 786
                                                        -----------------    ------------    ---------------    ----------------

Operating Expenses:
   Fuel and purchased power (Note 14)                               261               24               235                 177
   Gas purchased for resale                                         230               44               184                 232
   Other operations and maintenance (Note 14)                       135               14               148                 135
   Depreciation and amortization                                     72                6                72                  86
   Taxes other than income taxes                                     34                4                41                  40
                                                        -----------------    ------------    ---------------    ----------------
      Total operating expenses                                      732               92               680                 670
                                                        -----------------    ------------    ---------------    ----------------

Operating Income                                                     72               13                98                 116

Other Income and (Deductions):
     Miscellaneous income (Note 8)                                    1                -                 3                   5
     Miscellaneous expense (Note 8)                                  (3)               -                (2)                 (3)
                                                        -----------------    ------------    ---------------    ----------------
      Total other income and (deductions)                            (2)               -                 1                   2
                                                        -----------------    ------------    ---------------    ----------------

Interest Charges and Preferred Dividends:
   Interest                                                          48                5                65                  70
   Preferred dividends of subsidiaries                                2                -                 2                   2
                                                        -----------------    ------------    ---------------    ----------------
Net interest charges and preferred dividends                         50                5                67                  72
                                                        -----------------    ------------    ---------------    ----------------

Income Before Income Taxes and Cumulative Effect of
   Change in Accounting Principle                                    20                8                32                  46

Income Taxes                                                          6                3                 7                  22
                                                        -----------------    ------------    ---------------    ----------------

Income Before Cumulative Effect of Change in
   Accounting Principle                                              14                5                25                  24

Cumulative Effect of Change in Accounting Principle,
      Net of Income Taxes of $-, $2, $- and $-                        -                4                 -                   -
                                                        -----------------    ------------    ---------------    ----------------

Net Income                                                $          14        $       9       $        25        $         24
                                                        =================    ============    ===============    ================



The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.



                                                  CILCORP INC.
                                           CONSOLIDATED BALANCE SHEET
                                                 (In millions)
                                                                                  Successor           Predecessor
                                                                                 December 31,         December 31,
                                                                                     2003                 2002
                                                                                 ------------        --------------

                                     ASSETS
Current Assets:
 Cash and cash equivalents                                                       $      11           $         32
 Accounts receivable - trade (less allowance for doubtful
   accounts of $6 and $2, respectively)                                                 59                     53
 Unbilled revenue                                                                       40                     37
 Miscellaneous accounts and notes receivable (Note 14)                                  20                      8
 Materials and supplies, at average cost                                               154                     61
 Other current assets                                                                    5                     24
                                                                                 ------------        --------------
    Total current assets                                                               289                    215
                                                                                 ------------        --------------
Property and Plant, Net (Note 4)                                                     1,127                    941
Investments and Other Non-Current Assets:
 Investments in leveraged leases                                                       130                    133
 Goodwill and other intangibles, net                                                   567                    581
 Other assets                                                                           11                     50
                                                                                 ------------        --------------
    Total investments and other non-current assets                                     708                    764
                                                                                 ------------        --------------
Regulatory Assets                                                                       16                      8
                                                                                 ------------        --------------
           TOTAL ASSETS                                                          $   2,140           $      1,928
                                                                                 ============        ==============


                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Current maturities of long-term debt (Note 6)                                   $     100           $         27
 Short-term debt (Note 5)                                                                -                     10
 Borrowings from money pool (Note 14)                                                  149                      -
 Intercompany note payable - Ameren (Note 14)                                           46                      -
 Accounts and wages payable (Note 14)                                                  108                     76
 Taxes accrued                                                                           -                      8
 Other current liabilities                                                              38                     40
                                                                                 ------------        --------------
    Total current liabilities                                                          441                    161
                                                                                 ------------        --------------
Long-term Debt, Net (Note 6)                                                           669                    791
Preferred Stock of Subsidiary Subject to Mandatory Redemption (Note 10)                 21                      -
Deferred Credits and Other Non-Current Liabilities:
 Accumulated deferred income taxes, net                                                181                    190
 Accumulated deferred investment tax credits                                            11                     13
 Regulatory liabilities                                                                 24                     46
 Accrued pension and other postretirement benefits                                     259                    168
 Other deferred credits and liabilities                                                 37                     23
                                                                                 ------------        --------------
    Total deferred credits and other non-current liabilities                           512                    440
                                                                                 ------------        --------------
Commitments and Contingencies (Notes 1, 3, and 15)
Preferred Stock of Subsidiary Subject to Mandatory Redemption (Note 10)                  -                     22
Preferred Stock of Subsidiary Not Subject to Mandatory Redemption (Note 10)             19                     19
Stockholder's Equity:
 Common Stock, no par value, 10,000 shares authorized - 1,000 shares outstanding         -                      -
 Other paid-in capital                                                                 490                    519
 Retained earnings                                                                     (13)                    35
 Accumulated other comprehensive income (loss)                                           1                    (59)
                                                                                 ------------        --------------
    Total stockholder's equity                                                         478                    495
                                                                                 ------------        --------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $   2,140           $      1,928
                                                                                 ============        ==============


The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.



                                                          CILCORP INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (In millions)

                                                               ----Successor---  -------------Predecessor-----------------
                                                                     Eleven
                                                                  Months Ended                     Twelve Months Ended
                                                                   December 31,    January             December 31,
                                                                 --------------  -----------   ---------------------------
                                                                      2003          2003           2002           2001
                                                                 --------------  -----------   -----------   -------------
Cash Flows From Operating Activities:
   Net income                                                      $       14      $       9     $      25     $        24
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Cumulative effect of change in accounting principle                   -             (4)            -               -
      Depreciation and amortization                                        72              6            72              86
      Amortization of debt issuance costs and premium/discounts             1              -             1               1
      Deferred income taxes, net                                            4             (5)            3              11
      Deferred investment tax credits, net                                 (2)             -            (2)             (1)
      Other                                                                (3)             -           (47)             38
      Changes in assets and liabilities:
            Receivables, net                                               (4)           (20)           (4)             75
            Materials and supplies                                        (15)            13             -              (3)
            Accounts and wages payable                                    (25)            20            (1)            (36)
            Taxes accrued                                                  (5)            11            (6)             (6)
            Assets, other                                                  17              6           (21)             26
            Liabilities, other                                            (15)            (5)           68             (77)
                                                                   --------------  -----------   -----------   ------------
Net cash provided by operating activities                                  39             31            88             138
                                                                   --------------  -----------   -----------   ------------

Cash Flows From Investing Activities:
   Construction expenditures                                              (71)           (16)         (124)            (51)
   Other                                                                   (9)             1             4               5
                                                                   --------------  -----------   -----------   ------------
Net cash used in investing activities                                     (80)           (15)         (120)            (46)
                                                                   --------------  -----------   -----------   ------------

Cash Flows From Financing Activities:
   Dividends on common stock                                              (27)             -             -             (15)
   Redemptions, repurchases, and maturities:
     Short-term debt                                                        -            (10)          (53)            (52)
     Long-term debt                                                      (153)             -            (1)            (19)
     Preferred stock                                                       (1)             -             -               -
   Issuances:
     Long-term debt                                                         -              -           100               -
     Borrowings from money pool                                           149              -             -               -
     Intercompany note payable - Ameren                                    46              -             -               -
                                                                   --------------  -----------   -----------   ------------
Net cash provided by (used in) financing activities                        14            (10)           46             (86)
                                                                   --------------  -----------   -----------   ------------

Net change in cash and cash equivalents                                   (27)             6            14               6
Cash and cash equivalents at beginning of year                             38             32            18              12
                                                                   --------------  -----------   -----------   ------------
Cash and cash equivalents at end of year                           $       11      $      38     $      32     $        18
                                                                   ==============  ===========   ===========   ============

Cash Paid During the Periods:
   Interest                                                        $       35      $       5     $      71     $        74
   Income taxes, net                                                       15              -            21               9


The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.



                                                       CILCORP INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                                       (In millions)


                                                            ----Successor-----         ----------------Predecessor------------------
                                                                  Eleven
                                                               Months Ended                                  Twelve Months Ended
                                                                December 31,               January                December 31,
                                                              ----------------         ---------------  ----------------------------
                                                                   2003                     2003             2002             2001
                                                              ----------------         ---------------  ------------    ------------
Common Stock                                                      $        -               $       -        $     -          $    -

Other paid-in capital:
   Beginning balance                                                     519                     519            519             469
   Purchase accounting adjustments                                       (29)                      -              -               -
   Equity contributions from parent                                        -                       -              -              50
                                                              ----------------         ---------------  ------------    ------------
                                                                         490                     519            519             519
                                                              ----------------         ---------------  ------------    ------------

Retained earnings:
   Beginning balance                                                      44                      35             10               1
   Purchase accounting adjustments                                       (44)                      -              -               -
   Net income                                                             14                       9             25              24
   Dividends                                                             (27)                      -              -             (15)
                                                              ----------------         ---------------  ------------    ------------
                                                                         (13)                     44             35              10
                                                              ----------------         ---------------  ------------    ------------

Accumulated other comprehensive income:
   Beginning balance - derivative financial instruments                    1                       1             (2)              -
   Purchase accounting adjustments                                        (1)                      -              -               -
   Change in derivative financial instruments                              1                       -              3              (2)
                                                              ----------------         ---------------  ------------    ------------
                                                                           1                       1              1              (2)
                                                              ----------------         ---------------  ------------    ------------
   Beginning balance - minimum pension liability                         (60)                    (60)           (10)              -
   Purchase accounting adjustments                                        60                       -              -               -
   Change in minimum pension liability                                     -                       -            (50)            (10)
                                                              ----------------         ---------------  ------------    ------------
                                                                           -                     (60)           (60)            (10)
                                                              ----------------         ---------------  ------------    ------------

                                                                           1                     (59)           (59)            (12)
                                                              ----------------         ---------------  ------------    ------------
Total stockholder's equity                                        $      478            $        504     $      495       $     517
                                                              ================         ===============  ============    ============



Comprehensive income, net of taxes:
   Net income                                                     $       14            $          9     $       25       $      24
   Unrealized net gain (loss) on derivative hedging
        instruments, net of income taxes (benefit) of
        $1, $-, $2 and $(1), respectively                                  1                       -              3              (2)
   Minimum pension liability adjustment, net of income taxes
        (benefit) of $-, $-, $(34) and $(6), respectively                  -                       -            (50)            (10)
                                                              ----------------         ---------------  ------------    ------------
Total comprehensive income, net of taxes                          $       15            $          9     $      (22)      $      12
                                                              ================         ===============  ============    ============




The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.



                                         CENTRAL ILLINOIS LIGHT COMPANY
                                        CONSOLIDATED STATEMENT OF INCOME
                                                  (In millions)


                                                                              Year Ended December 31,
                                                                  ----------------------------------------------
                                                                       2003            2002             2001
                                                                  -------------   -------------    -------------
Operating Revenues:
   Electric (Note 14)                                              $      544      $      507       $      468
   Gas                                                                    278             212              272
                                                                  -------------   -------------    -------------
      Total operating revenues                                            822             719              740
                                                                  -------------   -------------    -------------

Operating Expenses:
   Fuel and purchased power (Note 14)                                     286             235              260
   Gas purchased for resale                                               189             129              190
   Other operations and maintenance (Note 14)                             165             146              134
   Acquisition integration costs                                           21               -                -
   Depreciation and amortization                                           70              71               69
   Taxes other than income taxes                                           38              41               40
                                                                  -------------   -------------    -------------
      Total operating expenses                                            769             622              693
                                                                  -------------   -------------    -------------

Operating Income                                                           53              97               47

Other Income and (Deductions):
     Miscellaneous income (Note 8)                                          -               2                1
     Miscellaneous expense (Note 8)                                        (4)             (2)              (2)
                                                                  -------------   -------------    -------------
      Total other income and (deductions)                                  (4)              -               (1)
                                                                  -------------   -------------    -------------

Interest Charges                                                           16              21               24
                                                                  -------------   -------------    -------------

Income Before Income Taxes and Cumulative Effect of Change
     in Accounting Principle                                               33              76               22

Income Taxes                                                               12              26                8
                                                                  -------------   -------------    -------------

Income Before Cumulative Effect of Change in Accounting
     Principle                                                             21              50               14

Cumulative Effect of Change in Accounting Principle,
      Net of Income Taxes of $16, $- and $-                                24               -                -
                                                                  -------------   -------------    -------------

Net Income                                                                 45              50               14

Preferred Stock Dividends                                                   2               2                2
                                                                  -------------   -------------    -------------

Net Income Available to Common Stockholder                         $       43      $       48       $       12
                                                                  =============   =============    =============


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.



                                                  CENTRAL ILLINOIS LIGHT COMPANY
                                                    CONSOLIDATED BALANCE SHEET
                                                          (In millions)

                                                                                   December 31,       December 31,
                                                                                       2003               2002
                                                                                   -------------      --------------
                                      ASSETS
Current Assets:
 Cash and cash equivalents                                                           $        8         $        22
 Accounts receivable - trade (less allowance for doubtful
   accounts of $6 and $2, respectively)                                                      57                  47
 Unbilled revenue                                                                            35                  32
 Miscellaneous accounts and notes receivable (Note 14)                                       14                   7
 Materials and supplies, at average cost                                                     69                  61
 Other current assets                                                                         5                  24
                                                                                   -------------      --------------
    Total current assets                                                                    188                 193
                                                                                   -------------      --------------
Property and Plant, Net (Note 4)                                                          1,101               1,031
Other Non-Current Assets                                                                     19                  18
Regulatory Assets                                                                            16                   8
                                                                                   -------------      --------------
           TOTAL ASSETS                                                              $    1,324         $     1,250
                                                                                   =============      ==============


                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Current maturities of long-term debt (Note 6)                                       $      100         $        27
 Short-term debt (Note 5)                                                                     -                  10
 Borrowings from money pool (Note 14)                                                       149                   -
 Accounts and wages payable (Note 14)                                                       101                  68
 Taxes accrued                                                                               13                  18
 Other current liabilities                                                                   30                  31
                                                                                   -------------      --------------
    Total current liabilities                                                               393                 154
                                                                                   -------------      --------------
Long-term Debt, Net (Note 6)                                                                138                 316
Preferred Stock Subject to Mandatory Redemption (Note 10)                                    21                   -
Deferred Credits and Other Non-Current Liabilities:
 Accumulated deferred income taxes, net                                                     101                  95
 Accumulated deferred investment tax credits                                                 11                  13
 Regulatory liabilities                                                                     167                 160
 Accrued pension and other postretirement benefits                                          128                 126
 Other deferred credits and liabilities                                                      23                  22
                                                                                   -------------      --------------
    Total deferred credits and other non-current liabilities                                430                 416
                                                                                   -------------      --------------
Commitments and Contingencies (Notes 1, 3, and 15)
Preferred Stock Subject to Mandatory Redemption (Note 10)                                     -                  22
Stockholder's Equity:
 Common stock, no par value, 20.0 shares authorized - 13.6 shares outstanding               186                 186
 Preferred stock not subject to mandatory redemption (Note 10)                               19                  19
 Other paid-in capital                                                                       52                  52
 Retained earnings                                                                           95                 114
 Accumulated other comprehensive income (loss)                                              (10)                (29)
                                                                                   -------------      --------------
    Total stockholder's equity                                                              342                 342
                                                                                   -------------      --------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $    1,324         $     1,250
                                                                                   =============      ==============


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.



                                                CENTRAL ILLINOIS LIGHT COMPANY
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (In millions)

                                                                                          Year Ended December 31,
                                                                                -----------------------------------------
                                                                                    2003           2002           2001
                                                                                ------------   ------------   -----------

Cash Flows From Operating Activities:
  Net income                                                                    $       45    $       50     $      14
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Cumulative effect of change in accounting principle                               (24)            -             -
     Depreciation and amortization                                                      70            71            69
     Amortization of debt issuance costs and premium/discounts                           1             1             -
     Deferred income taxes, net                                                        (22)            6           (21)
     Deferred investment tax credits, net                                               (2)           (2)           (1)
     Acquisition integration costs                                                      16             -             -
     Other                                                                               2           (26)           23
     Changes in assets and liabilities:
        Receivables, net                                                               (20)           (5)           43
        Materials and supplies                                                          (8)           (1)           (2)
        Accounts and wages payable                                                      24           (14)          (14)
        Taxes accrued                                                                   (5)          (10)            2
        Assets, other                                                                    1             2             7
        Liabilities, other                                                              25            37             6
                                                                                ------------- ------------- -------------
Net cash provided by operating activities                                              103           109           126
                                                                                ------------- ------------- -------------

Cash Flows From Investing Activities:
  Construction expenditures                                                            (87)         (124)          (51)
  Other                                                                                  1             1             -
                                                                                ------------- ------------- -------------
Net cash used in investing activities                                                  (86)         (123)          (51)
                                                                                ------------- ------------- -------------

Cash Flows From Financing Activities:
  Dividends on common stock                                                            (62)          (40)          (45)
  Dividends on preferred stock                                                          (2)           (2)           (2)
  Redemptions, repurchases, and maturities:
    Short-term debt                                                                    (10)          (33)          (24)
    Long-term debt                                                                    (105)           (1)           (1)
    Preferred stock                                                                     (1)            -             -
  Issuances:
    Long-term debt                                                                       -           100             -
    Borrowings from money pool                                                         149             -             -
                                                                                ------------- ------------- -------------
Net cash provided by (used in) financing activities                                    (31)           24           (72)
                                                                                ------------- ------------- -------------

Net change in cash and cash equivalents                                                (14)           10             3
Cash and cash equivalents at beginning of year                                          22            12             9
                                                                                ------------- ------------- -------------
Cash and cash equivalents at end of year                                        $        8    $       22     $      12
                                                                                ============= ============= =============

Cash Paid During the Periods:
    Interest                                                                    $       19    $       28     $      27
    Income taxes, net                                                                   22            36            27


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.




                                      CENTRAL ILLINOIS LIGHT COMPANY
                              CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                              (In millions)


                                                                                             December 31,
                                                                                --------------------------------------------
                                                                                   2003             2002            2001
                                                                                ------------    ------------    ------------
Common stock                                                                    $      186      $      186      $      186

Preferred stock not subject to mandatory redemption                                     19              19              19

Other paid-in capital:
   Beginning balance                                                                    52              52              27
   Equity contributions from parent                                                      -               -              25
                                                                                ------------    ------------    ------------
                                                                                        52              52              52
                                                                                ------------    ------------    ------------

Retained earnings:
   Beginning balance                                                                   114             106             139
   Net income                                                                           45              50              14
   Common stock dividends                                                              (62)            (40)            (45)
   Preferred stock dividends                                                            (2)             (2)             (2)
                                                                                ------------    ------------    ------------
                                                                                        95             114             106
                                                                                ------------    ------------    ------------

Accumulated other comprehensive income:
   Beginning balance - derivative financial instruments                                  1              (2)              -
   Change in derivative financial instruments                                            2               3              (2)
                                                                                ------------    ------------    ------------
                                                                                         3               1              (2)
                                                                                ------------    ------------    ------------
   Beginning balance - minimum pension liability                                       (30)             (1)             (1)
   Change in minimum pension liability                                                  17             (29)              -
                                                                                ------------    ------------    ------------
                                                                                       (13)            (30)             (1)
                                                                                ------------    ------------    ------------

                                                                                       (10)            (29)             (3)
                                                                                ------------    ------------    ------------

Total stockholder's equity                                                       $     342       $     342       $     360
                                                                                ============    ============    ============


Comprehensive income, net of taxes:
   Net income                                                                    $      45       $      50       $      14
   Unrealized net gain (loss) on derivative hedging instruments,
        net of income taxes (benefit) of $1, $2 and $(1), respectively                   2               3              (2)
   Minimum pension liability adjustment, net of income taxes
        (benefit) of $11, $(19) and $-, respectively                                    17             (29)              -
                                                                                ------------    ------------    ------------
Total comprehensive income, net of taxes                                         $      64       $      24        $     12
                                                                                ============    ============    ============


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.


AMEREN CORPORATION (CONSOLIDATED)
UNION ELECTRIC COMPANY (CONSOLIDATED)
CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
AMEREN ENERGY GENERATING COMPANY
CILCORP INC. (CONSOLIDATED)
CENTRAL ILLINOIS LIGHT COMPANY (CONSOLIDATED)

COMBINED NOTES TO FINANCIAL STATEMENTS
December 31, 2003

NOTE 1 - Summary of Significant Accounting Policies

General

     Ameren, headquartered in St. Louis, Missouri, is a public utility holding company registered with the SEC under the PUHCA. Ameren's primary asset is the common stock of its subsidiaries. Ameren's subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas distribution businesses and non rate-regulated electric generation businesses in Missouri and Illinois. Dividends on Ameren's common stock are dependent on distributions made to it by its subsidiaries. Ameren's principal subsidiaries are listed below. Also see Glossary of Terms and Abbreviations.

o    UE,  also  known as  Union  Electric  Company,  operates  a  rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois. UE was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the State of Missouri and supplies electric and gas service to a 24,500 square mile area located in central and eastern Missouri and west central Illinois. This area has an estimated population of 3 million and includes the greater St. Louis area. UE supplies electric service to approximately 1.2 million customers and natural gas service to approximately 130,000 customers. See Note 3 - Rate and Regulatory Matters for information regarding the proposed transfer in 2004 of UE's Illinois electric and natural gas transmission and distribution businesses to CIPS.

o CIPS, also known as Central Illinois Public Service Company, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois. CIPS was incorporated in Illinois in 1902. It supplies electric and gas utility service to portions of central and southern Illinois having an estimated population of 1 million in an area of approximately 20,000 square miles. CIPS supplies electric service to approximately 325,000 customers and natural gas service to approximately 170,000 customers.

o Genco, also known as Ameren Energy Generating Company, operates a non rate-regulated electric generation business. Genco was incorporated in Illinois in March 2000, in conjunction with the Illinois Customer Choice Law. Genco commenced operations on May 1, 2000, when CIPS transferred its five coal-fired power plants representing in the aggregate approximately 2,860 megawatts of capacity and related liabilities to Genco at historical net book value. The transfer was made in exchange for a subordinated promissory note from Genco in the amount of $552 million and shares of Genco's common stock. Since Genco commenced operations, it has acquired 25 CTs providing it a total installed generating capacity of approximately 4,749 megawatts as of December 31, 2003. Genco currently has no plans to develop additional capacity. Genco is a subsidiary of Development Company, a subsidiary of Ameren Energy Resources, which is a subsidiary of Ameren. See Note 3 - Rate and Regulatory Matters for information regarding the proposed transfer in 2004 of Genco's CTs located in Pinckneyville and Kinmundy, Illinois to UE.

o CILCO, also known as Central Illinois Light Company, is a subsidiary of CILCORP (a holding company) and operates a rate-regulated electric transmission and distribution business, a primarily non rate-regulated electric generation business and a rate-regulated natural gas distribution business in Illinois. CILCO was incorporated in Illinois in 1913. It supplies electric and gas utility service to portions of central and east central Illinois in areas of approximately 3,700 and 4,500 square miles, respectively, with an estimated population of 1 million. CILCO supplies electric service to approximately 205,000 customers and natural gas service to approximately 210,000 customers. In October 2003, CILCO transferred its coal-fired plants and a CT facility, representing in the aggregate approximately 1,100 megawatts of electric generating capacity, to a wholly owned subsidiary, known as AERG, as a contribution in respect of all the outstanding stock of AERG and AERG's assumption of certain liabilities. The net book value of the transferred assets was approximately $378 million and no gain or loss was recognized as the transaction was accounted for as a transfer between entities under common control. The transfer was made in conjunction with the Illinois Customer Choice Law. CILCORP was incorporated in Illinois in 1985.

     Ameren has various other subsidiaries responsible for the short and long-term marketing of power, procurement of fuel, management of commodity risks and providing other shared services. Ameren also has a 60% ownership interest in EEI through UE, which owns 40%, and Resources Company, which owns 20%. Ameren consolidates EEI for financial reporting purposes, while UE and Resources Company report EEI under the equity method.

     When we refer to our, we or us, it indicates that the referenced information relates to Ameren and its subsidiaries. When we refer to financing or acquisition activities, we are defining Ameren as the parent holding company. When appropriate, the Ameren Companies are specifically referenced in order to distinguish among their different business activities.

     The financial statements of Ameren are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. Results of CILCORP and CILCO reflected in Ameren's consolidated financial statements include the period from the acquisition date of January 31, 2003 through December 31, 2003. January 2003 and prior year data for CILCORP and CILCO are not included in Ameren's consolidated totals. See Note 2 - Acquisitions for further information. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

     In order to be more consistent with industry reporting trends, our Statements of Income have been reclassified to present all income taxes as one line item. Previously, we reported a portion of our income taxes in Operating Expenses and a portion in Other Income and Deductions. This change results in our calculation of Operating Income now being on a pre-tax basis with no effect on net income. Additionally, our Balance Sheet presentations have been reformatted to change the order in which current and non-current items appear, with no effect on total assets, total liabilities or any sub-categories included on our Balance Sheets.

     Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' financial statements to conform to 2003 reporting. See Accounting Changes and Other Matters relating to SFAS No. 143, "Accounting for Asset Retirement Obligations," below and Note 4 - Property and Plant, Net for further information.

Regulation

     Ameren is subject to regulation by the SEC. Certain of Ameren's subsidiaries are also regulated by the MoPSC, ICC, NRC and the FERC. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," UE, CIPS and CILCO defer certain costs pursuant to actions of our rate regulators and are currently recovering such costs in rates charged to customers. See Note 3 - Rate and Regulatory Matters for further information.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

     The following table presents the restricted cash amounts as of December 31, 2003 and 2002:

================================================================================
                                               2003                  2002
--------------------------------------------------------------------------------
   Ameren(a)...............................  $    5                $    5
   UE......................................       3                     3
   CIPS....................................       1                     2
   Genco...................................       -                     -
   CILCORP(b)..............................       1                     -
   CILCO...................................       1                     -
================================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b) 2002 amounts represent predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Property and Plant

     We capitalize the cost of additions to, and betterments of, units of property and plant. The cost includes labor, material, applicable taxes and overhead. An allowance for funds used during construction, or the cost of borrowed funds and the cost of equity funds (preferred and common stockholders' equity) applicable to rate-regulated construction expenditures, is also added for our rate-regulated assets, and interest during construction is added for non rate-regulated assets. Maintenance expenditures and the renewal of items not considered units of property are expensed as incurred. When units of depreciable property are retired, the original costs, less salvage value, are charged to accumulated depreciation. Asset removal costs incurred by our non rate-regulated operations, which do not constitute legal obligations, were expensed as incurred beginning in 2003. Asset removal costs accrued by our rate-regulated operations, which do not constitute legal obligations, are classified as a regulatory liability. See Accounting Changes and Other Matters relating to SFAS No. 143 below and Note 4 - Property and Plant, Net for further information.

Depreciation

     Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation for the Ameren Companies in 2003, 2002 and 2001 ranged from 3% to 4% of the average depreciable cost. Beginning in January 2003, with the adoption of SFAS No. 143, depreciation rates for our non rate-regulated assets were reduced to reflect the discontinuation of the accrual of dismantling and removal costs. See Accounting Changes and Other Matters relating to SFAS No. 143 below for further information.

Allowance for Funds Used During Construction

     In our rate-regulated operations, we capitalize the allowance for funds used during construction, which is a utility industry accounting practice. Allowance for funds used during construction does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

     Under accepted ratemaking practice, cash recovery of allowance for funds used during construction, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The following table presents the allowance for funds used during construction ranges of rates that were used during 2003, 2002 and 2001:

================================================================================
                                 2003               2002               2001
--------------------------------------------------------------------------------
   Ameren..................    3% - 4%            5% - 9%           4% - 10%
   UE......................         4                  5                 10
   CIPS....................         3                  9                  4
   Genco...................         -                  -                  -
   CILCORP.................         3                  6                  5
   CILCO...................         3                  6                  5
================================================================================

Goodwill

     Goodwill is the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangibles with indefinite lives are no longer subject to amortization. As required by SFAS No. 142, we evaluate goodwill for impairment in the fourth quarter annually or more frequently if events and circumstances indicate that the asset might be impaired. Ameren and CILCORP's goodwill relates to the acquisitions of CILCORP and Medina Valley in 2003. See Note 2 - Acquisitions for additional information regarding the acquisitions.

Leveraged Leases

     Certain Ameren subsidiaries own interests in assets which have been financed as a leveraged lease. Ameren's investment in these leveraged leases represents the equity portion, generally 20% of the total investment, either as an undivided interest in the equipment or as a part owner through a partnership. In accordance with SFAS No. 13, "Accounting for Leases," at the time of lease inception a debit for rents receivable and estimated residual value is recorded with a credit to unearned income. These amounts are then adjusted over time as rents are received, income is realized and the asset is eventually sold. Ameren and CILCORP account for these investments as a net investment in these assets and do not include the amount of outstanding debt since the third party debt is non-recourse to the Ameren subsidiaries.

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

Interchange Revenues

     The following table presents the interchange revenues included in Operating Revenues - Electric for the years ended December 31, 2003, 2002, and 2001:

================================================================================
                                2003               2002               2001
--------------------------------------------------------------------------------
   Ameren(a)............     $   351              $  259            $  364
   UE...................         320                 257               375
   CIPS.................          37                  35                35
   Genco................         140                  99                91
   CILCORP(b)...........          19                  10                16
   CILCO(c).............          19                  10                16
================================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations. Includes interchange revenues at EEI of $56 million for the year ended December 31, 2003 (2002 - $59 million; 2001 - $55 million).
     (b) 2002 and 2001 amounts represent predecessor information. 2003 amounts include January 2003 predecessor information, which was $3 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (c) CILCO's financial statements are presented on a historical basis of accounting for all periods presented. See further information within this Note.

     See EITF No. 02-3 discussion under Accounting Changes and Other Matters below for further information.

Purchased Power

     The following table presents the purchased power expenses included in Operating Expenses - Fuel and Purchased Power for the years ended December 31, 2003, 2002, and 2001. See Note 14 - Related Party Transactions for further information on affiliate purchased power transactions.

================================================================================
                                2003               2002               2001
--------------------------------------------------------------------------------
   Ameren(a)...............  $   256            $   167            $   298
   UE......................      161                206                384
   CIPS....................      341                418                433
   Genco...................      144                107                125
   CILCORP(b)..............      157                143                123
   CILCO...................      157                143                123
================================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) 2002 and 2001 amounts represent predecessor information. 2003 amounts include January 2003 predecessor information, which was $12 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     See EITF No. 02-3 discussion under Accounting Changes and Other Matters below for further information.

Fuel and Gas Costs

     In UE's, CIPS' and CILCO's retail electric utility jurisdictions, there are no provisions for adjusting rates for changes in the cost of fuel for electric generation. In UE's, CIPS' and CILCO's retail gas utility jurisdictions, changes in gas costs are generally reflected in billings to gas customers through PGA clauses.

     UE's  cost  of   nuclear   fuel  is   amortized   to  fuel   expense  on  a
unit-of-production basis. Spent fuel disposal cost is charged to expense, based on net kilowatthours generated and sold.

Excise Taxes

     Excise taxes reflected on Missouri electric and gas, and Illinois gas, customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes reflected on Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable and included in Taxes Accrued. The following table presents excise taxes recorded in Operating Revenues and Taxes Other than Income Taxes for the years ended 2003, 2002 and 2001:

================================================================================
                                          2003          2002           2001
--------------------------------------------------------------------------------
Ameren(a).........................       $ 137         $ 116          $  113
UE................................         101           103             101
CIPS..............................          14            13              12
Genco.............................           -             -               -
CILCORP(b)........................          24            16              16
CILCO(c)..........................          24            16              16
================================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b) 2002 and 2001 amounts represent predecessor information. 2003 amounts include January 2003 predecessor information which was $2 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (c) With the exception of taxes reflected on CILCO customer bills issued prior to October 27, 2003, excise taxes at CILCO are recorded as tax collections payable and are included on the Balance Sheet as Taxes Accrued.

Income Taxes

     We file a consolidated federal tax return. Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates.

     Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the related properties.

Earnings Per Share

     There were no differences between the basic and diluted earnings per share amounts for Ameren in 2003. The inclusion of assumed stock option conversions in the calculation of earnings per share resulted in dilution of $0.01 for 2002 and 2001. The assumed stock option conversions increased the number of shares outstanding in the diluted earnings per share calculation by 289,244 in 2003, 332,909 shares in 2002 and 331,813 shares in 2001. Ameren's equity security units have no dilutive effect on earnings per share, except during periods when the average market price of Ameren's common stock is above $46.61. As only the Ameren parent company has publicly held common stock, earnings per share calculations are not relevant and are not presented for any of the subsidiary companies.

Accounting Changes and Other Matters

SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities"

     In January 2001, we adopted SFAS No. 133. The following table presents the impact of that adoption, which resulted in cumulative effect charges, net of taxes:

================================================================================
   Ameren(a)....................................................  $     7
   UE...........................................................        5
   CIPS.........................................................        -
   Genco........................................................        2
   CILCORP......................................................        -
   CILCO........................................................        -
================================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.

     In addition, the following table presents the impact of the 2001 adoption's cumulative effect adjustment, net of taxes, to OCI, which increased (reduced) common stockholders' equity:

================================================================================
   Ameren(a)....................................................  $   (11)
   UE...........................................................       (8)
   CIPS.........................................................        -
   Genco........................................................       (3)
   CILCORP(b)...................................................        2
   CILCO........................................................        2
================================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) Represents predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

See Note 9 - Derivative Financial Instruments for further information.

SFAS No.143 - "Accounting for Asset Retirement Obligations"

     We adopted the provisions of SFAS No. 143, effective January 1, 2003. SFAS No. 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS No. 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing or amount of cash flows associated with an asset retirement obligation affect our estimates of fair value.

     Upon adoption of this standard, Ameren and UE recognized additional asset retirement obligations of approximately $213 million and a net increase in net property and plant of approximately $77 million related primarily to UE's Callaway Nuclear Plant decommissioning costs and retirement costs for a UE river structure. The difference between the net asset and the liability recorded upon adoption of SFAS No. 143 related to rate-regulated assets was recorded as an additional regulatory asset of approximately $136 million as Ameren and UE expect to continue to recover in electric rates the cost of Callaway Nuclear Plant decommissioning and other costs of removal. These asset retirement obligations and associated assets are in addition to assets and liabilities of $174 million that UE had recorded prior to the adoption of SFAS No. 143, related to the future obligations and funds accumulated to decommission the Callaway Nuclear Plant.

     Also upon adoption of this standard, Ameren and Genco recognized an asset retirement obligation of approximately $4 million and a net increase in net property and plant of approximately $34 million. The asset retirement obligation relates to retirement costs for a Genco power plant ash pond. The net increase in property and plant, as well as the majority of the net after-tax gain of $18 million recognized upon adoption, resulted from the elimination of costs of removal for non rate-regulated assets previously accrued as a component of accumulated depreciation that were not legal obligations ($20 million). Ameren and Genco also recognized a loss for the difference between the net asset and liability for the retirement obligation recorded upon adoption related to Genco's assets ($2 million).

     As a result of the acquisition of CILCORP on January 31, 2003, Ameren's asset retirement obligations increased due to the assumption of asset retirement obligations of approximately $6 million related to CILCO's power plant ash ponds (now owned by AERG). Prior to the acquisition, predecessor CILCORP and CILCO recognized a net after-tax gain upon adoption of SFAS No. 143 of $4 million and $24 million, respectively, due to the elimination of costs of removal for non rate-regulated assets previously accrued as a component of accumulated depreciation that were not a legal obligation. Similar to the treatment applied by Ameren in the acquisition of CILCORP, AES recorded purchase accounting at the CILCORP parent level following its 1999 acquisition of CILCORP, but did not "push down" the purchase accounting to any of CILCORP's subsidiaries, including CILCO. Accordingly, accumulated depreciation, including the embedded cost of removal liabilities, was reset to zero in purchase accounting for the CILCORP parent while CILCO continued to carry property and plant and the related accumulated depreciation on a historical basis. As a result, the gain upon adoption of SFAS No. 143 recognized by CILCO exceeded the gain recognized by CILCORP because the cost of removal liabilities reversed by CILCORP upon adoption of SFAS No. 143 included only those liabilities recorded since the 1999 AES acquisition.

     Asset retirement obligations at Ameren and UE increased by $22 million during the year ended December 31, 2003, to reflect the accretion of obligations to their present value. Increases to Genco's, CILCORP's and CILCO's asset retirement obligations were immaterial during these periods. Substantially all of this accretion was recorded as an increase to regulatory assets.

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

     The fair value of the nuclear decommissioning trust fund for UE's Callaway Nuclear Plant is reported in Nuclear Decommissioning Trust Fund in Ameren's and UE's Consolidated Balance Sheet. This amount is legally restricted to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the regulatory asset recorded in connection with the adoption of SFAS No. 143.

     SFAS No. 143 required a change in the depreciation methodology we historically utilized for our non rate-regulated operations. Historically, we included an estimated cost of dismantling and removing plant from service upon retirement in the basis upon which our depreciation rates were determined. SFAS No. 143 required us to exclude costs of dismantling and removal upon retirement from the depreciation rates applied to non rate-regulated plant balances. Further, we were required to remove accumulated provisions for dismantling and removal costs from accumulated depreciation, where they were embedded, and to reflect such adjustment as a gain upon adoption of this standard, to the extent such dismantling and removal activities were not considered legal asset retirement obligations as defined by SFAS No. 143. The elimination of costs of removal from accumulated depreciation resulted in a gain for a change in accounting principle at Ameren and Genco, as noted above, of $20 million, net of taxes. At CILCO, the elimination of costs of removal from accumulated depreciation resulted in a gain of $24 million, net of taxes, due to a change in accounting principle. As noted above, the gain for predecessor CILCORP on a consolidated basis was only $4 million, net of taxes, due to the reset of accumulated depreciation at the time of AES' acquisition of CILCORP in 1999. Beginning in January 2003, depreciation rates for non rate-regulated assets were reduced to reflect the discontinuation of the accrual of dismantling and removal costs. In addition, non rate-regulated asset removal costs will prospectively be expensed as incurred. The impact of this change in accounting results in a decrease in depreciation expense and an increase in operations and maintenance expense, the net impact of which is indeterminable, but not expected to be material.

     Like the methodology employed by our non rate-regulated operations, the depreciation methodology historically utilized by our rate-regulated operations has included an estimated cost of dismantling and removing plant from service upon retirement. Because these estimated costs of removal have been included in the cost of service upon which our present utility rates are based, and with the expectation that this practice will continue in the jurisdictions in which we operate, adoption of SFAS No. 143 did not result in any change in the depreciation accounting practices of our rate-regulated operations and, therefore, had no impact on net income from rate-regulated operations. However, in accordance with SFAS No. 143, estimated future removal costs previously embedded in accumulated depreciation were classified as a regulatory liability at December 31, 2003. A corresponding reclassification was made to conform the December 31, 2002, balance sheets to the current year presentation.
These reclassifications had no impact on our results of operations or cash flows. The following table presents the estimated future removal costs recognized as a regulatory liability at December 31, 2003 and 2002:

================================================================================
                                           2003                       2002
--------------------------------------------------------------------------------
   Ameren...........................  $     694(a)               $     652(b)
   UE...............................        556                        528
   CIPS.............................        131                        124
   Genco............................          -                          -
   CILCORP..........................          7                         27
   CILCO............................        150                        141
================================================================================
     (a) Excludes amount for CILCO, as the elimination of accumulated depreciation in purchase accounting was recorded at the CILCORP parent level.
     (b) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.

     The following table presents the asset retirement obligation as though SFAS No. 143 had been in effect for 2001 and 2002:


=================================================================================================================
                                         Pro Forma Asset Retirement Obligation
-----------------------------------------------------------------------------------------------------------------
                                         Ameren(a)      UE       CIPS     Genco        CILCORP(b)         CILCO
                                       --------------------------------------------------------------------------
   January 1, 2001..................     $  350      $   346      $ -      $  4       $    -             $   -
   December 31, 2001................        370          366        -         4            -                 -
   December 31, 2002................        391          387        -         4            6                 6
=================================================================================================================

    (a)  Excludes amounts for CILCORP and CILCO.
    (b)  Represents predecessor information.

     Pro forma net income, as well as pro forma earnings per share for Ameren, has not been presented for the years ended December 31, 2002 and 2001 because the pro forma application of SFAS No. 143 to prior periods would result in pro forma net income not materially different from the actual amounts reported for these periods.

EITF Issue No. 02-3, EITF Issue No. 98-10 and EITF Issue No. 03-11

     During 2002, we adopted the provisions of EITF No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the Statement of Income. Prior to adopting EITF No. 02-3 and the rescission of EITF No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues - Electric and Other and in Operating Expenses - Fuel and Purchased Power and Other Operations and Maintenance. This meant that revenues were recorded for the sum of the notional amounts of the power sales contracts with a corresponding charge to income for the costs of the energy that was generated, or for the sum of the notional amounts of a purchased power contract.

     In October 2002, the EITF reached a consensus to rescind EITF No. 98-10. The effective date for the full rescission of EITF No. 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002, that all SFAS No. 133 trading derivatives (subsequent to the rescission of EITF No. 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS No. 133. The following table presents the operating revenues and costs that were netted for the years ended December 31, 2002 and 2001, which reduced Operating Revenues - Electric and Other, and Operating Expenses - Fuel and Purchased Power and Other Operations and Maintenance, by equal amounts:

================================================================================
                                        2002                        2001
--------------------------------------------------------------------------------
   Ameren(a)......................    $  738                      $  648
   UE.............................       458                         392
   CIPS...........................         -                           -
   Genco..........................       253                         256
   CILCORP........................         -                           -
   CILCO..........................         -                           -
================================================================================
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.

     The adoption of EITF No. 02-3, the rescission of EITF No. 98-10 and the related transition guidance resulted in the netting of energy contracts for financial reporting purposes, which lowered our reported revenues and costs with no impact on earnings.

     In July 2003, the EITF reached a consensus on EITF No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' and Not Held for Trading Purposes as Defined in EITF No. 02-3, 'Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,' " that was ratified by the FASB in August 2003. The EITF concluded that determining whether realized gains and losses on physically settled derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. The adoption of EITF No. 03-11 will have no impact on our results of operations.

SFAS No. 148 - "Accounting for Stock-based Compensation - Transition and Disclosure"

     In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amended the disclosure provisions to require disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.

     Prior to 2003, Ameren and CILCORP accounted for stock options granted under long-term incentive plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost was recognized for options under either Ameren's plan or CILCORP's plan under the AES Stock Option Plan in 2002 and 2001, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pre-tax cost based on the weighted-average grant-date fair value of options for Ameren would have been approximately $2 million in each of the years ended 2002 and 2001 and $4 million and $2 million, respectively, for predecessor CILCORP, had the fair value method under SFAS No. 123 been used for options granted. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 by using the prospective method of adoption under SFAS No. 148. As stock options have not been granted since 2000 at Ameren, SFAS No. 148 did not have any effect on Ameren's financial position, results of operations or liquidity since adoption. As stock options at CILCORP were granted under the AES Stock Option Plan, prior to our acquisition of CILCORP in January 2003, and no options were granted since 2001 under the AES Stock

Option Plan, SFAS No. 148 did not have any effect on Ameren's or CILCORP's financial position, results of operations or liquidity since adoption. See also
Note 12 - Stock-based Compensation for further information.

SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

     In April 2003, the FASB issued SFAS No. 149. SFAS No. 149 further clarifies and amends accounting and reporting for derivative instruments. The statement amends SFAS No. 133 for decisions made by the Derivative Implementation Group, as well as issues raised in connection with other FASB projects and implementation issues. The statement is effective for contracts entered into or modified after June 30, 2003 except for implementation issues that have been effective for reporting periods beginning before June 15, 2003, which continue to be applied based on their original effective dates. SFAS No. 149 did not have any effect on our financial position, results of operations or liquidity upon adoption in the third quarter of 2003.

SFAS  No.  150  -   "Accounting   for   Certain   Financial   Instruments   with
Characteristics of Both Liabilities and Equity"

     In May 2003, the FASB issued SFAS No. 150 that established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Among other things, SFAS No. 150 requires financial instruments that were issued in the form of shares, with an unconditional obligation to redeem the instrument by transferring assets on a specified date, to be classified as liabilities. Accordingly, SFAS No. 150 requires issuers to classify mandatorily redeemable financial instruments as liabilities. SFAS No. 150 also requires such financial instruments to be measured at fair value and a cumulative effect adjustment to be recognized in the Statement of Income for any difference between the carrying amount and fair value. SFAS No. 150 became effective July 1, 2003. At July 1, 2003, CILCO had $21 million of preferred stock subject to mandatory redemption, which was reclassified to the liability section of Ameren's, CILCORP's and CILCO's
Consolidated Balance Sheets. In accordance with the requirements of SFAS No. 150, no reclassification was made to the presentation on the December 31, 2002 Consolidated Balance Sheets of Ameren, CILCORP and CILCO. This preferred stock is redeemable at par at any time, and therefore, it was estimated there was no difference between book value and fair value.

FIN No. 46 - "Consolidation of Variable Interest Entities"

     In January 2003, the FASB issued FIN No. 46, which significantly changed the consolidation requirements for traditional special purpose entities (SPE) and certain other entities and addressed the consolidation of variable-interest entities (VIEs). The primary objective of FIN No. 46 was to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. If an entity absorbs the majority of the VIEs' expected losses or receives a majority of the VIEs' expected residual returns, or both, it must consolidate the VIE.

     Initially, FIN No. 46 was effective no later than the beginning of the first interim period after June 15, 2003, for VIEs created before February 1, 2003. For VIEs created after January 31, 2003, FIN No. 46 was effective immediately. In September 2003, the FASB deferred the effective date of FIN No. 46 until the end of the first interim or annual period ending after December 15, 2003 for VIEs created prior to January 31, 2003. In December 2003, the FASB further deferred this effective date of FIN No. 46 for non-SPEs until the end of the first interim or annual period ending after March 15, 2004. During these deferral periods, the FASB has continued to clarify and amend several provisions, much of which will assist in the application of FIN No. 46 to operating entities. Ameren does not have any interests in entities that are considered SPEs. In addition, FIN No. 46 requires the deconsolidation of certain trust-preferred arrangements; however, Ameren does not have any trust-preferred arrangements.

     Ameren is continuing to evaluate the impact of FIN No. 46 for non-SPEs. Ameren has a 60% ownership interest in EEI through UE, which owns 40%, and Resources Company, which owns 20%. Ameren consolidates EEI for financial reporting purposes. Ameren has several leveraged leases and other investments that we currently do not consolidate. We are still evaluating the impact of adopting FIN No. 46 in our first quarter ended March 31, 2004.

SFAS No. 132 (revised 2003) - "Employers' Disclosures about Pensions and Other Postretirement Benefits"

     In December 2003, the FASB issued SFAS No. 132 (revised) to improve financial statement disclosures for defined benefit plans. The standard requires more details about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 (revised) became effective for fiscal years ending after December 15, 2003. See Note 11 - Retirement Benefits for further information.

FASB Staff Position SFAS No. 106-1 - "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003"

     Through its postretirement benefit plans, Ameren provides retirees with prescription drug coverage. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Prescription Drug Act) was enacted. The Prescription Drug Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Prescription Drug Act, the FASB issued FASB Staff Position SFAS No. 106-1 in January 2004, which permits a plan sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer the accounting for the effects of the Prescription Drug Act. Ameren has made this one-time election allowed by FASB Staff Position SFAS No. 106-1. Thus, any measures of the accumulated projected benefit obligation or net periodic postretirement benefit costs in Ameren's financial statements and included in
Note 11 - Retirement Benefits do not reflect the effects of the Prescription Drug Act on Ameren's postretirement plans. Ameren is evaluating what impact the Prescription Drug Act will have on its postretirement benefit plans and whether it will be eligible for a federal subsidy beginning in 2006. Specific authoritative guidance on the accounting for the federal subsidy is pending.


NOTE 2 - Acquisitions

CILCORP and Medina Valley

     On January 31, 2003, Ameren completed the acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed the acquisition from AES of Medina Valley, which indirectly owns a 40 megawatt, gas-fired electric generation plant. The results of operations for CILCORP and Medina Valley were included in Ameren's consolidated financial statements effective with the respective January and February 2003 acquisition dates. See Note 1 - Summary of Significant Accounting Policies for further information on the presentation of the results of CILCORP and CILCO in Ameren's consolidated financial statements.

     Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 205,000 and 210,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to CIPS' service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase included approximately 1,200 megawatts of largely coal-fired generating capacity, most of which became non rate-regulated on October 3, 2003, due to CILCO's transfer of 1,100 megawatts of generating capacity to AERG. See Note 1 - Summary of Significant Accounting Policies for further information on the transfer to AERG.

     The total acquisition cost was approximately $1.4 billion and included the assumption by Ameren of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $479 million in cash, net of $38 million cash acquired. The cash component of the purchase price came from Ameren's issuance in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares, which together generated aggregate net proceeds of $575 million.

     The following table presents the estimated fair values of the assets acquired and liabilities assumed at the dates of our acquisitions of CILCORP and Medina Valley. A third party valuation of acquired property and plant and intangible assets is substantially complete; however, the allocation of the purchase price is subject to refinement until the valuation is finalized.

   =============================================================================
   Current assets..........................................       $    315
   Property and plant......................................          1,169
   Investments and other non-current assets................            154
   Specifically-identifiable intangible assets.............              6
   Goodwill................................................            568
   -----------------------------------------------------------------------------
      Total assets acquired................................          2,212
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------
   Current liabilities.....................................            196
   Long-term debt, including current maturities............            937
   Other non-current liabilities...........................            521
   -----------------------------------------------------------------------------
      Total liabilities assumed............................          1,654
   -----------------------------------------------------------------------------
   Preferred stock assumed.................................             41
   -----------------------------------------------------------------------------
      Net assets acquired..................................       $    517
   =============================================================================

     Specifically-identifiable intangible assets of $6 million are comprised of retail customer contracts, which are subject to amortization with an average life of 10 years.

     Goodwill of $568 million (CILCORP - $561 million; Medina Valley - $7 million) was recognized in connection with the CILCORP and Medina Valley acquisitions. None of this goodwill is expected to be deductible for tax purposes.

     The following unaudited pro forma financial information presents a summary of Ameren's consolidated results of operations for the years ended December 31, 2003 and 2002, assuming the acquisitions of CILCORP and Medina Valley had been completed at the beginning of fiscal year 2002, including pro forma adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets.


   ===================================================================================================================
                                                                                             2003            2002
   -------------------------------------------------------------------------------------------------------------------
   Operating revenues................................................................     $  4,694        $  4,605
   Income before cumulative effect of change in accounting principle.................          510             410
   Cumulative effect of change in accounting principle, net of taxes.................           22               -
   Net income........................................................................          532             410

   Earnings per share - basic........................................................     $   3.29        $   2.60
                      - diluted......................................................         3.29            2.59
   ===================================================================================================================


     This pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it an indication of trends in future results.

     The amortization of non-cash purchase accounting adjustments at CILCORP increased Ameren's and CILCORP's net income by $24 million for the eleven months ended December 31, 2003. The amortization of the fair value adjustments that increased net income were related to pension and postretirement liabilities, coal contract liabilities, severance liabilities and long-term debt. The amortization of fair value adjustments that decreased net income were related to electric plant in service, purchased power and emission credits. The following table presents the favorable (unfavorable) impact on Ameren's and CILCORP's net income related to the amortization of purchase accounting fair value adjustments during 2003:


   ===================================================================================================================
   For the eleven months ended December 31, 2003:
   -------------------------------------------------------------------------------------------------------------------
   Statement of Income line item:
     Other operations and maintenance(a).......................................              $   39
     Interest(b)...............................................................                   7
     Fuel and purchased power(c)...............................................                   1
     Depreciation and amortization(d)..........................................                  (7)
     Income taxes(e)...........................................................                 (16)
   -------------------------------------------------------------------------------------------------------------------
     Impact on net income......................................................              $   24
   ===================================================================================================================

     (a) Included in other operations and maintenance are the amortization of a purchase accounting liability associated with pension and postretirement benefit plan obligation; a purchase accounting asset associated with customer retail contracts amortized over the remaining useful life of 10 years; a purchase accounting adjustment associated with investment assets being amortized over useful lives ranging from 6 - 16 years; a purchase accounting accrual for severance liabilities; and a purchase accounting accrual for abandoned CILCO software.
     (b) The impact on interest of the amortization of purchase accounting adjustments is due to CILCORP's 9.375% senior notes due 2029 and 8.70% senior notes due 2009 being written up to fair value with the adjustment being amortized over the average remaining life of the debt. See Note 6 - Long-term Debt and Equity Financings to our financial statements for additional information.
     (c) Included in fuel and purchased power are the amortization of emission allowance assets amortized over 28 years and the amortization of purchase accounting liabilities associated with coal contracts being amortized over the remaining life of 2 years.
     (d) The impact on depreciation and amortization of the amortization of purchase accounting adjustments is due to the plant assets at Duck Creek, E. D. Edwards, and Sterling Avenue being written up to fair value with the adjustment being amortized over the remaining useful lives of the plants (Duck Creek - 34 years; E. D. Edwards - 27 years; and Sterling Avenue - 15 years).
     (e)  Tax effect of the above amortization adjustments.

Illinois Power

     On February 2, 2004, we entered into an agreement with Dynegy to purchase the stock of Decatur, Illinois-based Illinois Power and Dynegy's 20% ownership interest in EEI. Illinois Power operates a rate-regulated electric and natural gas transmission and distribution business serving approximately 590,000 electric and 415,000 gas customers in areas contiguous to our existing Illinois utility service territories. The total transaction value is approximately $2.3 billion, including the assumption of approximately $1.8 billion of Illinois Power debt and preferred stock, with the balance of the purchase price to be paid in cash at closing. Ameren will place $100 million of the cash portion of the purchase price in a six-year escrow pending resolution of certain contingent environmental obligations of Illinois Power and other Dynegy affiliates for which Ameren has been provided indemnification by Dynegy.

     Ameren's financing plan for this transaction includes the issuance of new Ameren common stock, which in total, is expected to equal at least 50% of the transaction value. In February 2004, Ameren issued 19.1 million common shares that generated net proceeds of $853 million. Proceeds from this sale and future offerings are expected to be used to finance the cash portion of the purchase price, to reduce Illinois Power debt assumed as part of this transaction, to pay any related premiums and possibly to reduce present or future indebtedness and/or repurchase securities of Ameren or our subsidiaries.

     Upon completion of the acquisition, expected by the end of 2004, Illinois Power will become an Ameren subsidiary operating as AmerenIP. The transaction is subject to the approval of the ICC, the SEC, the FERC, the Federal Communications Commission, the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

     In addition, this transaction includes a firm capacity power supply contract for Illinois Power's annual purchase of 2,800 megawatts of electricity from a subsidiary of Dynegy. This contract will extend through 2006 and is expected to supply about 75% of Illinois Power's customer requirements.

     For the nine months ended September 30, 2003, Illinois Power had revenues of $1.2 billion, operating income of $130 million, and net income applicable to common shareholder of $88 million, and at September 30, 2003, had total assets of $2.6 billion, excluding an intercompany note receivable from its parent company of approximately $2.3 billion. For the year ended December 31, 2002, Illinois Power had revenues of $1.5 billion, operating income of $164 million, and net income applicable to common shareholder of $158 million, and at December 31, 2002, had total assets of $2.6 billion, excluding an intercompany note receivable from its parent company of approximately $2.3 billion. Illinois Power also files quarterly and annual reports with the SEC.

NOTE 3 - Rate and Regulatory Matters

Intercompany Transfer of Electric Generating Facilities and Illinois Service Territory

     As a part of the settlement of the Missouri electric rate case in 2002, UE committed to making certain infrastructure investments from January 1, 2002 through June 30, 2006, including the addition of 700 megawatts of generation capacity. The new capacity requirement is expected to be satisfied by the additions in 2002 of 240 megawatts and the proposed transfer from Genco to UE, at net book value (approximately $250 million), of approximately 550 megawatts of CTs at Pinckneyville and Kinmundy, Illinois. The transfer is subject to receipt of FERC and SEC approval. Approval by the MoPSC is not required in order for this transfer to occur. However, the MoPSC has jurisdiction over UE's ability to recover the cost of the transferred generating facilities from its electric customers in its rates. As part of the settlement of the Missouri electric rate case in 2002, UE is subject to a rate moratorium providing for no changes in its electric ratesbefore June 30, 2006, subject to certain statutory and other exceptions. Approval of the ICC is not required contingent upon prior approval and execution of UE's transfer of its Illinois public utility operations to CIPS as discussed below.

     In February 2003, UE sought approval from the FERC to transfer approximately 550 megawatts of generating assets from Genco to UE. Certain independent power producers objected to UE's request based on a claim that the transfer may harm competition for the sale of electricity at wholesale and the FERC set the matter for hearing. In February 2004, the Administrative Law Judge hearing the case issued a preliminary order supporting the transfer. However, the full commission must approve the order for it to become effective.

     In May 2003, UE announced its plan to limit its public utility operations to the state of Missouri and to discontinue operating as a public utility subject to ICC regulation. UE intends to accomplish this plan by transferring its Illinois-based electric and natural gas businesses, including its Illinois-based distribution assets and certain of its transmission assets, to CIPS. In 2003, UE's Illinois electric and gas service territory generated revenues of $155 million and had a net book value of $122 million at December 31, 2003. UE's electric generating facilities and a certain minor amount of its electric transmission facilities in Illinois would not be part of the transfer. The transfer was approved by the FERC in December 2003. The transfer of UE's Illinois-based utility businesses will also require the approval of the ICC, the MoPSC and the SEC under the provisions of the PUHCA. In August 2003, UE filed with the MoPSC, and in October and November 2003, filed with the ICC and the SEC for authority to transfer UE's Illinois-based utility businesses, at net book value, to CIPS. The filing with the ICC seeks approval to transfer only UE's Illinois-based natural gas utility business since the ICC authorized the transfer of UE's Illinois-based electric utility business to CIPS in 2000. UE proposes to transfer approximately one-half of the assets directly to CIPS in consideration for a CIPS promissory note, and approximately one-half of the assets by means of a dividend in kind to Ameren followed by a capital contribution by Ameren to CIPS.

     A filing seeking approval of both the transfer of UE's Illinois-based utility business and Genco's CTs was made with the SEC in October 2003. If completed, the transfers will be accounted for at book value with no gain or loss recognition, which is appropriate treatment for transactions of this type by two entities under common control. In January 2004, the MoPSC staff and the Missouri Office of Public Counsel filed rebuttal testimony with the MoPSC expressing concerns that the transfer may be detrimental to the public in Missouri and recommended that the transfer be denied. On March 1, 2004, UE filed surrebuttal testimony, which responded to these concerns. Hearings are scheduled to occur in March 2004.

     We  are  unable  to  predict   the ultimate  outcome  of  these  regulatory
proceedings or the timing of the final decisions of the various agencies.

Missouri Electric

MoPSC Rate Case

     From July 1, 1995 through June 30, 2001, UE operated under experimental alternative regulation plans in Missouri that provided for the sharing of earnings with customers if its regulatory return on equity exceeded defined threshold levels. After UE's experimental alternative regulation plan for its Missouri retail electric customers expired, the MoPSC Staff and others sought to reduce UE's annual Missouri electric revenues by over $300 million through a complaint case proceeding. The MoPSC Staff's recommendation was based on a return to traditional cost of service ratemaking, a lowered return on equity, a reduction in UE's depreciation rates and other cost of service adjustments.

     In August 2002, a stipulation and agreement resolving this case became effective following agreement by all parties to the case and approval by the MoPSC. The stipulation and agreement includes the following principal features:

o The phase-in of $110 million of electric rate reductions through April 2004, $50 million of which was retroactively effective as of April 1, 2002, $30 million of which became effective on April 1, 2003, and $30 million of which will become effective on April 1, 2004.
o A rate moratorium providing for no changes in rates before July 1, 2006, subject to certain statutory and other exceptions.

o A commitment to contribute $14 million to programs for low income energy assistance and weatherization, promotion of energy efficiency and economic development in UE's service territory in 2002, with additional payments of $3 million made annually on June 30, 2003 through June 30, 2006. This entire obligation was expensed in 2002.
o A commitment to make $2.25 billion to $2.75 billion in critical energy infrastructure investments from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at UE's Callaway Nuclear Plant. The 700 megawatts of new generation is expected to be satisfied by 240 megawatts that were added by UE in 2002 and the proposed transfer at net book value to UE of approximately 550 megawatts of generation assets from Genco, which is subject to receipt of necessary regulatory approvals. See Intercompany Transfer of Electric Generating Facilities and Illinois Service Territory within this Note for additional information on the proposed transfer.
o An annual reduction in UE's depreciation rates by $20 million, retroactive to April 1, 2002, based on an updated analysis of asset values, service lives and accumulated depreciation levels.
o A one-time credit of $40 million which was accrued during the plan period. The entire amount was paid to UE's Missouri retail electric customers in 2002 for settlement of the final sharing period under the alternative regulation plan that expired June 30, 2001.

Marketing Company - UE Power Supply Agreements

     In order to satisfy UE's regulatory load requirements for 2001, UE purchased, under a one year contract, 450 megawatts of capacity and energy from Marketing Company. For 2002, UE similarly entered into a one year contract with Marketing Company for the purchase of 200 megawatts of capacity and energy. The MoPSC objected to these contracts before the SEC under the PUHCA and the FERC. In 2002 and 2003, respectively, the FERC approved a settlement modifying future procedures for entering into affiliate contracts and the MoPSC withdrew its complaint at the SEC. As a result, no additional action by the FERC or the SEC is expected in this matter.

Federal - Electric Transmission

Regional Transmission Organization

     In December 1999, the FERC issued Order 2000 requiring all utilities subject to FERC jurisdiction to state their intentions for joining a RTO. Since April 2002, the GridAmerica Companies have participated in a number of filings at the FERC in an effort to form GridAmerica LLC, or GridAmerica, as an ITC. On December 19, 2002, the FERC issued an order conditionally approving the formation and operation of GridAmerica as an ITC within the Midwest ISO subject to further compliance filings, which were made by the GridAmerica Companies in early 2003. CILCO is already a member of the Midwest ISO and has transferred functional control of its transmission system to the Midwest ISO. Transmission service on the CILCO transmission system is provided pursuant to the terms and conditions of the Midwest ISO OATT on file with the FERC.

     On April 30, 2003, the FERC issued an order authorizing the GridAmerica Companies' request to transfer functional control of their transmission assets to GridAmerica. The FERC also accepted the proposed rate amendments to the Midwest ISO OATT, filed in early 2003 by Midwest ISO and the GridAmerica
Companies, effective upon the commencement of service over the GridAmerica transmission facilities under the Midwest ISO OATT, suspended the proposed rates for a nominal period, subject to refund, and established hearing and settlement judge procedures to determine the justness and reasonableness of the proposed rate amendments to the Midwest ISO OATT. In August 2003, the GridAmerica Companies filed acknowledgements with the FERC to permit GridAmerica to commence operations on October 1, 2003, on a phased basis, by assuming, with the Midwest ISO, functional control of the transmission systems of American Transmission Systems, Incorporated, a subsidiary of FirstEnergy Corp., and Northern Indiana Public Service Company, a subsidiary of NiSource Inc. Pursuant to this authorization, GridAmerica began operating on October 1, 2003.

     Also beginning on October 1, 2003, the proposed rates filed by Midwest ISO and the GridAmerica Companies became effective, subject to refund for
FirstEnergy Corp. and NiSource Inc. Since UE and CIPS have not transferred functional control of their transmission assets to Midwest ISO, the proposed rates are not effective for UE or CIPS. On December 18, 2003, the GridAmerica Companies, the Midwest ISO and the Midwest ISO transmission owners filed a Stipulation and Agreement with the FERC in an effort to settle the disputed rate issues for transmission service over the transmission assets of the GridAmerica Companies. On March 3, 2004, the FERC approved the Stipulation and Agreement.

     UE also requires approval from the MoPSC to join the Midwest ISO. On February 26, 2004, the MoPSC issued an order conditionally approving a Stipulation and Agreement that was filed on February 6, 2004. The Order authorizes UE's participation in the Midwest ISO through GridAmerica for a five year period, but is conditioned on the FERC approving a Service Agreement that outlines the terms and conditions under which the Midwest ISO will provide transmission service to UE's bundled retail load. FERC approval of this Service Agreement is pending.

     Upon the transfer of functional control by UE and CIPS of their transmission systems to GridAmerica, the FERC has ordered the return, with interest, of the $13 million exit fee paid by UE and the $5 million exit fee paid by CIPS when they previously left the Midwest ISO.

     Genco does not own transmission assets, but pays UE and CIPS for the use of their transmission systems to transmit power from the Genco generating plants. Until the tariffs and other material terms of UE's and CIPS' participation in GridAmerica and GridAmerica's participation in the Midwest ISO are finalized and approved by the FERC and other regulatory authorities having jurisdiction, we are unable to predict the ultimate impact that ongoing RTO developments will have on our financial position, results of operations or liquidity. UE and CIPS expect to begin participating in the Midwest ISO in 2004.

     On November 17, 2003, the FERC issued a final order upholding an earlier order issued in July 2003 (July Order), that will reduce UE's and CIPS', as well as other transmission-owning utilities', "through and out" transmission revenues effective April 1, 2004, subject to certain conditions (the April 1 effective date was changed to May 1, 2004, by subsequent order issued by the FERC). The revenues subject to elimination by this order are those revenues from transmission reservations that travel through or out of UE's and CIPS' transmission systems and are also used to provide electricity to load within the Midwest ISO or PJM Interconnection LLC systems. The magnitude of the potential net revenue reduction resulting from this order could be up to $20 to $25 million annually if UE and CIPS are not in a RTO. UE and CIPS would incur approximately 60% and 40%, respectively, of the potential net revenue reduction. While it is anticipated that UE's and CIPS' transmission revenues could be reduced by these orders, transmission expenses for Genco could be reduced. Moreover, the FERC's final Order explicitly permits companies to collect the lost "through and out" revenues through other transitional rate mechanisms. Until it is determined when, or if, UE and CIPS will join a RTO, or the magnitude of lost "through and out" transmission revenue recovery UE and CIPS will receive through other rate mechanisms, UE and CIPS are unable to predict the ultimate impact of these orders.

Standard Market Design Notice of Proposed Rulemaking

     In July 2002, the FERC issued its Standard Market Design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR proposes that all jurisdictional transmission facilities be placed under the control of an independent transmission provider (similar to a RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. In our initial comments on the NOPR, which were filed at the FERC on November 15, 2002, we expressed our concern with the potential impact of the proposed rules in their current form on the cost and reliability of service to retail customers. We also proposed that certain modifications be made to the proposed rules in order to protect transmission owners from the possibility of trapped transmission costs that might not be recoverable from ratepayers as a result of inconsistent regulatory policies. We filed additional comments on the remaining sections of the NOPR during the first quarter of 2003.

     In April 2003, the FERC issued a "white paper" reflecting comments received in response to the NOPR. More specifically, the white paper indicated that the FERC will not assert jurisdiction over the transmission rate component of bundled retail service and will insure that existing bundled retail customers retain their existing transmission rights and retain rights for future load growth in its final rule. Moreover, the white paper acknowledged that the final rule will provide the states with input on resource adequacy requirements, allocation of firm transmission rights, and transmission planning. The FERC also requested input on the flexibility and timing of the final rule's implementation.

     Although issuance of the Standard Market Design final rule is uncertain and the implementation schedule is still unknown, the Midwest ISO is already in the process of implementing a separate market design similar to the proposed market design in the NOPR. In July 2003, the Midwest ISO filed with the FERC a revised OATT codifying the terms and conditions under which it would implement the new market design. Thereafter, on October 17, 2003, the Midwest ISO filed a motion for withdrawal of their revised OATT to ensure that effective reliability tools are in place and operating correctly before moving forward with the new market design. UE and CIPS will continue monitoring the status of the Midwest ISO's market design and the potential impact of the market design on the cost and reliability of service to retail customers and providing guidance to be followed by the Midwest ISO in developing a new energy market design in the future. Until the FERC issues a final rule and the Midwest ISO finalizes its new market design, we are unable to predict the ultimate impact of the NOPR or the Midwest ISO new market design on our future financial position, results of operations or liquidity.

Federal - Hydroelectric

     In February 2004, UE filed an application with the FERC to renew the license for its Osage hydroelectric plant for an additional 50 year term. The current FERC license expires on February 28, 2006. The license application proposes to continue operations at the Osage plant as a peaking facility, upgrade four turbine units and to maximize the hydroelectric capacity of the plant.

Illinois Electric

     In 2002, all of the Illinois residential, commercial and industrial customers of UE, CIPS and CILCO had a choice in electric suppliers under the provisions of 1997 Illinois legislation related to the restructuring of the Illinois electric industry (the Illinois Customer Choice Law). Under the
Illinois Customer Choice Law, UE, CIPS and CILCO rates initially were frozen through January 1, 2005, subject to residential electric rate decreases of up to 5% in 2002 to the extent rates exceeded the Midwest utility average. In 2002, the Illinois electric rates of UE, CIPS and CILCO were below the Midwest utility average.

     As the result of an amendment to the Illinois Customer Choice Law, the rate freeze was extended through January 1, 2007. As a result of this extension, CIPS and Marketing Company expect to seek to renew or extend their power supply agreement and CILCO and AERG expect to seek to renew or extend their power supply agreement through January 1, 2007. A renewal or extension of the power supply agreements will depend on compliance with regulatory requirements in effect at the time.

     The Illinois Customer Choice Law allows a utility to collect transition charges from customers that elect to move from bundled retail rates to market-based power and energy. Utilities have the right to collect applicable transition charges throughout the transition period that ends January 1, 2007, from customers that elect market-based power and energy. In the order authorizing the acquisition of CILCO by Ameren, the ICC required UE, CIPS and CILCO to eliminate transition charges in the period commencing June 2003 through at least May 2005. The non-recovery of transition charges is not expected to have a material impact on UE, CIPS or CILCO.

     The Illinois Customer Choice Law also contains a provision requiring that one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2006 be refunded to UE, CIPS and CILCO's Illinois customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5% of the two-year average of the Index, as defined in the Illinois Customer Choice Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the Treasury long-term average (25 years and above), plus 7% for both UE's and CIPS' and 11% for CILCO. Estimated refunds totaling less than $1 million to UE's Illinois customers are expected to be made during the period from April 1, 2004, through March 31, 2005. No refunds to CIPS' or CILCO's Illinois customers are expected to be made during the period from April 1, 2004 through March 31, 2005, resulting from excess earnings during the year ended December 31, 2003. UE made excess earnings refunds of $2.1 million during the period April 1, 2000 through March 31, 2001, resulting from excess earnings during the year ended December 31, 1999. Additionally, UE made excess earnings refunds of $1.5 million during the period April 1, 2001 through March 31, 2002, resulting from excess earnings during the year ended December 31, 2000. These refunds were recorded as a reduction to Operating Revenues - Electric.

Illinois Gas

     In October 2003, the ICC issued orders awarding CILCO, CIPS and UE increases in annual natural gas delivery rates of approximately $9 million, $7 million and $2 million, respectively. These new rates went into effect in November 2003.

Missouri Gas

     In January 2004, a stipulation and agreement resolving a request by UE to increase annual natural gas rates became effective following agreement by all parties to the case and approval by the MoPSC. The stipulation and agreement authorized an increase in annual gas delivery rates of approximately $13 million, effective February 15, 2004. Other principal features of the stipulation and agreement include:

o A rate moratorium providing for no changes in gas delivery rates before July 1, 2006, absent the occurrence of a significant, unusual event that has a major impact on UE.
o    An agreement not to request a PGA increase prior to April 1, 2004.
o A commitment to make $15 million to $25 million in infrastructure improvement investments from July 1, 2003 through December 31, 2006, including replacement of cast iron main and unprotected steel service lines. UE agreed not to propose rate adjustments to recover infrastructure costs through a statutory infrastructure system replacement surcharge prior to January 1, 2006.
o Commitments to contribute an aggregate of $310,000 annually to programs for low income weatherization, energy assistance and energy efficient equipment in UE's service territory.

Regulatory Assets and Liabilities

     In accordance with SFAS No. 71, UE, CIPS and CILCO defer certain costs pursuant to actions of regulators and are currently recovering such costs in rates charged to customers.


     The following table presents our regulatory assets and regulatory liabilities at December 31, 2003 and 2002:

   ===================================================================================================================
                                                 Ameren(a)      UE     CIPS      Genco      CILCORP(b)       CILCO
   -------------------------------------------------------------------------------------------------------------------
   2003:
   Regulatory assets:
     Income taxes(c)(d).......................   $  431     $  425   $   -     $   -          $    6       $    6
     Asset retirement obligation(d)(e)........      122        122       -         -               -            -
     Callaway costs(f)........................       77         77       -         -               -            -
     Unamortized loss on reacquired debt(d)(g)       46         36       5         -               5            5
     Recoverable costs - contaminated
       facilities(d)(h).......................       27          -      23         -               4            4
     Other(d)(i)..............................       26         25       -         -               1            1
   -------------------------------------------------------------------------------------------------------------------
   Total regulatory assets....................   $  729     $  685   $  28     $   -          $   16       $   16
   -------------------------------------------------------------------------------------------------------------------
   Regulatory liabilities:
     Income taxes(j)..........................   $  127     $   96   $  14     $   -          $   17       $   17
     Removal costs(k).........................      694        556     131         -               7          150
   -------------------------------------------------------------------------------------------------------------------
   Total regulatory liabilities                  $  821     $  652   $ 145     $   -          $   24       $  167
   ===================================================================================================================
   2002:
   Regulatory assets:
     Income taxes(c)(d).......................   $  526     $  526   $   -     $   -          $    5       $    5
     Callaway costs(f)........................       81         81       -         -               -            -
     Unamortized loss on reacquired debt(d)(g)       32         27       5         -               2            2
     Recoverable costs - contaminated
       facilities(d)(h).......................       26          -      26         -               -            -
     Other(d)(i)..............................       25         25       -         -               1            1
   -------------------------------------------------------------------------------------------------------------------
   Total regulatory assets....................   $  690     $  659  $   31     $   -          $    8       $    8
   -------------------------------------------------------------------------------------------------------------------
   Regulatory liabilities:
     Income taxes(j)..........................   $  136     $  121  $   15     $   -          $   19       $   19
     Removal costs(k).........................      652        528     124         -              27          141
   -------------------------------------------------------------------------------------------------------------------
   Total regulatory liabilities...............   $  788     $  649  $  139      $  -          $   46       $  160
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b) 2002 amounts represent predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (c) Amount represents SFAS No. 109 deferred tax asset. See Note 13 - Income Taxes for amortization period.

     (d)  These assets do not earn a return.
     (e) Represents recoverable costs for asset retirement obligations at our rate-regulated operations. See SFAS No. 143 discussion in Note 1 - Summary of Significant Accounting Policies.
     (f) Represents UE's Callaway Nuclear Plant operations and maintenance expenses, property taxes and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the plant's current operating license through 2024.
     (g) Represents losses related to repaid debt. These amounts are being amortized over the lives of the related new debt issues or the remaining lives of the old debt issues if no new debt was issued.
     (h) Represents the recoverable portion of accrued environmental site liabilities which is primarily collected from electric and gas customers through ICC approved revenue riders in Illinois.
     (i) Represents Y2K expenses being amortized over 6 years starting in 2002 in conjunction with the settlement of UE's Missouri electric rate case and a DOE decommissioning assessment being amortized over 14 years through 2007. In addition, amount includes the portion of merger-related expenses applicable to the Missouri retail jurisdiction, which are being amortized through 2007 based on a MoPSC order.
     (j) Represents unamortized portion of investment tax credit and federal excess taxes. See Note 13 - Income Taxes for amortization period.
     (k) Represents estimated funds collected for the eventual dismantling and removing plant from service upon retirement related to our rate-regulated operations. See SFAS No. 143 discussion in Note 1 - Summary of Significant Accounting Policies.

     UE, CIPS and CILCO continually assess the recoverability of their regulatory assets. Under current accounting standards, regulatory assets are written off to earnings when it is no longer probable that such amounts will be recovered through future revenues. Electric industry restructuring legislation may impact the recoverability of regulatory assets in the future.


NOTE 4 - Property and Plant, Net


     The following table presents property and plant, net for each of the Ameren Companies at December 31, 2003 and 2002:

   ===================================================================================================================
                                                                                       2003                 2002
   -------------------------------------------------------------------------------------------------------------------
   Ameren:(a)
   Property and plant, at original cost:
     Electric.................................................................   $     16,050          $    14,421
     Gas......................................................................            743                  557
     Other....................................................................            211                  219
                                                                                ------------------- ------------------
                                                                                       17,004               15,197
        Less accumulated depreciation and amortization........................          6,594                6,179
                                                                                ------------------- ------------------
                                                                                       10,410                9,018
   Construction work in progress:
     Nuclear fuel in process..................................................             66                   81
     Other....................................................................            441                  393
   ---------------------------------------------------------------------------- ------------------- ------------------
   Property and plant, net....................................................   $     10,917          $     9,492
   ===================================================================================================================
   UE:
   Property and plant, at original cost:
     Electric.................................................................   $     10,715          $    10,249
     Gas......................................................................            282                  268
     Other....................................................................             37                   81
                                                                                ------------------- ------------------
                                                                                       11,034               10,598
        Less accumulated depreciation and amortization........................          4,688                4,440
                                                                                ------------------- ------------------
                                                                                        6,346                6,158
   Construction work in progress:
     Nuclear fuel in process..................................................             66                   81
     Other....................................................................            346                  280
   ---------------------------------------------------------------------------- ------------------- ------------------
   Property and plant, net....................................................   $      6,758          $     6,519
   -------------------------------------------------------------------------------------------------------------------


   -------------------------------------------------------------------------------------------------------------------
                                                                                       2003                 2002
   -------------------------------------------------------------------------------------------------------------------
   CIPS:
   Property and plant, at original cost:
     Electric.................................................................   $      1,289          $     1,238
     Gas......................................................................            295                  290
     Other....................................................................              5                   15
                                                                                ------------------- ------------------
                                                                                        1,589                1,543
        Less accumulated depreciation and amortization........................            642                  608
                                                                                ------------------- ------------------
                                                                                          947                  935
   Construction work in progress - other......................................              8                   14
   -------------------------------------------------------------------------------------------------------------------
   Property and plant, net....................................................   $        955          $       949
   ===================================================================================================================
   Genco:
   Property and plant, at original cost:
     Electric.................................................................   $      2,530          $     2,458
        Less accumulated depreciation and amortization........................            777                  745
                                                                                ------------------- ------------------
                                                                                        1,753                1,713
   Construction work in progress - other......................................             21                   50
   ---------------------------------------------------------------------------- ------------------- ------------------
   Property and plant, net....................................................   $      1,774          $     1,763
   ===================================================================================================================
   CILCORP:(b)
   Property and plant, at original cost:
     Electric.................................................................   $        981          $       740
     Gas......................................................................            166                  246
     Other....................................................................              2                    -
                                                                                ------------------- ------------------
                                                                                        1,149                  986
        Less accumulated depreciation and amortization........................             58                  149
                                                                                ------------------- ------------------
                                                                                        1,091                  837
   Construction work in progress - other......................................             36                  104
   ---------------------------------------------------------------------------- ------------------- ------------------
   Property and plant, net....................................................   $      1,127          $       941
   ===================================================================================================================
   CILCO:
   Property and plant, at original cost:
     Electric.................................................................   $      1,475          $     1,349
     Gas......................................................................            445                  470
     Other....................................................................              2                    -
                                                                                ------------------- ------------------
                                                                                        1,922                1,819
        Less accumulated depreciation and amortization........................            857                  892
                                                                                ------------------- ------------------
                                                                                        1,065                  927
   Construction work in progress - other......................................             36                  104
   ---------------------------------------------------------------------------- ------------------- ------------------
   Property and plant, net....................................................   $      1,101          $     1,031
   ===================================================================================================================

     (a)  2002 amounts exclude amounts for CILCORP and CILCO;  includes  amounts
          for  non-registrant   Ameren  subsidiaries  as  well  as  intercompany
          eliminations.
     (b)  2002 amounts represent predecessor information.

NOTE 5 - Short-term Borrowings and Liquidity

     Short-term borrowings consist of commercial paper and bank loans (maturities generally within 1 to 45 days). Short-term borrowings at Ameren and UE at December 31, 2003 were $161 million (2002 - $271 million) and $150 million (2002 - $250 million), respectively. CILCO had short-term borrowings of $10 million at December 31, 2002, with no amount outstanding at December 31, 2003. The average short-term borrowings at UE were $24 million for the year ended December 31, 2003, with a weighted-average interest rate of 1.1% (2002 - $65 million with a weighted-average interest rate of 1.8%). Peak short-term borrowings for UE were $228 million for the year ended December 31, 2003 with a weighted-average interest rate of 1.2% (2002 - $173 million with a weighted-average interest rate of 1.7%). CILCO's commercial paper outstanding at December 31, 2002 had a weighted-average interest rate of 2.05%.

     At December 31, 2003, certain of the Ameren Companies had committed bank credit facilities totaling $829 million, excluding the EEI facilities and the nuclear fuel lease facility, which were available for use by UE, CIPS, CILCO and Ameren Services through a utility money pool arrangement. As of December 31, 2003, $679 million was available under these committed credit facilities, excluding the EEI facilities and the nuclear fuel lease. In addition, $600 million of the $829 million may be used by Ameren directly and most of the non rate-regulated affiliates including, but not limited to, Resources Company, Genco, Marketing Company, AFS, AERG and Ameren Energy through a non state-regulated subsidiary money pool agreement. CILCO received final regulatory approval to participate in the utility money pool arrangement in September 2003. CILCORP received funds through direct loans from Ameren since it was not part of the non state-regulated money pool agreement. The committed bank credit facilities are used to support our commercial paper programs under which $150 million was outstanding at December 31, 2003 (2002 - $250 million). Access to our credit facilities for all Ameren Companies is subject to reduction based on use by affiliates. AERG received final regulatory approval to participate in our non state-regulated subsidiary money pool arrangement and as a lender only in our utility money pool arrangement in October 2003. See Note 14 - Related Party Transactions report for a detailed explanation of the money pool arrangements.

     In July 2003, Ameren entered into two new revolving credit facilities totaling $470 million to be used for general corporate purposes including support of our commercial paper programs. The $470 million in new facilities includes a $235 million 364-day revolving credit facility and a $235 million three-year revolving credit facility. These new credit facilities replaced Ameren's existing $270 million 364-day revolving credit facility, which matured in July 2003, and a $200 million facility, which would have matured in December 2003. In July 2003, Ameren also amended covenants in its $130 million multi-year credit facility.

     In April 2003, UE entered into a 364-day committed credit facility totaling $75 million to be used for general corporate purposes including support of its commercial paper program. This facility makes borrowings available at various interest rates based on London Interbank Offered Rate, agreed rates and other options. CIPS and CILCO can access this facility through the utility money pool.

     EEI also has two bank credit agreements totaling $45 million that extend through June 2004. At December 31, 2003, $37 million was available under these committed credit facilities.

     UE also had a lease agreement that provided for the financing of nuclear fuel. At December 31, 2003, the maximum amount that could be financed under the agreement was $120 million. At December 31, 2003, $67 million was financed under the lease. UE terminated the nuclear lease agreement in February 2004.

     We have money pool agreements with and among our subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained between rate-regulated and non rate-regulated businesses. See Note 14 - Related Party Transactions for a detailed explanation of the money pool arrangements.

     Borrowings under Ameren's non state-regulated subsidiary money pool by Genco, Development Company and Medina Valley, each an "exempt wholesale generator," are considered investments for purposes of the 50% SEC aggregate investment limitation. Based on Ameren's aggregate investment in these "exempt wholesale generators" as of December 31, 2003, the maximum permissible borrowings under Ameren's non state-regulated subsidiary money pool pursuant to this limitation for these entities was $663 million in the aggregate.

     Certain of the Ameren Companies' bank credit agreements contain provisions which, among other things, place restrictions on the ability to incur liens, sell assets, merge with other entities and restrict and encumber upstream dividend payments of our subsidiaries. These credit agreements also contain a provision that limits Ameren's, UE's, CIPS' and CILCO's total indebtedness to 60% of total capitalization pursuant to a calculation defined in the related agreement. As of December 31, 2003, the ratio of total indebtedness to total capitalization (calculated in accordance with this provision) for Ameren, UE, CIPS and CILCO was 52%, 44%, 54% and 53%, respectively (2002 - 50%, 43%, 50%,
-%). These credit agreement provisions were not applicable in 2002 for CILCO, since CILCO was not a party to, nor subject to the provisions of, these facilities during 2002. In addition, the credit agreements contain indebtedness cross-default provisions and material adverse change clauses, which could trigger a default under these facilities in the event that any of Ameren's subsidiaries (subject to the definition in the underlying credit agreements), other than certain project finance subsidiaries, defaults in indebtedness in excess of $50 million. The credit agreements also require us to meet minimum ERISA funding rules.

     None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers with the exception of one of CILCO's financing arrangements. An event of default will occur under a $100 million CILCO bank term loan if the credit rating on CILCO's first mortgage bonds falls below any two of the following: BBB- from S&P, Baa3 from Moody's or BBB- from Fitch. As of December 31, 2003, CILCO's current ratings on its first mortgage bonds were A-, A2 and A, respectively. This term loan was repaid in February 2004.

     At December 31, 2003, Ameren and its subsidiaries were in compliance with their credit agreement provisions and covenants.


NOTE 6 - Long-term Debt and Equity Financings

     The following table presents long-term debt outstanding for the Ameren Companies and EEI as of December 31, 2003 and 2002:


   ===================================================================================================================
                                                                                          2003              2002
   --------------------------------------------------------------------------------- --------------- -----------------
   Ameren Corporation (parent only):
        2001 Floating Rate Notes due 2003..........................................    $      -        $    150
        2002 5.70% notes due 2007..................................................         100             100
        Senior note, due 2007......................................................         345             345
                                                                                     --------------- -----------------
          Total long-term debt, gross..............................................         445             595
          Less:  Maturities due within one year....................................           -             150
   --------------------------------------------------------------------------------- --------------- -----------------
            Long-term debt, net(1).................................................    $    445        $    445
   ===================================================================================================================
   UE:
   First mortgage bonds:(a)
        7.65% Series due 2003......................................................    $      -        $    100
        6 7/8% Series due 2004.....................................................         188             188
        7 3/8% Series due 2004.....................................................          85              85
        6 3/4% Series due 2008.....................................................         148             148
        5.25%  Senior secured notes due 2012.......................................         173             173
        4.65%  Senior secured notes due 2013.......................................         200               -
        4.75%  Senior secured notes due 2015.......................................         114               -
        5.10%  Senior secured notes due 2018.......................................         200               -
        8 1/4% Series due 2022.....................................................           -             104
        8.00%  Series due 2022.....................................................           -              85
        7.15%  Series due 2023.....................................................           -              75
        7.00%  Series due 2024.....................................................         100             100
        5.45%  Series due 2028(b)..................................................          44              44
        5.50%  Senior secured notes due 2034.......................................         184               -
   Environmental improvement and pollution control revenue bonds:
        1991 Series due 2020(c)....................................................          43              43
        1992 Series due 2022(c)....................................................          47              47
        1998 Series A due 2033(c)..................................................          60              60
        1998 Series B due 2033(c)..................................................          50              50
        1998 Series C due 2033(c)..................................................          50              50
        2000 Series A due 2035(c)..................................................          64              64
        2000 Series B due 2035(c)..................................................          63              63
        2000 Series C due 2035(c)..................................................          60              60
   Subordinated deferrable interest debentures:
        7.69% Series A due 2036(d).................................................          66              66
   Capital lease obligations:
        Nuclear fuel lease.........................................................          67             113
        City of Bowling Green lease (Peno Creek CT)................................         100             103
                                                                                     --------------- -----------------
          Total long-term debt, gross..............................................       2,106           1,821
          Less:  Unamortized discount and premium..................................           4               4
          Less:  Maturities due within one year....................................         344             130
   --------------------------------------------------------------------------------- --------------- -----------------
            Long-term debt, net(2).................................................    $  1,758        $  1,687
   -------------------------------------------------------------------------------------------------------------------


   -------------------------------------------------------------------------------------------------------------------
                                                                                          2003              2002
   --------------------------------------------------------------------------------- --------------- -----------------
   CIPS:
   First mortgage bonds:(a)
        6 3/8% Series Z due 2003...................................................    $      -        $     40
        6.99% Series 97-1 due 2003.................................................           -               5
        6.49% Series 95-1 due 2005.................................................          20              20
        7.05% Series 97-2 due 2006.................................................          20              20
        7 1/2% Series X due 2007...................................................           -              50
        5.375% Series due 2008.....................................................          15              15
        6.625% Series due 2011.....................................................         150             150
        7.61% Series 97-2 due 2017.................................................          40              40
        6.125% Series due 2028.....................................................          60              60
   Pollution control revenue bonds:
        2000 Series A 5.5% due 2014(e).............................................          51              51
        1993 Series C-1 5.95% due 2026(e) .........................................          35              35
        1993 Series C-2 5.70% due 2026.............................................          25              25
        1993 Series A 6 3/8% due 2028..............................................          35              35
        1993 Series B-1 5% due 2028(e).............................................          17              17
        1993 Series B-2 5.90% due 2028.............................................          18              18
                                                                                     --------------- -----------------
          Total long-term debt, gross..............................................         486             581
          Less:  Unamortized discount and premium..................................           1               2
          Less:  Maturities due within one year....................................           -              45
   --------------------------------------------------------------------------------- --------------- -----------------
            Long-term debt, net(3).................................................    $    485        $    534
   ===================================================================================================================
   Genco:
   Unsecured notes:
        2000 Senior notes Series C 7 3/4% due 2005.................................    $    225        $    225
        2000 Senior notes Series D 8.35% due 2010..................................         200             200
        2002 Senior notes Series F 7.95% due 2032..................................         275             275
                                                                                     --------------- -----------------
          Total long-term debt, gross..............................................         700             700
          Less:  Unamortized discount and premium..................................           2               2
   --------------------------------------------------------------------------------- --------------- -----------------
            Long-term debt, net(4).................................................    $    698        $    698
   ===================================================================================================================
   CILCO:
   First mortgage bonds:(a)
        7 1/2% Series due 2007.....................................................    $     50        $     50
        8 1/5% Series due 2022.....................................................           -              65
   Medium-term notes:(a)
        6.82% Series due 2003......................................................           -              26
        6.13% Series due 2005......................................................          16              16
        7.80% Series due 2023......................................................           -              10
        7.73% Series due 2025......................................................          20              20
   Pollution control refunding bonds:(a) (b)
        6.50% Series F due 2010....................................................           5               5
        6.20% Series G due 2012....................................................           1               1
        6.50% Series E due 2018....................................................          14              14
        5.90% Series H due 2023....................................................          32              32
   Bank term loans:
        Hallock substation power modules due 2004..................................           -               3
        Kickapoo substation power modules due 2004.................................           -               2
        Secured bank term loan due 2004............................................         100             100
                                                                                     --------------- -----------------
          Total long-term debt, gross..............................................         238             344
          Less:  Unamortized discount and premium..................................           -               1
          Less:  Maturities due within one year....................................         100              27
   --------------------------------------------------------------------------------- --------------- -----------------
            Long-term debt, net....................................................    $    138        $    316
   -------------------------------------------------------------------------------------------------------------------


   -------------------------------------------------------------------------------------------------------------------
                                                                                          2003             2002
   -------------------------------------------------------------------------------------------------------------------
   CILCORP (parent only):
        8.70% Senior notes due 2009(f).............................................    $    229        $    225
        9.375% Senior notes due 2029(f)............................................         302             250
   --------------------------------------------------------------------------------- --------------- -----------------
          Long-term debt, net......................................................         531             475
   --------------------------------------------------------------------------------- --------------- -----------------
            CILCORP consolidated long-term debt, net(5)............................    $    669        $    791
   ===================================================================================================================
   EEI:
        2000 Bank term loan, 7.61% due 2004........................................    $     40        $     40
        1991 Senior medium term notes 8.60% due through 2005.......................          13              20
        1994 Senior medium term notes 6.61% due through 2005.......................          16              23
                                                                                     --------------- -----------------
          Total long-term debt, gross..............................................          69              83
          Less:  Maturities due within one year....................................          54              14
                                                                                     --------------- -----------------
            Long-term debt, net(6).................................................    $     15        $     69
   --------------------------------------------------------------------------------- --------------- -----------------
   Less:  CILCORP and CILCO debt prior to acquisition date.........................           -             791
   --------------------------------------------------------------------------------- --------------- -----------------
   Ameren consolidated long-term debt, net.........................................    $  4,070        $  3,433
   ===================================================================================================================

     (a) At December 31, 2003, a majority of property and plant was mortgaged under, and subject to liens of, the respective indentures pursuant to which the bonds were issued. CILCO's long-term debt is secured by a lien on substantially all of its property and franchises.
     (b) Environmental Improvement or Pollution Control Series secured by first mortgage bonds.
     (c) Interest rates, and the periods during which such rates apply, vary depending on our selection of certain defined rate modes. The average interest rates for the years 2003 and 2002 were as follows:
                                             2003     2002
                                             ----     ----
                  1991 Series               1.60%    1.64%
                  1992 Series               1.64%    1.60%
                  1998 Series A             1.75%    1.53%
                  1998 Series B             1.75%    1.53%
                  1998 Series C             1.77%    1.53%
                  2000 Series A             1.80%    1.56%
                  2000 Series B             1.77%    1.52%
                  2000 Series C             1.75%    1.56%
     (d) Under the terms of the subordinated debentures, UE may, under certain circumstances, defer the payment of interest for up to five years. Upon the election to defer interest payments, UE dividend payments to Ameren are prohibited.
     (e) Variable rate tax-exempt pollution control indebtedness that was converted to long-term fixed rates.
     (f) CILCORP's long-term debt is secured by a pledge of all of the common stock of CILCO. The amount of debt outstanding at CILCORP includes a purchase accounting fair market value adjustment of approximately $96 million.

     The following table presents the aggregate stated maturities of long-term debt for the Ameren Companies and EEI at December 31, 2003:


   ===================================================================================================================
                        Ameren                                       CILCORP
                       (parent)       UE        CIPS       Genco    (parent only)     CILCO         EEI         TOTAL
   -------------------------------------------------------------------------------------------------------------------
   2004...........      $   -     $    344   $      -   $    -       $     -        $   100      $    54     $   498
   2005...........          -            3         20      225             -             16           15         279
   2006...........          -            3         20        -             -              -            -          23
   2007...........        445            4          -        -             -             50            -         499
   2008...........          -          152         15        -             -              -            -         167
   Thereafter.....          -        1,600        431      475           531             72            -       3,109
   -------------------------------------------------------------------------------------------------------------------
   Total..........      $ 445     $  2,106   $    486   $  700       $   531        $   238      $    69     $ 4,575
   ===================================================================================================================

     All the Ameren Companies expect to fund maturities of long-term debt and contractual obligations through a combination of cash flow from operations and external financing.

Ameren

     Pursuant to an August 2002 shelf registration statement, Ameren issued approximately $338 million of common stock in 2002 and issued approximately $256 million of common stock in 2003. Net proceeds from the issuances were used to fund the cash portion of the purchase price for its acquisition of CILCORP and for general corporate purposes. In February 2004, Ameren issued, pursuant to the August 2002 shelf registration statement, 19.1 million shares of its common stock at $45.90 per share. Ameren received net proceeds of $853 million, which are expected to provide funds required to pay the cash portion of the purchase price for our acquisition of Illinois Power and Dynegy's 20% interest in EEI and to reduce Illinois Power debt assumed as part of this transaction and pay related premiums. Pending such use, and/or if the acquisition is not completed, we plan to use the net proceeds to reduce present or future indebtedness and/or repurchase securities of Ameren or its subsidiaries. A portion of the net proceeds may also be temporarily invested in short-term instruments. As substantially all of the capacity under the August 2002 shelf registration was used, we expect to make a new shelf registration statement filing with the SEC in early 2004. See Note 2 - Acquisitions for further information.

     The acquisitions of CILCORP on January 31, 2003, and Medina Valley on February 4, 2003, included the assumption by Ameren of CILCORP and Medina Valley debt and preferred stock at closing of $895 million. The assumed debt and preferred stock consisted of $250 million 9.375% senior notes due 2029, $225 million 8.70% senior notes due 2009, a $100 million secured floating rate term loan due 2004, other secured indebtedness totaling $279 million and preferred stock of $41 million.

     In December 2003, Ameren repaid its 2001 Floating Rate Notes totaling $150 million. These notes were repaid with available cash on hand.

     In March 2002, Ameren issued $345 million of adjustable conversion-rate equity security units and $227 million of common stock (five million shares at $39.50 per share and 750,000 shares, pursuant to the exercise of an option granted to the underwriters, at $38.865 per share). The $25 adjustable conversion-rate equity security units each consisted of an Ameren senior unsecured note with a principal amount of $25 and a contract to purchase, for $25, a fraction of a share of Ameren common stock on May 15, 2005. The senior unsecured notes were recorded at their fair value of $345 million and will mature on May 15, 2007. Total distributions on the equity security units will be at an annual rate of 9.75%, consisting of quarterly interest payments on the senior unsecured notes at the initial annual rate of 5.20% and adjustment payments under the stock purchase contracts at the annual rate of 4.55%. The stock purchase contracts require holders to purchase between 8.7 million and 7.4 million shares of Ameren common stock on May 15, 2005, at the market price at that time, subject to a minimum share purchase price of $39.50 and a maximum of $46.61. The stock purchase contracts include a pledge of the related senior unsecured notes as collateral for the stock purchase obligation. The interest rate on the outstanding senior unsecured notes is subject to being reset by a remarketing agent for quarterly payments after May 15, 2005, until maturity. We recorded the net present value of the contracted stock purchase payments of $46 million as an increase in Other Deferred Credits and Liabilities to reflect our obligation and a decrease in Other Paid-in Capital to reflect the fair value of the stock purchase contract. The liability for the contracted stock purchase adjustment payments (December 31, 2003 - $21 million) will be reduced as such payments are made through May 15, 2005. We used the net proceeds from these offerings to repay short-term indebtedness and for general corporate purposes.

     In September 2001, we began issuing new shares of common stock to satisfy dividend reinvestments and direct purchases under our DRPlus plan and in December 2001, we began issuing new shares of common stock in connection with our 401(k) plans. Previously, these requirements were met by purchasing outstanding shares. Under these plans, we issued 2.5 million, 2.3 million and
0.8 million shares of common stock in 2003, 2002 and 2001, respectively, that were valued at $105 million, $93 million and $33 million for the respective years.

UE

     In August 2002, a shelf registration statement filed by UE and its subsidiary trust with the SEC was declared effective. This registration statement permitted the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock, and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs. In 2002, UE issued $173 million of 5.25% senior secured notes due September 1, 2012, under the shelf registration statement.

     In March 2003, UE issued, pursuant to the August 2002 shelf registration statement, $184 million of 5.50% senior secured notes due March 15, 2034, with interest payable semi-annually on March 15 and September 15 of each year beginning in September 2003. UE received net proceeds of $180 million, which along with other funds were used in April 2003, to redeem $104 million principal amount of outstanding 8 1/4% first mortgage bonds due October 15, 2022, at a redemption price of 103.61% of par, plus accrued interest, and to repay short-term debt incurred to pay at maturity $75 million principal amount of 8.33% first mortgage bonds that matured in December 2002.

     In April 2003, UE issued, pursuant to the August 2002 shelf registration statement, $114 million of 4.75% senior secured notes due April 1, 2015, with interest payable semi-annually on April 1 and October 1 of each year beginning in October 2003. UE received net proceeds of $113 million, which along with other funds were used in May 2003, to redeem $85 million principal amount of outstanding 8.00% first mortgage bonds due December 15, 2022, at a redemption price of 103.38% of par, plus accrued interest, and to reduce short-term debt.

     In July 2003, UE issued, pursuant to the August 2002 shelf registration statement, $200 million of 5.10% senior secured notes due August 1, 2018, with interest payable semi-annually on August 1 and February 1 of each year beginning in February 2004. UE received net proceeds of $198 million, which along with other funds were used to repay short-term debt incurred to fund the maturity of $100 million principal amount 7.65% first mortgage bonds due July 15, 2003, and to repay $21 million of short-term debt. The remaining proceeds were used in August 2003, to redeem $75 million principal amount of outstanding 7.15% first mortgage bonds due August 1, 2023, at a redemption price of 103.01% of par, plus accrued interest. The amount of securities remaining available for issuance pursuant to the 2002 shelf registration statement was $79 million as of August 2003.

     In September 2003, the SEC declared effective another shelf registration statement filed by UE and its subsidiary trust in August 2003, covering the offering from time to time of up to $1 billion of various forms of long-term debt and trust preferred securities. The $79 million of securities which remained available for issuance under the August 2002 shelf registration is included in the $1 billion of securities available to be issued under this shelf registration statement. In October 2003, UE issued, pursuant to the September 2003 shelf registration statement, $200 million of 4.65% senior secured notes due October 1, 2013, with interest payable semi-annually on April 1 and October 1 of each year beginning in April 2004. UE received net proceeds of $198 million, which were used to repay outstanding short-term debt. The amount of securities remaining available for issuance totaled $800 million as of December 31, 2003. UE may sell all, or a portion of, the currently remaining securities registered under the September 2003 shelf registration statement if warranted by market conditions and capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

     In December 2002, upon receipt of all necessary federal and state regulatory approvals, UE, pursuant to Missouri economic development statutes, conveyed most of its Peno Creek CT facility to the City of Bowling Green, Missouri in exchange for the issuance by the City of a taxable industrial development revenue bond in the amount of $103 million. Concurrently, the City leased back the facility to UE for a term of 20 years. The lease term is the same as the final maturity of the bond purchased by UE. While the lease is a capital lease, no capital was raised in the transaction. UE is responsible for making rental payments under the lease in an amount sufficient to pay the debt service of the bond. The City's ownership of the facility during the term of the bond and the lease is expected to result in property tax savings to UE. Under the terms of the lease, UE retains all operation and maintenance responsibilities for the facility and ownership of the facility is returned to UE at the expiration of the lease.

Nuclear Fuel Lease

     UE had a lease agreement, which was scheduled to expire on August 31, 2031, that provided for the financing of a portion of its nuclear fuel that was processed for use or was consumed at UE's Callaway Nuclear Plant. The lease agreement had variable interest rates based on short-term commercial paper interest rates. In February 2004, UE terminated this lease.

     UE capitalized the cost of the leased nuclear fuel incurred by the lessor, plus certain interest costs, and recorded the related lease obligation. Total interest charges under the lease were $2 million in 2003, $2 million in 2002 and $4 million in 2001. Interest charges for these years were based on average interest rates of approximately 2% for 2003, 2% for 2002 and 5% for 2001. Interest charges of $1 million in 2003, $2 million in 2002 and $4 million in 2001 were capitalized.

CIPS

     In March 2003, CIPS repaid its $5 million principal amount 6.99% Series 97-1 first mortgage bonds on their maturity date. In April 2003, CIPS repaid its $40 million principal amount 6 3/8% Series Z first mortgage bonds on their maturity date and also redeemed prior to maturity and at par, its $50 million 7 1/2% Series X first mortgage bonds due July 1, 2007. In December 2003, CIPS redeemed its $30 million auction preferred stock at par. All redemptions and repayments were made with available cash and borrowings from the utility money pool.

     In May 2001, a shelf registration statement filed by CIPS with the SEC was declared effective. This registration statement enables CIPS to offer from time to time senior notes in one or more series with an offering price not to exceed $250 million. In June 2001, CIPS issued, under the shelf registration statement, $150 million of senior notes due in June 2011, with an interest rate of 6.625%. Until the release date as described in the senior secured note indenture, the senior notes will be secured by a related series of CIPS' first mortgage bonds. The proceeds of these senior notes were used to repay short-term debt and first mortgage bonds maturing in June 2001. At December 31, 2003, the amount of securities remaining available for issuance pursuant to the shelf registration statement was $100 million. CIPS may sell all, or a portion of, the currently remaining securities registered under the May 2001 shelf registration statement if warranted by market conditions and capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

Genco

     In January 2003, all holders completed an exchange of Genco's $275 million 7.95% Series E senior notes, due 2032, originally issued under private placement to qualified investors under Rule 144A, for new Series F senior notes. The Series F senior notes are identical in all material respects to the Series E senior notes, except that the new series of notes were registered with the SEC and do not contain transfer restrictions. Interest is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2002. Genco received net proceeds of $271 million from the original issuance of the Series E senior notes in June 2002 that were used to reduce short-term borrowings incurred to finance previous generating capacity additions and for general corporate purposes.

CILCORP

     In conjunction with Ameren's acquisition of CILCORP, CILCORP's long-term debt was recorded at fair value. This resulted in recognition of fair value related adjustment increases of $71 million related to CILCORP's 9.375% senior bonds due 2029 and $40 million related to its 8.70% senior notes due 2009. Amortization related to these fair value adjustments was approximately $7 million for the year ended December 31, 2003, and was included in interest expense in the Consolidated Statements of Income for Ameren and CILCORP.

     In September 2003, CILCORP repurchased, prior to maturity, $13 million in principal amount of its 9.375% senior bonds and $27 million in principal amount of its 8.70% senior notes. Premiums paid to repurchase these bonds, and bonds retired by CILCO as described below, resulted in an aggregate reduction of the fair value adjustments recorded upon acquisition of $8 million. CILCORP repurchased these senior bonds and notes through a direct loan from Ameren.

CILCO

     In February 2003, CILCO repaid $25 million in principal amount of its 6.82% Series medium-term notes on their maturity date. In April 2003, three series of CILCO's first mortgage bonds were redeemed prior to maturity. These redemptions included CILCO's $65 million principal amount 8 1/5% Series due January 15, 2022, at a redemption price of 103.29%, and two 7.80% Series totaling $10 million in principal amount due February 9, 2023, at a redemption price of 103.90%. In August 2003, CILCO repaid two bank loans totaling $5 million prior to their scheduled maturity dates. In July 2003, a series of CILCO preferred stock was reduced by $1 million as a result of a mandatory sinking fund provision. CILCO repaid its $100 million term loan facility in February 2004. All redemptions and repayments were made with available cash, direct borrowings from Ameren, and borrowings from the utility money pool.

Medina Valley

     In June 2003, Medina Valley repaid, prior to maturity, with funds borrowed from the non state-regulated subsidiary money pool, a $36 million secured term loan with an effective interest rate of 7.65% and terminated two related interest rate swaps at a total redemption cost of $44 million. This repayment eliminated the outstanding bank debt at Medina Valley.

Amortization of Debt Issuance Costs and Associated Premiums and Discounts

     The following table presents the amortization of debt issuance costs and any premium or discounts included in interest expense for the Ameren Companies for the three years ended December 31, 2003, 2002, and 2001, respectively:


   ===================================================================================================================
                                                         2003                  2002                   2001
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a).....................................      $   10                $    8                 $    5
   UE............................................           4                     4                      3
   CIPS..........................................           1                     1                      1
   Genco.........................................           1                     1                      1
   CILCORP(b) ...................................           1                     1                      1
   CILCO(c)......................................           1                     1                      -
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) 2002 and 2001 amounts represent predecessor information. January 2003 predecessor amounts were zero. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (c) CILCO's financial statements are presented on a historical basis of accounting for all periods presented. See Note 1 - Summary of Significant Accounting Policies for further information.

Indenture Provisions and Other Covenants

UE

     UE's indenture agreements and Articles of Incorporation include covenants and provisions which must be complied with in order to issue first mortgage bonds and preferred stock. UE must comply with earnings tests contained in its respective mortgage indenture and Articles of Incorporation. For the issuance of additional first mortgage bonds, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. At December 31, 2003, UE had a coverage ratio of 9.1 times the annual interest charges on the first mortgage bonds outstanding, which would permit UE to issue an additional $4.2 billion of first mortgage bonds. For the issuance of additional preferred stock, earnings coverage of at least 2.5 times the annual dividend on preferred stock outstanding and to be issued is required under UE's Articles of Incorporation. As of December 31, 2003, UE had a coverage ratio of
74.2 times the annual dividend on preferred stock outstanding which would permit UE to issue an additional $2.4 billion in preferred stock. The ability to issue such securities in the future will depend on such tests at that time.

     In addition, UE's mortgage indenture contains certain provisions which restrict the amount of common dividends that can be paid by UE. Under this mortgage indenture, $31 million of total retained earnings was restricted against payment of common dividends, except those payable in common stock, leaving $1.6 billion of free and unrestricted retained earnings at December 31, 2003.

CIPS

     CIPS' indenture agreements and Articles of Incorporation include covenants which must be complied with in order to issue first mortgage bonds and preferred stock. CIPS must comply with earnings tests contained in its respective mortgage indenture and Articles of Incorporation. For the issuance of additional first mortgage bonds, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. As of December 31, 2003, CIPS had a coverage ratio of 2.5 times the annual interest charges for one year on the aggregate amount of bonds outstanding, and subsequently, had the availability to issue an additional $66 million of first mortgage bonds. For the issuance of additional preferred stock, earnings coverage of 1.5 times annual interest charges on all long-term debt and preferred stock dividends is required under CIPS' Articles of Incorporation. As of December 31, 2003, CIPS had a coverage ratio of 1.8 times the sum of the annual interest charges and dividend requirements on all long-term debt and preferred stock outstanding as of December 31, 2003, and consequently had the availability to issue an additional $109 million of preferred stock. The ability to issue such securities in the future will depend on coverage ratios at that time.

Genco

     Genco's senior note indenture includes provisions that require it to maintain a senior debt service coverage ratio of at least 1.8 to 1 (for both the prior four fiscal quarters and for the next succeeding four six-month periods) in order to pay dividends to Ameren or to make payments of principal or interest under certain subordinated indebtedness excluding amounts payable under its intercompany note payable with CIPS. For the four quarters ended December 31, 2003, this ratio was 3.8 to 1. In addition, the indenture also restricts Genco from incurring any additional indebtedness, with the exception of certain permitted indebtedness as defined in the indenture, unless its senior debt service coverage ratio equals at least 2.5 to 1 for the most recently ended four fiscal quarters and its senior debt to total capital ratio would not exceed 60%, both after giving effect to the additional indebtedness on a pro-forma basis. This debt incurrence requirement is disregarded in the event certain rating agencies reaffirm the ratings of Genco after considering the additional indebtedness. As of December 31, 2003, Genco's senior debt to total capital was 53%.

CILCORP

     Covenants in CILCORP's indenture governing its $475 million (original issuance amount) senior notes and bonds require CILCORP to maintain a debt to capital ratio of no greater than 0.67 to 1 and an interest coverage ratio of at least 2.2 to 1 in order to make any payment of dividends or intercompany loans to affiliates other than to its direct and indirect subsidiaries including CILCO. However, in the event CILCORP is not in compliance with these tests, CILCORP may make such payments of dividends or intercompany loans if its senior long-term debt rating is at least BB+ from S&P, Baa2 from Moody's and BBB from Fitch. At December 31, 2003, CILCORP's debt to capital ratio was 0.6 to 1 and its interest coverage ratio was 3.0 to 1, calculated in accordance with related provisions in this indenture. The common stock of CILCO is pledged as security to the holders of these senior notes and bonds.

CILCO

     CILCO must maintain investment grade ratings for its first mortgage bonds from at least two of S&P, Moody's and Fitch. CILCO's current senior secured debt ratings from these rating agencies is A-, A2 and A, respectively. CILCO had restrictions on the payment of dividends and its ability to otherwise make distributions with respect to its common stock as a result of its $100 million bank term loan. This loan was repaid in February 2004.

Off-Balance Sheet Arrangements

     At December 31, 2003, neither Ameren nor any of its subsidiaries had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. Neither Ameren nor any of its subsidiaries expects to engage in any significant off-balance sheet financing arrangements in the near future.

NOTE 7 - Restructuring Charges and Other Special Items

2003

     Ameren and UE recorded a pre-tax coal contract settlement gain of $51 million in 2003. This gain represented a return of coal costs plus accrued interest accumulated by a coal supplier for reclamation of a coal mine that supplied a UE power plant. UE entered into a settlement agreement with the coal supplier to return the accumulated reclamation funds, which will be paid to UE ratably through December 2004. Ameren's and UE's accounts receivable balance related to this settlement at December 31, 2003 was $36 million.

     CILCO recorded $21 million in acquisition integration costs in 2003. These costs represented write-offs of software deemed of no ongoing benefit as of the acquisition date ($13 million), severance and relocation costs ($5 million), and an increase in the bad debt reserve ($3 million) related to one customer for which there was significant concern from a collection standpoint at the acquisition date. These amounts were offset against goodwill at CILCORP through purchase accounting and, therefore, there was no impact to Ameren's Consolidated Statement of Income.

2002

     Ameren recorded voluntary employee retirement and other restructuring charges of $92 million in 2002. These charges included a voluntary retirement program charge of $75 million based on voluntary retirements of approximately 550 employees. Of the $75 million charge, UE recorded $51 million, CIPS recorded $14 million, Genco recorded $8 million and other Ameren companies recorded $2 million. These charges primarily related to special termination benefits associated with our pension and postretirement benefit plans. Most of the employees who voluntarily retired accepted retirement in 2002 and left Ameren in early 2003.

     In addition, in 2002, Ameren recorded a charge of approximately $17 million primarily associated with the retirement of 343 megawatts of rate-regulated generating capacity at UE's Venice, Illinois plant and temporary suspension of operations of two coal-fired generating units (126 megawatts) at Genco's Meredosia, Illinois plant.


NOTE 8 - Other Income and Deductions

     The following table presents Other Income and Deductions for each of the Ameren Companies for the years ended December 31, 2003, 2002, and 2001:


   ===================================================================================================================
                                                                      2003              2002                2001
   -------------------------------------------------------------------------------------------------------------------
   Ameren:(a)
   Miscellaneous income:
     Interest and dividend income.............................      $    10          $     8              $     4
     Gain on disposition of property .........................            -                3                    5
     Contribution in aid of construction......................            1                1                    7
     Allowance for equity funds used during construction......            4                6                   13
     Other....................................................           12                3                    6
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.................................      $    27          $    21              $    35
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
     Minority interest in subsidiary..........................      $    (7)         $   (14)             $    (4)
     Loss on disposition of property..........................           (1)               -                   (2)
     Donations, including 2002 UE electric rate settlement....           (5)             (26)                  (1)
     Other....................................................           (9)             (10)                  (9)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense................................      $   (22)         $   (50)             $   (16)
   ===================================================================================================================
   UE:
   Miscellaneous income:
     Interest and dividend income.............................      $     7          $     2              $     8
     Equity in earnings of subsidiary.........................            7               14                    4
     Gain on disposition of property..........................            -                3                    2
     Contribution in aid of construction......................            -                -                    3
     Allowance for equity funds used during construction......            4                5                   13
     Other....................................................            5                7                   14
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.................................      $    23          $    31              $    44
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
     Donations, including 2002 electric rate settlement.......      $    (2)         $   (26)             $    (1)
     Other....................................................           (5)              (9)                  (7)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense................................      $    (7)         $   (35)             $    (8)
   ===================================================================================================================
   CIPS:
   Miscellaneous income:
     Interest and dividend income.............................      $    27          $    31              $    37
     Equity in earnings of subsidiary.........................            -                1                    2
     Contribution in aid of construction......................            -                1                    4
     Allowance for equity funds used during construction......            -                1                    -
     Other....................................................            -                -                    1
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.................................      $    27          $    34              $    44
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
     Other....................................................      $    (3)         $    (2)             $    (1)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense................................      $    (3)         $    (2)             $    (1)
   -------------------------------------------------------------------------------------------------------------------

                                      139


   -------------------------------------------------------------------------------------------------------------------
                                                                      2003              2002                2001
   -------------------------------------------------------------------------------------------------------------------
   Genco:
   Miscellaneous income:
     Other....................................................       $    3           $    -              $     5
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.................................       $    3           $    -              $     5
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
     Other....................................................       $   (1)          $   (1)             $     -
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense................................       $   (1)          $   (1)             $     -
   ===================================================================================================================
   CILCORP:(b)
   Miscellaneous income:
     Interest and dividend income.............................       $    1           $    -              $     -
     Other....................................................            -                3                    5
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.................................       $    1           $    3              $     5
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
     Company-owned life insurance.............................       $   (2)          $   (1)             $    (1)
     Other....................................................           (1)              (1)                  (2)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense................................       $   (3)          $   (2)             $    (3)
   ===================================================================================================================
   CILCO:(c)
   Miscellaneous income:
     Other....................................................       $    -           $    2              $     1
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income.................................       $    -           $    2              $     1
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
     Company-owned life insurance.............................       $   (2)          $   (1)             $    (1)
     Other....................................................           (2)              (1)                  (1)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense................................       $   (4)          $   (2)             $    (2)
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) 2002 amounts represent predecessor information. January 2003 predecessor amounts were zero. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (c) CILCO's financial statements are presented on a historical basis of accounting for all periods presented. See Note 1 - Summary of Significant Accounting Policies for further information.

NOTE 9 - Derivative Financial Instruments

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

     In addition, we may purchase additional power, again within risk management guidelines, in anticipation of power requirements and future price changes. Certain derivative contracts we enter into on a regular basis as part of our power risk management program do not qualify for hedge accounting or the normal purchase and sale exceptions under SFAS No. 133. Accordingly, these contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our power risk management program may be settled by either physical delivery or net settled with the counterparty.

Cash Flow Hedges

     We routinely enter into forward purchase and sales contracts for electricity based on forecasted levels of economic generation and customer requirements. The relative balance between customer requirements and economic generation varies throughout the year. The contracts typically cover a period of 12 months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. The mark-to-market value of cash flow hedges will continue to fluctuate with changes in market prices up to contract expiration.

     The following table presents balances in certain accounts for cash flow hedges as of December 31, 2003 and 2002:


   ===================================================================================================================
                                                 Ameren(a)      UE     CIPS      Genco       CILCORP        CILCO
   -------------------------------------------------------------------------------------------------------------------
   2003:
   Balance Sheet:
     Other assets.............................      $  16     $  2    $  1       $  6        $   -           $  6
     Other deferred credits and liabilities...          4        3       -          1            -              -
   Accumulated OCI:
     Power forwards(b)........................          3        -       -          3            -              -
     Interest rate swaps(c)...................          5        -       -          5            -              -
     Gas swaps and futures contracts(d).......          6        -       1          -            -              5
     Call options(e)..........................          2        2       -          -            -              -
   ===================================================================================================================
   2002:
   Balance Sheet:
     Other assets.............................      $   8     $  7    $  -       $  1        $  -            $ 2
     Other deferred credits and liabilities...          1        1       -          -           -              1
   Accumulated OCI:
     Power forwards(b)........................          1        1       -          -           -              -
     Interest rate swaps(c)...................          5        -       -          5           -              -
     Gas swaps and future contracts(d)........          2        1       -          -           -              1
     Call options(e)..........................          6        6       -          -           -              -
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) Represents the mark-to-market value for the hedged portion of electricity price exposure for periods generally less than one year. Certain contracts designated as hedges of electricity price exposure have terms up to five years.
     (c) Represents a gain associated with interest rate swaps at Genco that were a partial hedge of the interest rate on debt issued in June 2002. The swaps cover the first 10 years of debt that has a 30-year maturity and the gain in OCI is amortized over a 10-year period that began in June 2002.
     (d) Represents a gain associated with natural gas swaps and futures contracts. The swaps are a partial hedge of our natural gas requirements through October 2006. CILCORP and CILCO amounts represent a gain associated with a partial hedge of natural gas requirements through March 2007.
     (e) Represents the mark-to-market gain of two call options accounted for as cash flow hedges for coal held with two suppliers. One of these options to purchase coal expired in October 2003 and the other option expires in July 2005. The final value of the options will be recognized as a reduction in fuel costs as the hedged coal is burned.

     The pre-tax net gain or loss on power forward derivative instruments included in Other Income and Deductions at UE and Genco, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was less than a $1 million loss for both UE and Genco for the year ended December 31, 2003 (2002 - $2 million loss for UE, $1 million loss for Genco).

Other Derivatives

     The following table represents the net change in market value of option transactions, which are used to manage our positions in SO2 allowances, coal, heating oil and electricity or power. Certain of these transactions are treated as non-hedge transactions under SFAS No. 133. The net change in the market value of SO2 options is recorded in Operating Revenues - Electric, while the net change in the market value of coal, heating oil and electricity or power options is recorded as Operating Expenses - Fuel and Purchased Power.



   ===================================================================================================================
                          Gains (Losses)(a)                              2003             2002             2001
   -------------------------------------------------------------------------------------------------------------------
     SO2 options:
       Ameren(b)..................................................      $    1           $    2           $   (1)
       UE.........................................................          (2)               3               (1)
       CIPS.......................................................           -                -                -
       Genco......................................................           3               (1)               -
       CILCORP(c).................................................           -                -                -
       CILCO(c)(d)................................................           -                -                -
   -------------------------------------------------------------------------------------------------------------------
     Coal options:
       Ameren(b)..................................................           1                1                -
       UE.........................................................           2                1               (2)
       CIPS.......................................................           -                -                -
       Genco......................................................           -                -                -
       CILCORP(c).................................................           -                -                -
       CILCO(c)(d)................................................           -                -                -
   -------------------------------------------------------------------------------------------------------------------
     Power options:
       Ameren(b)..................................................           -                2                -
       UE.........................................................           -                1                -
       CIPS.......................................................           -                -                -
       Genco......................................................           -                1                -
       CILCORP(c).................................................           -                -                -
       CILCO(c)(d)................................................           -                -                -
   ===================================================================================================================

     (a) Heating oil option gains and losses were less than $1 million for all periods shown above.
     (b) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (c) 2002 and 2001 amounts represent predecessor information. January 2003 predecessor amounts were zero.
     (d) CILCO's financial statements are presented on a historical basis of accounting for all periods presented. See Note 1 - Summary of Significant Accounting Policies for further information.

NOTE 10 - Stockholder Rights Plan and Preferred Stock

Stockholder Rights Plan

     In October 1998, Ameren's Board of Directors approved a share purchase rights plan designed to assure stockholders of fair and equal treatment in the event of a proposed takeover. The rights will be exercisable only if a person or group acquires 15% or more of Ameren's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each right will entitle the holder to purchase one one-hundredth of a newly issued preferred stock at an exercise price of $180. If a person or group acquires 15% or more of Ameren's outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right's then-current exercise price, a number of Ameren's common shares having a market value of twice such price. In addition, if Ameren is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of our outstanding common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. The acquiring person or group will not be entitled to exercise these rights. The SEC approved the plan under the PUHCA in December 1998. The rights were issued as a dividend payable January 8, 1999, to stockholders of record on that date. These rights expire in 2008. One right will accompany each new share of Ameren common stock issued prior to such expiration date.

Preferred Stock

     All classes of UE's, CIPS' and CILCO's preferred stock are entitled to cumulative dividends and have voting rights. Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no shares outstanding. CIPS has
2.6 million shares of no par value preferred stock authorized, with no shares outstanding. UE has 7.5 million shares authorized of $1 par value preference stock and CILCO has 2.0 million shares authorized of no par value preference stock. No shares of preference stock have been issued.

     The following table presents the outstanding preferred stock of UE, CIPS and CILCO that is not subject to mandatory redemption and is entitled to cumulative dividends and is redeemable, at the option of the issuer, at the prices presented as of December 31, 2003 and 2002:


   ===================================================================================================================
                                                           Redemption Price           2003                2002
                                                             (per share)
   -------------------------------------------------------------------------------------------------------------------
   UE:
   Without par value and stated value of $100 per
       share, 25 million shares authorized
       $7.64 Series        330,000 shares..............      $   103.82(a)        $    33              $   33
       $5.50 Series A       14,000 shares..............          110.00                 1                   1
       $4.75 Series         20,000 shares..............          102.176                2                   2
       $4.56 Series        200,000 shares..............          102.47                20                  20
       $4.50 Series        213,595 shares..............          110.00(b)             21                  21
       $4.30 Series         40,000 shares..............          105.00                 4                   4
       $4.00 Series        150,000 shares..............          105.625               15                  15
       $3.70 Series         40,000 shares..............          104.75                 4                   4
       $3.50 Series        130,000 shares..............          110.00                13                  13
   -------------------------------------------------------------------------------------------------------------------
   Total...............................................                           $   113              $  113
   ===================================================================================================================
   CIPS:
   With par value of $100 per share, 2 million shares
       authorized
       4.00% Series        150,000 shares..............      $   101.00           $    15              $   15
       4.25% Series         50,000 shares..............          102.00                 5                   5
       4.90% Series         75,000 shares..............          102.00                 8                   8
       4.92% Series         50,000 shares..............          103.50                 5                   5
       5.16% Series         50,000 shares..............          102.00                 5                   5
       1993 Auction        300,000 shares..............          100.00                 -                  30
       6.625% Series       125,000 shares..............          100.00                12                  12
   -------------------------------------------------------------------------------------------------------------------
   Total...............................................                           $    50              $   80
   ===================================================================================================================
   CILCO:(c)
   With par value of $100 per share, 1.5 million
       shares authorized
       4.50% Series        111,264 shares..............      $   110.00           $    11              $   11
       4.64% Series         79,940 shares..............          102.00                 8                   8
   -------------------------------------------------------------------------------------------------------------------
       Total...........................................                           $    19              $   19
   Less:  CILCO balances prior to acquisition date.....                           $     -              $  (19)
   ===================================================================================================================
   Total Ameren........................................                           $   182              $  193
   ===================================================================================================================

     (a)  Beginning February 15, 2003, declining to $100 per share in 2012.
     (b)  In the event of voluntary liquidation, $105.50.
     (c) Prior to the acquisition date of CILCORP on January 31, 2003, the 4.50% Series was $11 million and the 4.64% Series was $8 million.

     The following table presents the outstanding preferred stock of CILCO that is subject to mandatory redemption, is entitled to cumulative dividends and is redeemable, at a determinable price on a fixed date or dates, at the prices presented as of December 31, 2003 and 2002, respectively:


   ===================================================================================================================
                                                           Redemption Price
                                                             (per share)              2003                2002
   -------------------------------------------------------------------------------------------------------------------
   CILCO:(a)(b)
   Without par value and stated value of $100 per
       share, 3.5 million shares authorized
       5.85% Series         220,000 shares.............      $   100.00(c)           $ 21                $ 22
   ===================================================================================================================

     (a) Beginning July 1, 2003, this preferred stock became redeemable, at the option of CILCO, at $100 per share. A mandatory redemption fund was established on July 1, 2003. The fund provides for the redemption of 11,000 shares for $1.1 million on July 1 of each year through July 1, 2007. On July 1, 2008, the remaining shares outstanding will be retired for $16.5 million.
     (b) Prior to the acquisition of CILCORP on January 31, 2003, the 5.85% Series was $22 million.
     (c) In the event of voluntary or involuntary liquidation, the stockholder receives $100 per share plus accrued dividends.

NOTE 11 - Retirement Benefits

     We have defined benefit and postretirement benefit plans covering substantially all employees of UE, CIPS, CILCORP, CILCO and Ameren Services and certain employees of Resources Company and its subsidiaries, including Genco. Ameren uses a measurement date of December 31 for its pension and postretirement benefit plans.

Investment Strategy and Return on Asset Assumption

     The primary objective of the Ameren Retirement Plan and postretirement benefit plans is to provide eligible employees with pension and postretirement healthcare benefits. Ameren manages plan assets in accordance with the "prudent investor" guidelines contained in the ERISA. Ameren's goal is to earn the highest possible return on plan assets consistent with its tolerance for risk. Ameren delegates investment management to specialists in each asset class and where appropriate, provides the investment manager with specific guidelines which include allowable and/or prohibited investment types. Ameren regularly monitors manager performance and compliance with investment guidelines.

     The expected return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and for the effect of expenses paid from plan assets.

Pension

     Pension benefits are based on the employees' years of service and compensation. Our plans are funded in compliance with income tax regulations and federal funding requirements.

     The following table presents the cash contributions made to our defined benefit retirement plan qualified trusts during 2003 and 2002.


   ===================================================================================================================
                                                                                 2003                  2002
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a)..........................................................         $   25                $    31
   UE.................................................................             18                     23
   CIPS...............................................................              4                      4
   Genco..............................................................              3                      4
   CILCORP(b).........................................................              -                      1
   CILCO..............................................................              -                      1
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
     (b) 2002 amounts represent predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     A minimum pension liability was recorded at December 31, 2002, which resulted in an after-tax charge to OCI and a reduction in stockholders' equity of $102 million. At December 31, 2003, the minimum pension liability was reduced, resulting in OCI of $46 million and an increase in stockholders' equity. The following table presents the minimum pension liability amounts, after taxes, as of December 31, 2003 and 2002:


   ===================================================================================================================
                                                                                 2003                  2002
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a)..........................................................         $    56               $  102
   UE.................................................................              34                   62
   CIPS...............................................................               7                   13
   Genco..............................................................               4                    6
   CILCORP(b).........................................................               -                   60
   CILCO..............................................................              13                   30
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
     (b) 2002 amounts represent predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances. CILCORP's 2002 minimum pension liability was reduced to zero in 2003 as a result of purchase accounting adjustments.

     The following tables present the funded status of our pension plans for the years ended December 31, 2003 and 2002:


   ===================================================================================================================
   2003:                                                                                            Ameren(a)
   -------------------------------------------------------------------------------------------------------------------
   Change in benefit obligation:
       Projected benefit obligation at beginning of year...................................        $    1,587
       Service cost........................................................................                37
       Interest cost.......................................................................               128
       Plan amendments.....................................................................                20
       Actuarial loss......................................................................               123
       Addition from CILCO.................................................................               355
       Special termination benefits........................................................                 2
       Benefits paid.......................................................................              (163)
   -------------------------------------------------------------------------------------------------------------------
   Projected benefit obligation at end of year.............................................             2,089
   -------------------------------------------------------------------------------------------------------------------
   Change in plan assets:
       Fair value of plan assets at beginning of year......................................             1,059
       Actual return on plan assets........................................................               283
       Addition from CILCO.................................................................               236
       Employer contributions..............................................................                25
       Benefits paid(b)....................................................................              (160)
   -------------------------------------------------------------------------------------------------------------------
   Fair value of plan assets at end of year................................................             1,443
   -------------------------------------------------------------------------------------------------------------------
   Funded status - deficiency..............................................................               646
   Unrecognized net actuarial loss.........................................................              (267)
   Unrecognized prior service cost.........................................................               (80)
   Unrecognized net transition asset.......................................................                 2
   -------------------------------------------------------------------------------------------------------------------
   Accrued pension cost at December 31, 2003...............................................        $      301
   ===================================================================================================================


   ===================================================================================================================
   2002:                                                               Ameren(a)        CILCORP(c)          CILCO
   -------------------------------------------------------------------------------------------------------------------
   Change in benefit obligation:
       Projected benefit obligation at beginning of year.....        $   1,418            $  320          $  320
       Service cost..........................................               33                 4               4
       Interest cost.........................................              103                22              22
       Actuarial loss........................................               64                31              31
       Special termination benefits(d).......................               65                 -               -
       Benefits paid.........................................              (96)              (24)            (24)
   -------------------------------------------------------------------------------------------------------------------
   Projected benefit obligation at end of year...............            1,587               353             353
   -------------------------------------------------------------------------------------------------------------------
   Change in plan assets:
       Fair value of plan assets at beginning of year........            1,225               284             284
       Actual return on plan assets..........................             (101)              (19)            (19)
       Employer contributions................................               31                 1               1
       Benefits paid.........................................              (96)              (24)            (24)
   -------------------------------------------------------------------------------------------------------------------
   Fair value of plan assets at end of year..................            1,059               242             242
   -------------------------------------------------------------------------------------------------------------------
   Funded status - deficiency................................              528               111             111
   Unrecognized net actuarial loss...........................             (324)             (130)            (80)
   Unrecognized prior service cost...........................              (68)                -               -
   Unrecognized net transition asset.........................                3                 -              (3)
   -------------------------------------------------------------------------------------------------------------------
   Accrued pension cost at December 31, 2002.................        $     139            $  (19)         $   28
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.

     (b)  Excludes amounts paid from company funds.
     (c)  Represents predecessor information.
     (d) Special termination benefits for 2002 represent the enhanced improvement in benefits provided to the approximate 550 employees who voluntarily retired in 2002. See also Note 7 - Restructuring Charges and Other Special Items for further information.

     The following table presents the assumptions used to determine benefit obligations at December 31, 2003 and 2002:


   ===================================================================================================================
                                                                                          2003             2002
   --------------------------------------------------------------------------------- ---------------- ----------------
   Ameren, UE, CIPS and Genco:
   Discount rate at measurement date...............................................        6.25%            6.75%
   Increase in future compensation.................................................        3.25             3.75
   ===================================================================================================================
   CILCORP(a) and CILCO:
   Discount rate at measurement date...............................................           -             6.25%
   Increase in future compensation.................................................           -             3.50
   ===================================================================================================================

     (a)  Represents predecessor information for 2002.

     Based on our assumptions at December 31, 2003, and in order to maintain minimum funding levels for our pension plan, we expect to be required under ERISA to fund an average of approximately $115 million annually from 2005 through 2008 assuming the passage of a law which would be retroactive to January 1, 2004, to extend the temporary interest rate relief. We expect UE's, CIPS', Genco's and CILCO's portion of the 2005 to 2008 funding requirements to be approximately 65%, 10%, 10% and 15%, respectively. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, any pertinent changes in government regulations and any prior voluntary contributions.

     The following tables present the amounts recorded in the Consolidated Balance Sheets as of December 31, 2003 and 2002:


   ===================================================================================================================
   2003:                                                                                       Ameren(a)
   ------------------------------------------------------------------------------------------------------------------
   Accrued pension liability.................................................                $     477
   Prepaid benefit cost......................................................                        -
   Intangible asset..........................................................                      (85)
   Accumulated OCI...........................................................                      (91)
   ------------------------------------------------------------------------------------------------------------------
   Accrued pension cost at December 31, 2003.................................                $     301
   ===================================================================================================================

   ===================================================================================================================
   2002:                                                         Ameren(a)         CILCORP(b)            CILCO
   ------------------------------------------------------------------------------------------------------------------
   Accrued pension liability...........................         $  377             $    107              $   85
   Prepaid benefit cost................................              -                  (25)                 (3)
   Intangible asset....................................            (74)                   -                  (4)
   Accumulated OCI.....................................           (164)                (101)                (50)
   ------------------------------------------------------------------------------------------------------------------
   Accrued pension cost at December 31, 2002...........         $  139             $    (19)             $   28
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b)  Represents predecessor information.

     The following table presents our pension plan asset categories as of December 31, 2003 and 2002 and our target allocations for 2004:


   ===================================================================================================================
                                                                                    Percentage of Plan Assets at
                                                             Target                         December 31,
                      Asset                                Allocation               ----------------------------------
                     Category                                 2004                    2003               2002
   -------------------------------------------------------------------------------------------------------------------
   Equity securities...........................             40% - 80%                  63%               59%
   Debt securities.............................             18 - 55                    31                37
   Real estate.................................              0 - 6                      4                 3
   Other.......................................              0 - 4                      2                 1
   -------------------------------------------------------------------------------------------------------------------
   Total ......................................                                       100%              100%
   ===================================================================================================================

     The following table presents the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets at December 31, 2003 and 2002:


   ===================================================================================================================
                                                                  2003                             2002
   -------------------------------------------------------------------------------------------------------------------
   Projected benefit obligation................                $   2,089                       $   1,587
   Accumulated benefit obligation..............                    1,919                           1,436
   Fair value of plan assets...................                    1,443                           1,059
   ===================================================================================================================

     The following table presents the components of the net periodic pension benefit cost during 2003, 2002 and 2001:


   ===================================================================================================================
   2003:                                                                                  Ameren(a)
   -------------------------------------------------------------------------------------------------------------------
   Service cost.......................................................                    $      37
   Interest cost......................................................                          128
   Expected return on plan assets.....................................                         (124)
   Amortization of:
       Transition asset...............................................                           (1)
       Prior service cost.............................................                            9
       Actuarial loss.................................................                            7
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost..........................................                           56
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost, including special termination benefits..                    $      58
   ===================================================================================================================

   ===================================================================================================================
   2002:                                                                    Ameren(a)     CILCORP(b)        CILCO
   -------------------------------------------------------------------------------------------------------------------
   Service cost.......................................................      $   33           $   4          $   4
   Interest cost......................................................         103              22             22
   Expected return on plan assets.....................................        (114)            (25)           (25)
   Amortization of:
       Transition asset...............................................          (1)              -             (1)
       Prior service cost.............................................           9               -              1
       Actuarial (gain) loss..........................................         (12)              1              -
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost..........................................          18               2              1
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost, including special termination benefits..      $   83           $   2          $   1
   ===================================================================================================================
   ===================================================================================================================
   2001:                                                                    Ameren(a)     CILCORP(b)        CILCO
   -------------------------------------------------------------------------------------------------------------------
   Service cost.......................................................      $   32           $   3          $   3
   Interest cost......................................................         100              22             22
   Expected return on plan assets.....................................        (115)            (27)           (27)
   Amortization of:
       Transition asset...............................................          (1)              -             (1)
       Prior service cost.............................................           9               -              1
       Actuarial gain.................................................         (21)              -             (2)
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost..........................................           4              (2)            (4)
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost, including special termination benefits..      $    4           $  (2)         $  (4)
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b)  Represents predecessor information.

     Prior service cost is amortized on a straight-line basis over the average future service of active plan participants benefiting under the plan. The net actuarial (gain) loss subject to amortization is amortized on a straight-line basis over ten years.

     UE, CIPS, Genco, CILCORP and CILCO are participants in Ameren's plans and are responsible for their proportional share of the costs. The following table presents the pension costs incurred for the years ended December 31, 2003, 2002, and 2001:


   ===================================================================================================================
                                                                               2003           2002          2001
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a).............................................................      $ 56          $  18         $   4
   UE....................................................................        35             12             3
   CIPS..................................................................         7              3             1
   Genco.................................................................         5              2             -
   CILCORP(b)............................................................         7              2            (2)
   CILCO.................................................................        17              1            (4)
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
     (b) Includes predecessor information for periods prior to the acquisition date of January 31, 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     The expected pension benefit payments from qualified trust and company funds, which reflect expected future service, are as follows:


   ===================================================================================================================
                                            Pension from Qualified Trust             Pension from Company Funds
   -------------------------------------------------------------------------------------------------------------------
   2004..............................         $     125                                     $     2
   2005..............................               122                                           2
   2006..............................               127                                           2
   2007..............................               130                                           2
   2008..............................               134                                           2
   2009 - 2013.......................               745                                           8
   ===================================================================================================================

     The following table presents the assumptions used to determine net periodic benefit cost for the years ended December 31, 2003, 2002, and 2001:


   ===================================================================================================================
                                                                                2003           2002           2001
   -------------------------------------------------------------------------------------------------------------------
   Ameren, UE, CIPS and Genco:
   Discount rate at measurement date....................................        6.75%           7.25%        7.50%
   Expected return on plan assets.......................................        8.50            8.50         8.50
   Increase in future compensation......................................        3.75            4.25         4.50
   ===================================================================================================================
   CILCORP(a) and CILCO:
   Discount rate at measurement date....................................          -             7.00%        7.75%
   Expected return on plan assets.......................................          -             9.00         9.00
   Increase in future compensation......................................          -             3.50         3.50
   ===================================================================================================================

     (a)  Represents predecessor information for 2002 and 2001.

Postretirement

     Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association trusts (VEBA) to match the annual postretirement expense.

     The  following   table  presents  the  cash   contributions   made  to  our
postretirement plan during 2003. We made cash contributions of $74 million in 2002. We expect to make contributions of approximately $80 million during 2004.

   ===================================================================================================================
                                                                                                       2003
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a)...........................................................................             $   70
   UE..................................................................................                 42
   CIPS................................................................................                  6
   Genco...............................................................................                  2
   CILCORP(b)..........................................................................                  6
   CILCO...............................................................................                  6
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
     (b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     The following tables present the funded status of Ameren's postretirement benefit plans at December 31, 2003 and 2002:


   ==================================================================================================================
   2003:                                                                                 Ameren(a)
   ------------------------------------------------------------------------------------------------------------------
   Change in benefit obligation:
      Net benefit obligation at beginning of year................                       $     771
      Service cost...............................................                              13
      Interest cost..............................................                              62
      Employee contributions.....................................                               3
      Actuarial loss.............................................                              62
      Addition from CILCO........................................                             156
      Benefits paid..............................................                             (54)
   -------------------------------------------------------------------------------------------------------------------
   Net benefit obligation at end of year                                                    1,013
   -------------------------------------------------------------------------------------------------------------------
   Change in plan assets :
      Fair value of plan assets at beginning of year.............                             309
      Actual return on plan assets...............................                              62
      Addition from CILCO........................................                              33
      Employer contributions.....................................                              70
      Employee contributions.....................................                               3
      Benefits paid(b)...........................................                             (54)
   -------------------------------------------------------------------------------------------------------------------
   Fair value of plan assets at end of year                                             $     423
   -------------------------------------------------------------------------------------------------------------------
   Funded status - deficiency....................................                       $     590
   Unrecognized net actuarial loss...............................                            (392)
   Unrecognized prior service cost...............................                              43
   Unrecognized net transition obligation(c).....................                             (19)
   -------------------------------------------------------------------------------------------------------------------
   Postretirement benefit liability at December 31, 2003.........                       $     222
   ===================================================================================================================

   ===================================================================================================================
   2002:                                                              Ameren(a)        CILCORP(d)          CILCO
   -------------------------------------------------------------------------------------------------------------------
   Change in benefit obligation:
      Net benefit obligation at beginning of year................       $  701           $   117          $  117
      Service cost...............................................           26                 2               2
      Interest cost..............................................           51                10              10
      Employee contributions.....................................            2                 -               -
      Plan amendments(e).........................................         (186)                -               -
      Actuarial loss.............................................          211                36              36
      Special termination benefits(f)............................            8                 -               -
      Benefits paid..............................................          (42)               (9)             (9)
   -------------------------------------------------------------------------------------------------------------------
   Net benefit obligation at end of year.........................          771               156             156
   -------------------------------------------------------------------------------------------------------------------
   Change in plan assets:
      Fair value of plan assets at beginning of year.............          300                41              41
      Actual return on plan assets...............................          (26)               (3)             (3)
      Employer contributions.....................................           74                 5               5
      Employee contributions.....................................            2                 -               -
      Benefits paid(b)...........................................          (41)               (9)             (9)
   -------------------------------------------------------------------------------------------------------------------
   Fair value of plan assets at end of year......................          309                34              34
   -------------------------------------------------------------------------------------------------------------------
   Funded status - deficiency....................................          462               122             122
   Unrecognized net actuarial loss...............................         (389)              (61)            (62)
   Unrecognized prior service cost...............................           47                 -               -
   Unrecognized net transition obligation(c).....................          (21)                -             (19)
   -------------------------------------------------------------------------------------------------------------------
   Postretirement benefit liability at December 31, 2002.........       $   99           $    61          $   41
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b)  Excludes amounts paid from company funds.
     (c) Ameren's transition obligation at December 31, 2003, is being amortized over the next 11 years.
     (d)  Represents predecessor information.
     (e) Plan amendments represent a favorable change to our net benefit obligation and relate to increasing retiree premiums and placing limits on healthcare benefits.
     (f) Special termination benefits for 2002 represent the enhanced improvement in benefits provided to the approximate 550 employees who voluntarily retired in 2002. See also Note 7 - Restructuring Charges and Other Special Items for further information.

          The following table presents the assumptions used to determine the benefit obligations at December 31, 2003 and 2002:


   ===================================================================================================================
                                                                                           2003             2002
   -------------------------------------------------------------------------------------------------------------------
   Ameren, UE, CIPS and Genco:
   Discount rate at measurement date..............................................         6.25%            6.75%
   Medical cost trend rate (initial)..............................................         9.00            10.00
   Medical cost trend rate (ultimate).............................................         5.00             5.00
   ===================================================================================================================
   CILCORP(a) and CILCO:
   Discount rate at measurement date..............................................             -            7.00%
   Medical cost trend rate (initial)..............................................             -           11.50
   Medical cost trend rate (ultimate).............................................             -            5.00
   ===================================================================================================================

     (a)  2002 amounts represent predecessor information.

     The following table presents the accumulated postretirement benefit obligation and the fair value of plan assets which have an accumulated postretirement benefit obligation in excess of plan assets at December 31, 2003 and 2002:


   ===================================================================================================================
                                                                     2003                           2002
   -------------------------------------------------------------------------------------------------------------------
   Accumulated postretirement benefit obligation.........         $   1,013                     $    771
   Fair value of plan assets.............................               423                          309
   ===================================================================================================================

          The following tables present the components of Ameren's net periodic postretirement benefit cost as of December 31, 2003, 2002, and 2001:

   ===================================================================================================================
   2003:                                                                                  Ameren(a)
   -------------------------------------------------------------------------------------------------------------------
   Service cost........................................................                    $    13
   Interest cost.......................................................                         62
   Expected return on plan assets......................................                        (33)
   Amortization of:
       Transition obligation...........................................                          2
       Prior service cost..............................................                         (3)
       Actuarial loss..................................................                         34
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost...........................................                    $    75
   ===================================================================================================================

   ===================================================================================================================
   2002:                                                                    Ameren(a)      CILCORP(b)        CILCO
   -------------------------------------------------------------------------------------------------------------------
   Service cost........................................................      $   26           $    2        $    2
   Interest cost.......................................................          51                9             9
   Expected return on plan assets......................................         (27)              (3)           (3)
   Amortization of:
       Transition obligation...........................................          16                -             3
       Actuarial  loss.................................................           8                2             2
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost...........................................          74               10            13
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost, including special termination benefits...      $   82           $   10        $   13
   ===================================================================================================================
   ===================================================================================================================
   2001:                                                                    Ameren(a)         CILCORP(b)        CILCO
   -------------------------------------------------------------------------------------------------------------------
   Service cost........................................................      $   23           $    2        $    2
   Interest cost.......................................................          47                8             8
   Expected return on plan assets......................................         (25)              (4)           (4)
   Amortization of:
       Transition obligation...........................................          16                -             -
       Actuarial loss..................................................           2                -             3
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost...........................................      $   63           $    6       $     9
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b)  Represents predecessor information.

     Prior service cost is amortized on a straight-line basis over the average future service of active plan participants benefiting under the postretirement plans. The net actuarial loss subject to amortization is amortized on a straight-line basis over ten years.

     UE, CIPS, Genco, CILCORP and CILCO are responsible for their proportional share of the postretirement benefit costs. The following table presents the postretirement benefit costs for the years ended December 31, 2003, 2002, and 2001:

   ===================================================================================================================
                                                                               2003           2002          2001
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a).............................................................     $  75          $  74         $  63
   UE....................................................................        52             57            51
   CIPS..................................................................         9             12             3
   Genco.................................................................         2              4             3
   CILCORP(b)............................................................        10             10             6
   CILCO.................................................................        18             13             9
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
     (b) Includes predecessor information for periods prior to the acquisition date of January 31, 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     The following expected postretirement benefit payments, which reflect expected future service, are as follows:

   ===================================================================================================================
                                                  Benefits from Qualified Trust       Benefits from Company Funds
   -------------------------------------------------------------------------------------------------------------------
   2004....................................               $     63                          $      1
   2005....................................                     67                                 1
   2006....................................                     69                                 1
   2007....................................                     72                                 1
   2008....................................                     73                                 1
   2009 - 2013.............................                    399                                 6
   ===================================================================================================================

     The following table presents our postretirement plan asset categories as of December 31, 2003 and 2002 and our target allocations for 2004:

   ===================================================================================================================
                                                                                    Percentage of Plan Assets at
                                                               Target                         December 31,
                        Asset                                Allocation           ------------------------------------
                      Category                                  2004                  2003               2002
   -------------------------------------------------------------------------------------------------------------------
   Equity securities...........................                40 - 80%                  57%               49%
   Debt securities.............................                20 - 60                   32                38
   Other.......................................                 0 - 15                   11                13
   -------------------------------------------------------------------------------------------------------------------
   Total ......................................                                         100%              100%
   ===================================================================================================================

     The following table presents the assumptions used to determine net periodic benefit cost for the years ended December 31, 2003, 2002, and 2001:

   ===================================================================================================================
                                                                               2003           2002          2001
   -------------------------------------------------------------------------------------------------------------------
   Ameren, UE, CIPS and Genco:
   Discount rate at measurement date.....................................       6.75%         7.25%         7.50%
   Expected return on plan assets........................................       8.50          8.50          8.50
   Medical cost trend rate (initial).....................................      10.00          5.25          5.00
   Medical cost trend rate (ultimate)....................................       5.00          5.25          5.00
   ===================================================================================================================
   CILCORP(a) and CILCO:
   Discount rate at measurement date.....................................          -          7.00%         7.75%
   Expected return on plan assets........................................          -          9.00          9.00
   Medical cost trend rate (initial).....................................          -         11.50         12.40
   Medical cost trend rate (ultimate)....................................          -          5.00          5.00
   ===================================================================================================================

     (a)  2002 and 2001 amounts represent predecessor information.

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. In addition, we have plan limits on the amount Ameren will contribute to future postretirement benefits. The following table presents the effects of a one percent change in assumed healthcare cost trend rates:


   ===================================================================================================================
                                                                             1% Increase            1% Decrease
   -------------------------------------------------------------------------------------------------------------------
   Ameren:
   Effect on net periodic cost.....................................              $   3                $   (3)
   Effect on accumulated postretirement benefit obligation.........                 37                   (36)
   ===================================================================================================================

Other

     Ameren, CIPS and CILCO sponsor 401(k) plans for eligible employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Ameren, CIPS and CILCO match a percentage of the employee contributions up to certain limits. Ameren's and CILCO's matching contributions to the 401(k) plans totaled $14 million and $1 million, respectively, in 2003, and $14 million and $1 million, respectively, in 2002, and $13 million and $1 million, respectively, in 2001. CIPS' matching contributions to the 401(k) plan were less than $1 million in 2003, 2002 and 2001.


NOTE 12 - Stock-based Compensation

     Ameren has a long-term incentive plan for eligible employees called the Long-term Incentive Plan of 1998, which provides for the grant of options, performance awards, restricted stock, dividend equivalents and stock appreciation rights. Restricted stock awards were granted in 2003, 2002 and 2001 as a component of our compensation programs. We applied APB Opinion No. 25 in accounting for our stock-based compensation for years prior to 2003. There have not been any stock options granted since December 31, 2000. Effective January 1, 2003, we adopted SFAS No. 123. See Note 1 - Summary of Significant Accounting Policies for further information.

Restricted Stock

     Restricted stock awards may be granted under our long-term incentive plan. Upon the achievement of certain performance levels, the restricted stock award vests over a period of seven years, beginning at the date of grant, and includes provisions requiring certain stock ownership levels based on position and salary. An accelerated vesting provision is also included in this plan which reduces the vesting period from seven years to three years. During 2003, 2002 and 2001, respectively, 152,956, 154,678 and 141,788 restricted stock awards were granted. The weighted-average fair value for restricted stock awards granted  in 2003,  2002 and  2001 was  $39.74,  $42.50  and  $39.60  per  share, respectively. We record unearned compensation (as a component of stockholders' equity) equal to the market value of the restricted stock on the date of grant and charge the unearned compensation to expense over the vesting period. In accordance with SFAS No. 123, we recorded compensation expense relating to restricted stock awards of approximately $5 million in 2003 (which included accelerated expense of approximately $1 million related to employee retirements), $2 million in 2002 (which included accelerated expense of approximately $1 million related to our voluntary retirement program offered in
2002) and approximately $1 million in 2001.

Stock Options

Ameren

     Options may be granted under our long-term incentive plan at a price not less than the fair market value of the common shares at the date of grant. Granted options vest over a period of five years, beginning at the date of grant, and provide for accelerated exercising upon the occurrence of certain events, including retirement. Outstanding options expire on various dates through 2010. Subject to adjustment, four million shares have been authorized to be issued or delivered under our long-term incentive plan. In accordance with APB Opinion No. 25, no compensation expense was recognized related to our stock options for 2002 and 2001. The pre-tax cost of weighted-average grant-date fair value of options granted would have been approximately $2 million in each of the years ended 2002 and 2001 had the fair value method under SFAS No. 123 been used for options. The fair value method was used prospectively beginning January 1, 2003. See Note 1 - Summary of Significant Accounting Policies for further information.

     The following table presents Ameren stock option activity during 2003, 2002 and 2001:

   ===================================================================================================================
                                                  2003                       2002                      2001
                                       -------------------------------------------------------------------------------
                                                       Weighted-                 Weighted-                 Weighted-
                                                        average                   average                   average
                                                       Exercise                  Exercise                  Exercise
                                          Shares         Price       Shares        Price       Shares        Price
   -------------------------------------------------------------------------------------------------------------------
   Outstanding at beginning of year.       1,977,453   $   35.10     2,241,107   $   35.23     2,430,532   $  35.38
   Granted..........................               -           -             -           -             -          -
   Exercised........................         477,777       35.78       260,324       36.11       106,416      38.31
   Cancelled or expired.............              -            -         3,330       43.00        83,009      35.77
   -------------------------------------------------------------------------------------------------------------------
   Outstanding at end of year.......       1,499,676       34.88     1,977,453       35.10     2,241,107      35.23
   ------------------------------------------------------------------------------------------------------------------
   Exercisable at end of year.......       1,032,001   $   36.00       901,187   $   36.97       572,092   $  38.74
   ===================================================================================================================

     The following table presents additional information about stock options outstanding at December 31, 2003:

   ==================================================================================================================
            Exercise                 Outstanding              Weighted-average Life            Exercisable
             Price                      Shares                       (Years)                     Shares
   ------------------------------------------------------------------------------------------------------------------
           $ 31.00                       676,650                       5.1                      326,700
             35.50                           800                       1.6                          800
             35.875                       25,030                       1.3                       25,030
             36.625                      407,000                       4.4                      289,275
             38.50                        59,042                       3.0                       59,042
             39.25                       265,464                       3.7                      265,464
             39.8125                       5,300                       4.5                        5,300
             43.00                        60,390                       2.0                       60,390
   ==================================================================================================================

     The  fair  values  of  stock  options  were  estimated   using  a  binomial
option-pricing model with the following assumptions:

   ==================================================================================================================
          Grant               Risk-free              Option                Expected                  Expected
           Date              Interest Rate            Term                Volatility              Dividend Yield
   ------------------------------------------------------------------------------------------------------------------
         2/11/00                 6.81%              10 years                 17.39%                    6.61%
         2/12/99                 5.44               10 years                 18.80                     6.51
         6/16/98                 5.63               10 years                 17.68                     6.55
         4/28/98                 6.01               10 years                 17.63                     6.55
         2/10/97                 5.70               10 years                 13.17                     6.53
          2/7/96                 5.87               10 years                 13.67                     6.32
   ==================================================================================================================

CILCORP

     Prior to Ameren's acquisition of CILCORP, employees of CILCORP and CILCO participated in the AES Stock Option Plan that provided for grants of stock options to eligible participants. Under the terms of the plan, options were issued to purchase shares of AES common stock at a price equal to 100% of the market price at the date the option was granted. The options became eligible for exercise under various schedules. The following table presents CILCORP stock option activity during 2002 and 2001:

   ==================================================================================================================
                                                                              Predecessor
                                                  --------------------------------------------------------------------
                                                                2002                               2001
                                                  --------------------------------------------------------------------
                                                                       Weighted-                         Weighted-
                                                                        average                           average
                                                                       Exercise                          Exercise
                                                      Shares             Price           Shares            Price
                                                  --------------------------------------------------------------------
   Outstanding at beginning of year.............     566,445         $ 18.28            43,404           $ 33.61
   Granted......................................           -               -           523,041             17.01
   Exercised....................................           -               -                 -                 -
   Cancelled or expired.........................      18,003           28.61                 -                 -
   ------------------------------------------------------------------------------------------------------------------
   Outstanding at end of year...................     548,442         $ 17.94           566,445           $ 18.28
   ------------------------------------------------------------------------------------------------------------------
   Exercisable at end of year...................     528,062                             9,190
   ==================================================================================================================

     Provisions of CILCORP bonus programs allowed for the cash-out of certain AES stock options in the event of an acquisition of CILCORP. CILCO paid $3 million during 2003 for the cash-out of the entire 73,502 shares which were eligible under these provisions. All other outstanding options under the AES Stock Option Plan remain the sole obligation of AES.

     No compensation expense was recognized in connection with the issuance of options as all options have an exercise price equal to the market price of AES common stock on the date of grant. The following table presents the assumptions that were used in the Black-Scholes valuation method for shares granted:

   ==================================================================================================================
     Year of Grant      Risk-free Interest Rate     Option Term     Expected Volatility      Expected Dividend Yield
   ------------------------------------------------------------------------------------------------------------------
          2001                4.8%                   8.2 years               86%                     0%
   ===================================================================================================================

     Had compensation expense been recognized using the fair value based method under SFAS No. 123, pre-tax cost would have decreased by $3 million and $1 million in 2002 and 2001, respectively.


NOTE 13 - Income Taxes

     The following table presents the effective tax rates on income before income taxes as a result of total income tax expense for each of the companies for 2003, 2002 and 2001:

   ==================================================================================================================
                                                                    2003               2002               2001
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a)...............................................          37%                 38%               39%
   UE......................................................          36                  36                38
   CIPS....................................................          18                  39                38
   Genco...................................................          40                  39                38
   CILCORP(b)..............................................          31                  22                48
   CILCO...................................................          38                  36                38
   ==================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b)  Represents predecessor information for 2002 and 2001.

     The following table presents the principal reasons why the effective income tax rate differed from the statutory federal income tax rate for the years ended December 31, 2003, 2002, and 2001:


   ==================================================================================================================
                                                 Ameren(a)      UE     CIPS      Genco      CILCORP(b)       CILCO
   ------------------------------------------------------------------------------------------------------------------
   2003:
   Statutory federal income tax rate:                35%        35%      35%     35%            35%           35%
      Increases (decreases) from:
      Depreciation differences ...............        1          1        1       -             (1)           (1)
      Amortization of investment tax credit ..        -          -       (4)     (1)            (4)           (2)
      State tax...............................        3          3        7       5              6             3
      Resolution of state income tax matters..       (1)         -      (21)      -              -             -
      Other...................................       (1)        (3)       -       1             (5)            3
   ------------------------------------------------------------------------------------------------------------------
   Effective income tax rate..................       37%        36%      18%     40%            31%           38%
   ==================================================================================================================
   2002:
   Statutory federal income tax rate:                35%        35%      35%     35%            35%           35%
      Increases (decreases) from:
      Depreciation differences ...............        2          2        1      (1)            (4)           (2)
      Amortization of investment tax credit ..        -          -       (3)     (3)            (5)           (2)
      State tax...............................        3          3        6       5              5             5
      Other(c)................................       (2)        (4)       -       3             (9)            -
   ------------------------------------------------------------------------------------------------------------------
   Effective income tax rate..................       38%        36%      39%     39%            22%           36%
   ------------------------------------------------------------------------------------------------------------------

   ------------------------------------------------------------------------------------------------------------------
                                                 Ameren(a)      UE     CIPS      Genco      CILCORP(b)       CILCO
   ------------------------------------------------------------------------------------------------------------------
   2001:
   Statutory federal income tax rate:                35%        35%      35%     35%            35%           35%
      Increases (decreases) from:
      Depreciation differences ...............        2          2        -       1              4             8
      Amortization of investment tax credit ..        -          -       (1)     (1)            (4)           (9)
      State tax...............................        3          3        5       3              5             2
      Goodwill amortization...................        -          -        -       -             13             -
      Other...................................       (1)        (2)      (1)      -             (5)            2
   ------------------------------------------------------------------------------------------------------------------
   Effective income tax rate..................       39%        38%      38%     38%            48%           38%
   ==================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b)  Represents predecessor information for 2002 and 2001.
     (c) CILCORP Other primarily includes affordable housing tax credits and company-owned life insurance.

     The following table presents the components of income tax expense for the years ended December 31, 2003, 2002, and 2001:


   ==================================================================================================================
                                         Ameren(a)      UE         CIPS         Genco        CILCORP(b)       CILCO
   ------------------------------------------------------------------------------------------------------------------
   2003:
   Taxes currently payable
     (principally federal)............   $  313       $   254      $  25         $  22        $  19         $     53
   Deferred taxes (principally
     federal).........................       11             3        (18)           30           (6)             (23)
   Deferred investment tax credits,
     amortization.....................      (11)           (6)        (1)           (2)          (2)              (2)
   ------------------------------------------------------------------------------------------------------------------
   Total income tax expense...........   $  313       $   251      $   6         $  50        $  11         $     28
   ------------------------------------------------------------------------------------------------------------------
   Included in cumulative effect of
     chaange in accounting principle..      (12)            -          -           (12)          (2)             (16)
   ------------------------------------------------------------------------------------------------------------------
   Included in Income Taxes on
     Statement of Income..............   $  301       $   251      $   6         $  38        $   9         $     12
   ==================================================================================================================
   2002:
   Taxes currently payable
     (principally federal)............   $  172       $   171      $  33         $ (41)       $  14         $     31
   Deferred taxes
     (principally federal):...........       74            28        (15)           63           (5)              (3)
   Deferred investment tax credits,
     amortization.....................       (9)           (6)        (1)           (2)          (2)              (2)
   ------------------------------------------------------------------------------------------------------------------
   Total income tax expense...........   $  237       $   193      $  17         $  20        $   7          $    26
   ==================================================================================================================
   2001:
   Taxes currently payable
     (principally federal)............   $  281       $   218      $  45         $  18        $   8          $    26
   Deferred taxes (principally
     federal).........................       28            15        (17)           29           16              (16)
   ------------------------------------------------------------------------------------------------------------------
   Deferred investment tax credits,
     amortization.....................       (8)           (6)        (1)           (1)          (2)              (2)
   ------------------------------------------------------------------------------------------------------------------
   Total income tax expense...........   $  301       $   227      $  27         $  46        $  22          $     8
   ------------------------------------------------------------------------------------------------------------------
   Included in cumulative effect of
     change in accounting principle...        4             3          -             1            -                -
   ------------------------------------------------------------------------------------------------------------------
   Included in Income Taxes on
     Statement of Income..............   $  305       $   230      $  27         $  47        $  22          $     8
   ==================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b)  Represents predecessor information for 2002 and 2001.

     With respect to UE, CIPS and CILCO, in accordance with SFAS No. 109, "Accounting for Income Taxes," a regulatory asset, representing the probable recovery from customers of future income taxes, which is expected to occur when temporary differences reverse, was recorded along with a corresponding deferred tax liability. Also, a regulatory liability, recognizing the lower expected revenue resulting from reduced income taxes associated with amortizing accumulated deferred investment tax credits was recorded. Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.

     We adjust our deferred tax liabilities for changes enacted in tax laws or rates. Recognizing that regulators will probably reduce future revenues for deferred tax liabilities initially recorded at rates in excess of the current statutory rate, reductions in the deferred tax liability were credited to the regulatory liability.

     The following table presents the deferred tax assets and deferred tax liabilities recorded as a result of temporary differences at December 31, 2003 and 2002:



   ====================================================================================================================
                                                 Ameren(a)      UE       CIPS      Genco       CILCORP(b)      CILCO
   --------------------------------------------------------------------------------------------------------------------
   2003:
   Accumulated deferred income taxes, net:
     Depreciation.............................  $    1,437   $    903   $   86   $   215         $     238     $  172
     Tax basis step-up........................           -          -        -      (162)                -          -
     Regulatory assets (liabilities), net.....         393        412       (7)        -               (12)       (12)
     Capitalized taxes and expenses...........         388        135       59        54                93         (7)
     Investment tax credits...................         (80)       (66)      (7)       (5)               (2)        (2)
     Deferred benefit costs...................        (223)       (82)      (4)       (5)             (122)       (59)
     Deferred intercompany tax gain...........           -          -      162         -                 -          -
     Other....................................         (60)       (12)     (20)        1               (12)        11
   --------------------------------------------------------------------------------------------------------------------
   Total net accumulated deferred income tax
     liabilities..............................  $    1,855   $  1,290   $  269   $    98         $     183     $  103
   ====================================================================================================================
   2002:
   Accumulated deferred income taxes, net:
     Depreciation.............................   $   1,168   $    887   $  83    $   200         $     164     $  164
     Tax basis step-up........................           -          -       -       (175)                -          -
     Regulatory assets (liabilities), net.....         485        492      (7)         -                (9)        (9)
     Capitalized taxes and expenses...........         282        135      52         49               109          3
     Investment tax credits...................         (85)       (71)     (8)        (6)               (7)        (7)
     Deferred benefit costs...................         (79)       (74)     (1)        (4)              (75)       (55)
     Deferred intercompany tax gain...........           -          -     175          -                 -          -
     Other....................................         (59)       (23)    (12)         2                 8         (1)
   --------------------------------------------------------------------------------------------------------------------
   Total net accumulated deferred income
     tax liabilities..........................   $   1,712   $  1,346   $ 282    $    66        $      190     $   95
   ====================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) 2002 amounts represent predecessor information. CILCORP consolidates CILCO and therefore includes CILCO in its balances.

NOTE 14 - Related Party Transactions

     The Ameren Companies have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of gas and power purchases and sales, services received or rendered, borrowings and lendings. Transactions between affiliates are reported as intercompany transactions on their financial statements, but are eliminated in consolidation for Ameren's financial statements. Below are the material related party agreements.

Electric Power Supply Agreements

     Under two electric power supply agreements, Genco is obligated to supply to Marketing Company, and Marketing Company, in turn, is obligated to supply to CIPS, all of the energy and capacity needed by CIPS to offer service for resale to its native load customers at rates specified by the ICC and to fulfill CIPS' other obligations under all applicable federal and state tariffs or contracts. Any power not used by CIPS is sold by Marketing Company under various long-term wholesale and retail contracts. For native load, CIPS pays an annual capacity charge per megawatt (the greater of its forecasted peak demand or actual demand), plus an energy charge per megawatthour to Marketing Company. For fixed-price retail customers outside of the tariff, CIPS pays Marketing Company the price it receives under these contracts. The fees paid by CIPS to Marketing Company for native load and fixed-price retail customers and any other sales by Marketing Company under various long-term wholesale and retail contracts are passed through to Genco. In addition, under the power supply agreement between Genco and Marketing Company, Genco bears all generation-related operating risks, including plant performance, operations, maintenance, efficiency, employee retention and other matters. There are no guarantees, bargain purchase options or other terms that may convey to CIPS the right to use the property and plant of Genco. The agreement between CIPS and Marketing Company expires on December 31, 2004. The agreement between Genco and Marketing Company can be terminated by either party upon at least one year's notice, but may not be terminated prior to December 31, 2004. CIPS and Marketing Company plan to pursue a renewal or extension of their agreement through December 31, 2006. A renewal or extension of this agreement will depend on compliance with regulatory requirements in effect at the time. This extension was required by the ICC in its order approving Ameren's acquisition of CILCORP and CILCO.

     In October 2003, in conjunction with CILCO's transfer to AERG of substantially all of its generating assets, AERG entered into an electric power supply agreement with CILCO to supply CILCO with sufficient power to meet its native load requirements. CILCO pays a monthly capacity charge per megawatt based on CILCO's system capacity requirements, plus an energy charge per megawatthour. This agreement expires on December 31, 2004. AERG and CILCO plan to pursue an extension of the power supply agreement through December 31, 2006. A renewal or extension of this agreement will depend on compliance with regulatory requirements in effect at the time. The ICC required this extension in its order approving Ameren's acquisition of CILCORP and CILCO. Also in conjunction with CILCO's generating asset transfer, a bilateral power supply agreement was entered into between AERG and Marketing Company. This agreement provides for AERG to sell excess power to Marketing Company for sales outside the CILCO control area, and also allows Marketing Company to sell power to AERG to fulfill CILCO's native load requirements.

     CILCO had a power purchase agreement with CIPS for the purchase of 100 megawatts of capacity and firm energy for the months of January and June through September under a contract which commenced in January 2000 and expired in September 2003. This power was supplied by Genco through the Marketing Company, CIPS and Genco electric power supply agreements discussed above.

     UE and CIPS are parties to a power supply agreement with EEI to purchase and sell capacity and energy. This agreement expires on December 31, 2005. Under a separate agreement which expires on December 31, 2005, CIPS resold its entitlements under the power supply agreement with EEI to Marketing Company.

     UE has a 150 megawatt power supply agreement with Marketing Company which expires December 31, 2005. UE also had a one year 450 megawatt power supply agreement with Marketing Company which expired in May 2002 and another one year 200 megawatt power supply agreement with Marketing Company which expired in May 2003. Power supplied by Marketing Company to UE through these agreements is being obtained from Genco.

Joint Dispatch Agreement

     UE and Genco jointly dispatch electric generation under an amended joint dispatch agreement. Under the agreement, each affiliate is required to serve their load requirements from their own generation first, and then allow access to any available generation to their affiliate. The joint dispatch agreement can be terminated by either party by giving one year's notice on or after January 1, 2004. UE is currently in discussions with the MoPSC regarding possible amendments to the joint dispatch agreement. Modifications to this agreement could have a material adverse effect on UE or Genco.

Agency Agreements

     Agency Agreements Any excess generation not used by UE or Genco through the joint dispatch agreement is sold to third parties through Ameren Energy, serving as each affiliate's agent. Ameren Energy also acts as agent on behalf of UE and Genco to purchase power when they require it.

     In December 2003, the SEC approved an agency agreement between AERG and Marketing Company that authorizes Marketing Company, on behalf of AERG, to sell AERG's excess generation, or purchase power when needed to supply AERG customers.

Executory Tolling, Gas Sales and Transportation Agreements

     Under an executory tolling agreement, CILCO purchases steam, chilled water and electricity from Medina Valley. In connection with this agreement, Medina Valley purchases gas to fuel its generating facility from AFS under a fuel supply and services agreement. Prior to September 2003, Medina Valley purchased gas from CILCORP Energy Services, Inc., a subsidiary of CILCORP which operates gas management services that include commodity procurement and re-delivery to retail customers, and gas transportation from CILCO.

     Under a gas transportation agreement, Genco acquires gas transportation service from UE for its Columbia, Missouri CTs. This agreement expires in February 2016.

Support Services Agreements

     Costs of support services provided by Ameren Services, Ameren Energy and AFS to their affiliates, including wages, employee benefits, professional services and other expenses are based on, or are an allocation of, actual costs incurred.

Money Pools

Utility

     UE, CIPS and CILCO have the ability to borrow from Ameren and each other through a utility money pool agreement. In September 2003, CILCO received the final required regulatory approval necessary for its participation in the utility money pool. In October 2003, AERG also received the required regulatory approval necessary to participate in the utility money pool. Ameren Services administers the utility money pool and tracks internal and external funds separately. Ameren Services also participates in the utility money pool. Ameren and AERG may only participate in the utility money pool as lenders. Internal funds are surplus funds contributed to the utility money pool from participants. The primary source of external funds for the utility money pool is the UE commercial paper program. Through the utility money pool, the pool participants can access committed credit facilities at Ameren which totaled $600 million at December 31, 2003. These facilities are in addition to UE's $154 million, CIPS' $15 million and CILCO's $60 million in committed credit facilities which are also available to the utility money pool participants. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings by their affiliates, but increased to the extent the pool participants have surplus funds or other external sources are used to increase the available amounts. The availability of funds is also determined by funding requirement limits established by the SEC under the PUHCA. UE, CIPS, CILCO and Ameren Services rely on the utility money pool to coordinate and provide for certain short-term cash and working capital requirements. Borrowers receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the year ended December 31, 2003 was 1.14% (2002 - 1.68%).

Non state-regulated

     Genco and other non state-regulated Ameren subsidiaries have the ability to borrow up to $600 million in total from Ameren through a non state-regulated subsidiary money pool agreement. However, the total amount available to the pool participants at any time is reduced by the amount of borrowings from Ameren by its subsidiaries and is increased to the extent other pool participants advance surplus funds to the non state-regulated subsidiary money pool, or external sources are used to increase the available amounts. At December 31, 2003, $600 million was available through the non state-regulated subsidiary money pool, excluding additional funds available through excess cash balances. The non state-regulated subsidiary money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non state-regulated activities and is administered by Ameren Services. Borrowers receiving a loan under the non state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non state-regulated subsidiary money pool. These rates are based on the cost of funds used to fund money pool advances. Ameren and CILCORP are authorized to act only as lenders to the non state-regulated subsidiary money pool. In October 2003, AERG received the required regulatory approval necessary to participate in the non state-regulated subsidiary money pool. The average interest rate for borrowing under the non state-regulated subsidiary money pool for year ended December 31, 2003 was 8.84% (2002 - 7.60%).

     CILCORP has been granted authority by the SEC under the PUHCA to borrow up to $250 million directly from Ameren in a separate arrangement unrelated to the money pools.

Intercompany Promissory Notes

     Genco has subordinated intercompany promissory notes payable to CIPS and Ameren that were issued in connection with the transfer of CIPS' generating plants to Genco as part of deregulation in Illinois. The two subordinated intercompany notes each have a term of five years, bear interest at 7% based on a 10-year amortization schedule and are due May 1, 2005. Partial principal payments are payable annually and interest expense is payable quarterly. The maturities associated with the subordinated intercompany notes payable are $53 million for 2004 and $358 million for 2005.

Operating Lease

     Under an operating lease agreement, Genco is leasing certain CTs at a Joppa, Illinois site to its parent, Development Company. Under an electric power supply agreement with Marketing Company, Development Company supplies the capacity and energy from these leased units to Marketing Company, which in turn supplies the energy to Genco.

UE

     The following tables present the impact of related party transactions on UE's Consolidated Statement of Income for the years ended December 31, 2003, 2002, and 2001, and on the Consolidated Balance Sheet as of December 31, 2003 and 2002, based primarily on the agreements discussed above:


   ===================================================================================================================
                      Statement of Income                            2003               2002               2001
   -------------------------------------------------------------------------------------------------------------------
   Operating revenues from affiliates:
        Power supply agreement with EEI....................        $     6            $     9             $    1
        Joint dispatch agreement with Genco................            112                 75                 81
        Agency agreement with Ameren Energy................            202                165                278
        Gas transportation agreement with Genco............              1                  1                  -
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues...........................        $   321            $   250             $  360
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Power supply agreements:
          EEI..............................................        $    58            $    51             $   41
          Marketing Company................................              9                 17                 60
        Joint dispatch agreement with Genco................             40                 40                 33
        Agency agreement with Ameren Energy................             51                104                247
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses............        $   158            $   212             $  381
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support service agreements:
          Ameren Services..................................        $   165            $   163             $  127
          Ameren Energy....................................             22                 33                 43
          AFS..............................................              6                  5                  2
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses.....................        $   193            $   201             $  172
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Borrowings (advances) related to money pool........        $     2            $     1             $   (7)
   ===================================================================================================================


   ===================================================================================================================
                         Balance Sheet                                   2003                         2002
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable........        $    16                      $    25
        Advances to money pool.............................             12                            -
   Liabilities:
        Accounts payable and wages payable.................        $    46                      $   103
        Borrowings from money pool.........................              -                           15
   ===================================================================================================================

CIPS

     The following tables present the impact of related party transactions on CIPS' Statement of Income for the years ended December 31, 2003, 2002, and 2001, and on the Balance Sheet as of December 31, 2003 and 2002, based primarily on the agreements discussed above:



   ===================================================================================================================
                      Statement of Income                           2003               2002               2001
   -------------------------------------------------------------------------------------------------------------------
   Operating revenues from affiliates:
        Power supply agreements:
          Marketing Company.................................      $    29             $    25           $     20
          CILCO.............................................            8                   8                  8
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues............................      $    37             $    33           $     28
  -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Power supply agreements:
          Marketing Company.................................      $   312             $   393           $    413
          EEI...............................................           29                  25                 20
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses.............      $   341             $   418           $    433
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
         Support service agreements:
          Ameren Services...................................      $    54             $    61           $     54
          AFS...............................................            1                   1                  -
   -------------------------------------------------------------------------------------------------------------------
         Total other operating expenses.....................      $    55             $    62           $     54
   -------------------------------------------------------------------------------------------------------------------
   Interest (expense) income:
        Note receivable from Genco..........................      $    27             $    31           $     37
        Borrowings (advances) related to money pool.........            -                  (1)                 4
   ===================================================================================================================

   ===================================================================================================================
                         Balance Sheet                                     2003                       2002
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable..........         $      10                   $     12
        Advances to money pool................................                -                         16
        Promissory note receivable from Genco(a)..............              373                        419
        Tax receivable from Genco.............................              162                        175
   Liabilities:
        Accounts payable and wages payable....................        $      43                  $      63
        Borrowings from money pool............................              121                          -
   ===================================================================================================================

     (a) Amount includes current portion of $49 million as of December 31, 2003 (December 31, 2002 - $46 million).

Genco

     The following tables present the impact of related party transactions on Genco's Statement of Income for the years ended December 31, 2003, 2002, and 2001, and on the Balance Sheet as of December 31, 2003 and 2002, based primarily on the agreements discussed above.


   ===================================================================================================================
                        Statement of Income                            2003             2002              2001
   -------------------------------------------------------------------------------------------------------------------
   Operating revenues from affiliates:
        Power supply agreements:
          Marketing Company.....................................    $   632             $   626          $   623
          EEI...................................................          4                   4                1
        Joint dispatch agreement with UE........................         40                  40               33
        Agency agreement with Ameren Energy.....................         96                  56               55
        Operating lease with Development Company................         10                  10               10
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues ...............................    $   782             $   736          $   722
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Joint dispatch agreement with UE........................    $   112             $    75          $    81
        Agency agreement with Ameren Energy.....................         28                  30               41
        Power purchase agreement with Marketing Company.........          2                   2                3
        Gas transportation agreement with UE....................          1                   1                -
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses.................    $   143             $   108          $   125
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support service agreements:
          Ameren Services.......................................    $    18             $    19          $     9
          Ameren Energy.........................................         11                  16               19
          AFS...................................................          2                   2                1
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses..........................    $    31             $    37          $    29
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Borrowings (advances) related to money pool.............    $    15             $     6          $    (2)
        Note payable to CIPS....................................         27                  31               37
        Note payable to Ameren..................................          3                   3                3
   ===================================================================================================================

   ===================================================================================================================
                           Balance Sheet                                  2003                           2002
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable..............       $   78                       $   68
   Liabilities:
        Accounts payable and wages payable........................      $   22                           32
        Interest payable..........................................           7                            7
        Promissory note payable to CIPS(a)........................         373                          420
        Promissory note payable to Ameren(b)......................          38                           42
        Tax payable to CIPS.......................................         162                          175
        Borrowings from money pool................................         124                          191
   ===================================================================================================================

     (a) Amount includes current portion of $49 million as of December 31, 2003 (December 31, 2002 - $46 million).
     (b) Amount includes current portion of $4 million as of December 31, 2003 (December 31, 2002 - $4 million).

CILCORP

     The following tables present the impact of related party transactions on CILCORP's Consolidated Statement of Income for the years ended December 31, 2003, 2002, and 2001, and on the Consolidated Balance Sheet as of December 31, 2003 and 2002, based primarily on the agreements discussed above.

   ===================================================================================================================
                     Statement of Income(a)(b)                        2003             2002               2001
   -------------------------------------------------------------------------------------------------------------------
 Operating revenues from affiliates:
        Gas supply and services agreement with Medina Valley....   $    12           $    14             $    8
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues................................   $    12           $    14             $    8
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Executory tolling agreement with Medina Valley..........   $    26           $    25             $   17
        Power purchase agreement with CIPS......................         8                 8                  8
        Bilateral supply agreement with Marketing Company.......         1                 -                  -
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses.................   $    35           $    33             $   25
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support services agreements:
          Ameren Services.......................................   $    15           $     -             $    -
          AFS...................................................         2                 -                  -
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses..........................   $    17           $     -             $    -
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Note payable to Ameren..................................   $     1           $     -             $    -
        Borrowings related to money pool........................         -                 -                  -
   ===================================================================================================================

     (a) 2002 and 2001 amounts represent predecessor information. 2003 amounts include January 2003 predecessor information which included $2 million in operating revenues and $3 million in purchased power associated with the executory tolling agreement with Medina Valley.
     (b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

   ===================================================================================================================
                         Balance Sheet(a)                                    2003                     2002
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable..............         $    12                    $   2
   Liabilities:
        Accounts payable..........................................        $    16                    $   3
        Note payable to Ameren....................................             46                        -
        Borrowings from money pool................................            149                        -
   ===================================================================================================================

     (a) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

CILCO

     The following tables present the impact of related party transactions on CILCO's Consolidated Statement of Income for the years ended December 31, 2003, 2002, and 2001, and on the Consolidated Balance Sheet as of December 31, 2003 and 2002, based primarily on the various agreements discussed above:

   ===================================================================================================================
                     Statement of Income(a)                          2003              2002               2001
   ------------------------------------------------------------ ---------------- ------------------ ------------------
   Operating revenues from affiliates:
        Gas transportation agreement with Medina Valley.......     $    -            $     1            $     -
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues..............................     $    -            $     1            $     -
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Executory tolling agreement with Medina Valley........     $   26            $    25            $    17
        Power purchase agreement with CIPS....................          8                  8                  8
        Bilateral supply agreement with Marketing Company.....          1                  -                  -
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses...............     $   35            $    33            $    25
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support services agreements:
          Ameren Services.....................................     $   15            $     -            $     -
          AFS.................................................          2                  -                  -
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses........................     $   17            $     -            $     -
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Borrowings related to money pool......................     $    -            $     -            $     -
   ===================================================================================================================

     (a) 2002 and 2001 amounts represent predecessor information. 2003 amounts include January 2003 predecessor information which included $2 million in operating revenues and $3 million in purchased power associated with the agreement with Medina Valley.


   ===================================================================================================================
                          Balance Sheet                                    2003                     2002
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable.............        $     6                        $    -
   Liabilities:
        Accounts payable .......................................        $    23                        $    3
        Borrowings from money pool..............................            149                             -
   ===================================================================================================================


NOTE 15 - Commitments and Contingencies

     As a result of issues generated in the course of daily business, we are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in these notes to our financial statements, will not have an adverse material effect on our financial position, results of operations or liquidity.

Capital Expenditures

     See Note 3 - Rate and Regulatory Matters for information regarding Ameren's and UE's capital expenditure commitments, which were agreed upon in relation to UE's 2002 Missouri electric rate case settlement and UE's 2003 Missouri gas rate case settlement. Additionally, UE's future estimated capital expenditures include the addition of new CTs with approximately 330 megawatts of capacity at its Venice, Illinois location by the end of 2005. Total costs expected to be incurred for these units approximate $140 million of which approximately $77 million was committed as of December 31, 2003.

Fuel Purchase Commitments

     To supply a portion of the fuel requirements of our generating plants, we have entered into various long-term commitments for the procurement of coal, natural gas and nuclear fuel. In addition, we have entered into various long-term commitments for the purchase of electricity. The following table presents the total estimated fuel purchase commitments at December 31, 2003:

   ===============================================================================================================
                                  Coal              Gas            Nuclear            Electric
                                                                                      Capacity          Total
   ---------------------------------------------------------------------------------------------------------------
   Ameren:(a)
   2004...................   $     703      $       267        $      38         $        25        $     1,033
   2005...................         516              178               11                  23                728
   2006...................         419               93                9                  23                544
   2007...................         266               21                1                  23                311
   2008...................         273                5               10                  23                311
   Thereafter(b)..........         202                5               10                   2                219
   ---------------------------------------------------------------------------------------------------------------
   Total .................   $   2,379      $       569        $      79         $       119        $     3,146
   ===============================================================================================================
   UE:
   2004...................   $     355      $        57        $      38         $        22        $       472
   2005...................         251               42               11                  22                326
   2006...................         187               23                9                  22                241
   2007...................         104                4                1                  22                131
   2008...................         108                -               10                  22                140
   Thereafter(b)..........          69                -               10                   -                 79
   ---------------------------------------------------------------------------------------------------------------
   Total                     $   1,074      $       126        $      79         $       110        $     1,389
   ---------------------------------------------------------------------------------------------------------------
   CIPS:
   2004...................   $       -      $        79        $       -         $         -        $        79
   2005...................           -               59                -                   -                 59
   2006...................           -               30                -                   -                 30
   2007...................           -                5                -                   -                  5
   2008...................           -                1                -                   -                  1
   Thereafter(b)..........           -                -                -                   -                  -
   ---------------------------------------------------------------------------------------------------------------
   Total..................   $       -      $       174        $       -         $         -        $       174
   ---------------------------------------------------------------------------------------------------------------

                                      163

   ---------------------------------------------------------------------------------------------------------------
                                  Coal              Gas            Nuclear            Electric
                                                                                      Capacity           Total
   ---------------------------------------------------------------------------------------------------------------
   Genco:
   2004...................   $     176      $        16        $       -         $         -        $       192
   2005...................         164               14                -                   -                178
   2006...................         161               12                -                   -                173
   2007...................         119                4                -                   -                123
   2008...................         122                4                -                   -                126
   Thereafter(b)..........         105                5                -                   -                110
   ---------------------------------------------------------------------------------------------------------------
   Total..................   $     847      $        55        $       -         $         -        $       902
   ===============================================================================================================
   CILCORP:
   2004...................   $      91      $       115        $       -         $         1        $       207
   2005...................          48               63                -                   1                112
   2006...................          28               28                -                   1                 57
   2007...................          17                8                -                   1                 26
   2008...................          17                -                -                   1                 18
   Thereafter(b)..........          11                -                -                   2                 13
   ----------------------------------------------------------------------------------------------------------------
   Total .................   $     212      $       214        $       -         $         7        $       433
   ================================================================================================================
   CILCO:
   2004...................   $      91      $       115        $       -         $         1        $       207
   2005...................          48               63                -                   1                112
   2006...................          28               28                -                   1                 57
   2007...................          17                8                -                   1                 26
   2008...................          17                -                -                   1                 18
   Thereafter(b)..........          11                -                -                   2                 13
   ----------------------------------------------------------------------------------------------------------------
   Total..................   $     212      $       214        $       -         $         7        $       433
   ================================================================================================================

     (a) Includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) Commitments for coal, natural gas, nuclear fuel and the purchase of electricity are until 2010, 2012, 2009 and 2010, respectively.

Nuclear Plant Insurance Coverage

     The following table presents insurance coverage at UE's Callaway Nuclear Plant at December 31, 2003:


   ===================================================================================================================
                                                                 Maximum                  Maximum Assessments
               Type and Source of Coverage                      Coverages                for Single Incidents
   -------------------------------------------------------------------------------------------------------------------
   Public liability:
        American Nuclear Insurers......................      $      300                   $         -
        Pool participation.............................          10,562                            101(a)
                                                         -------------------------------------------------------------
                                                             $   10,862(b)                $        101
   Nuclear worker liability:
        American Nuclear Insurers......................      $      300(c)                $          4
   Property damage:
        Nuclear Electric Insurance Ltd.................      $    2,750(d)                $         21
   Replacement power:
        Nuclear Electric Insurance Ltd.................      $      490(e)                $          7
   ===================================================================================================================

     (a) Retrospective premium under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended (Price-Anderson). This is subject to retrospective assessment with respect to loss from an incident at any U.S. reactor, payable at $10 million per year. Price-Anderson expired in August 2002 and the temporary extension expired December 31, 2003. Renewal legislation is pending before Congress. Until Price-Anderson is renewed, its provisions continue to apply to existing nuclear plants.
     (b)  Limit of liability for each incident under Price-Anderson.
     (c) Industry limit for potential liability from workers claiming exposure to the hazards of nuclear radiation.
     (d)  Includes premature decommissioning costs.
     (e) Weekly indemnity of $3.5 million for 52 weeks, which commences after the first eight weeks of an outage, plus $2.8 million per week for 110 weeks thereafter.

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

     If losses from a nuclear incident at the Callaway Nuclear Plant exceed the limits of, or are not subject to, insurance, or if coverage is not available, we self-insure the risk. Although we have no reason to anticipate a serious nuclear incident, if one did occur, it could have a material, but indeterminable, adverse effect on our financial position, results of operations or liquidity.

Leases

     The following table presents our lease obligations at December 31, 2003:

   ===================================================================================================================
                                                                  Less than      1 - 3         3 - 5        After 5
                                                    Total          1 Year        Years         Years         Years
   -------------------------------------------------------------------------------------------------------------------
   Ameren:(a)
   Capital leases(b)...........................     $   167     $      70           $     7      $    8     $    82
   Operating leases(c).........................         146            20                25          21          80
   -------------------------------------------------------------------------------------------------------------------
   Total lease obligations.....................     $   313     $      90           $    32      $   29     $   162
   ===================================================================================================================
   UE:
   Capital leases(b)...........................     $   167     $      70           $     7      $    8     $    82
   Operating leases(c).........................         112             9                17          16          70
   -------------------------------------------------------------------------------------------------------------------
   Total lease obligations.....................     $   279     $      79           $    24      $   24     $   152
   ===================================================================================================================
   CIPS:
   Operating leases(c).........................     $     -     $       -           $     -      $    -     $     -
   ===================================================================================================================
   Genco:
   Operating leases(c).........................     $    11     $       1           $     1      $    1     $     8
   ===================================================================================================================
   CILCORP:
   Operating leases(c).........................     $     9     $       2           $     3      $    2     $     2
   ===================================================================================================================
   CILCO:
   Operating leases(c).........................     $     9     $       2           $     3      $    2     $     2
   ===================================================================================================================

     (a) Includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) See Note 6 - Long-term Debt and Equity Financings for further discussion.
     (c) Amounts related to certain real estate leases and railroad licenses have indefinite payment periods. The amounts for these items are included in the less than 1 year, 1-3 years and 3-5 years columns. Amounts for after 5 years are not included in the total amount due to the indefinite periods. The estimated obligation for after 5 years is $2 million annually for both the real estate leases and the railroad licenses.

     We lease various facilities, office equipment, plant equipment and railcars under operating leases. We also have a capital lease relating to UE's Peno Creek CT facility. We had a capital lease relating to nuclear fuel for UE's Callaway Nuclear Plant which was terminated early in February 2004. See Note 6 -
Long-term Debt and Equity Financings for further information on this nuclear fuel lease. The following table presents total rental expense, included in Other Operations and Maintenance expenses, as of December 31, 2003, 2002, and 2001:

   ===================================================================================================================
                                                                     2003               2002              2001
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a).................................................    $    61            $    21             $    22
   UE........................................................         59                 24                  19
   CIPS......................................................          9                 10                   9
   Genco.....................................................          2                  2                   4
   CILCORP(b)................................................          5                  5                   4
   CILCO ....................................................          5                  5                   4
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b)  2002 and 2001 amounts represent predecessor information.


Environmental Matters

     We are subject to various environmental regulations by federal, state and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric generating, transmission and distribution facilities, our activities involve compliance with diverse laws and regulations that address emissions and impacts to air and water, protected and cultural resources (such as wetlands, endangered species, and archeological/historical resources), chemical and waste handling and noise impacts. Our activities require complex and often lengthy processes to obtain approvals, permits or licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operations, as required. The more significant matters are discussed below.

Clean Air Act

     Both federal and state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. The Clean Air Act creates a marketable commodity called an SO2 "allowance." Each allowance gives the owner the right to emit one ton of SO2. All existing generating facilities have been allocated allowances based on past production and the statutory emission reduction goals. If additional allowances are needed for new generating facilities, they can be purchased from facilities having excess allowances or from SO2 allowance banks. Our generating facilities comply with the SO2 allowance caps through the purchase of allowances, the use of low sulfur fuels or through the application of pollution control technology.

     The EPA issued a rule in October 1998 requiring 22 eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004. In February 2002, the EPA proposed similar rules for Missouri. These rules are expected to be issued as final rules in the spring of 2004. The compliance date for the Missouri rules is expected to be May 1, 2007.

     As a result of these requirements, we have installed a variety of NOx control technologies on our power plant boilers over the past several years. The following table presents our future estimated capital expenditures to comply with the final NOx regulations in Missouri and Illinois between 2004 and 2008:


   ===================================================================================================================
   Ameren.........................................................................    $210 million to $250 million
   UE.............................................................................    $160 million to $180 million
   CIPS...........................................................................                  -
   Genco..........................................................................    $ 50 million to $ 70 million
   CILCORP........................................................................                  -
   CILCO..........................................................................                  -
   ===================================================================================================================

     These estimates include the assumption that the regulations will require the installation of selective catalytic reduction technology on some of our units, as well as additional controls.

     In 2004, we are seeking regulatory approval to transfer at net book value approximately 550 megawatts (approximately $250 million) of generating capacity from Genco to UE, to satisfy the requirements of UE's 2002 Missouri electric rate case settlement and to meet future UE generating capacity needs. See Note 3
-  Rate  and  Regulatory  Matters  to  our  financial   statements  for  further
information.

     On December 31, 2002, the EPA published in the Federal Register revisions to the NSR programs under the Clean Air Act, governing pollution control requirements for new fossil-fueled generating plants and major modifications to existing plants. On October 27, 2003, the EPA published a set of associated rules governing the routine maintenance, repair and replacement of equipment at power plants. Various northeastern states, the state of Illinois and others, have filed a petition with the United States District Court for the District of Columbia challenging the legality of the revisions to these NSR programs. Other states, various industries and environmental groups have filed to intervene in this challenge. At this time, we are unable to predict the impact if this challenge is successful on our future financial position, results of operations or liquidity.

     In mid-December 2003, the EPA issued proposed regulations with respect to SO2 and NOx emissions (the "Interstate Air Quality Rule") and mercury emissions from coal-fired power plants. These new rules, if adopted, will require significant additional reductions in these emissions from our power plants in phases, beginning in 2010. The rules are currently under a public review and comment period and may change before being issued as final late in 2004 or early

2005. The following table presents preliminary estimated capital costs based on current technology on the Ameren systems to comply with the SO2 and NOx rules, as proposed:


   ===================================================================================================================
                                                               2010                               2015
   -------------------------------------------------------------------------------------------------------------------
   Ameren......................................    $400 million to $600 million       $500 million to $800 million
   UE..........................................    $250 million to $350 million       $300 million to $500 million
   CIPS........................................                  -                                  -
   Genco.......................................    $140 million to $220 million       $150 million to $200 million
   CILCORP(a)..................................    $ 10 million to $30 million        $ 50 million to $100 million
   CILCO.......................................    $ 10 million to $30 million        $ 50 million to $100 million
   ===================================================================================================================

     (a) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     The proposed mercury regulations contain a number of options and the final control requirements are highly uncertain. Ameren anticipates additional capital costs to comply with the mercury rules could be up to $100 million by 2010, with UE incurring approximately two-thirds of the costs and Genco incurring most of the remaining costs. Depending upon the final mercury rules, similar additional costs would be incurred between 2010 and 2018.

Multi-Pollutant Legislation

     The United States Congress has been working on legislation to consolidate the numerous air pollution regulations facing the utility industry. Continued deliberation on this "multi-pollutant" legislation is expected in 2004. The cost to comply with such legislation, if enacted, is expected to be covered by the modifications to our facilities required by combined Mercury and Interstate Air Quality Rules described above.

Global Climate

     Future initiatives regarding greenhouse gas emissions and global warming continue to be the subject of much debate. The related Kyoto Protocol was signed by the United States but has since been rejected by the President, who instead has asked for an 18% decrease in carbon intensity on a voluntary basis. Future initiatives on this issue and the ultimate effects of the Kyoto Protocol and the President's initiatives on us are unknown. As a result of our diverse fuel portfolio, our contribution to greenhouse gases varies. Coal-fired power plants, however, are significant sources of carbon dioxide emissions, a principal greenhouse gas. Therefore, our compliance costs with any mandated federal greenhouse gas reductions in the future could have a material impact on our future financial position, results of operations or liquidity.

Clean Water Act

     In April 2002, the EPA proposed rules under the Clean Water Act that require that cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts. These rules pertain to existing generating facilities that currently employ a cooling water intake structure whose flow exceeds 50 million gallons per day. The proposed rule may require us to install additional intake screens or other protective measures, as well as extensive site specific study and monitoring requirements. There is also the possibility that the proposed rules may lead to the installation of cooling towers on some of our facilities. Final rules are expected by March 2004. Our compliance costs associated with the final rules are unknown, but are not expected to be material.

Remediation

     We are involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site. UE and CIPS have been identified by the federal or state governments as a potentially responsible party at several contaminated sites. Several of these sites involve facilities which were transferred by CIPS to Genco in May 2000 and were transferred by CILCO to AERG in October 2003. As part of each transfer, the transferor (CIPS or CILCO) has contractually agreed to indemnify the transferee (Genco or AERG) for remediation costs associated with pre-existing environmental contamination at the transferred sites.

     CIPS, CILCO and UE own or are otherwise responsible for 13, four and one former MGP sites in Illinois, respectively. All of these sites are in various stages of investigation, evaluation and remediation. Under its current schedule, Ameren anticipates that remediation at these sites should be completed by 2010. The ICC permits each company to recover remediation and litigation costs associated with their former MGP sites located in Illinois from their Illinois electric and natural gas utility customers through environmental riders. To be recoverable, such costs must be prudently and properly incurred and are subject to annual reconciliation review by the ICC. The total costs deferred, net of recoveries from insurers and through environmental adjustment rate riders, at December 31, 2003, were $26 million, $4 million and $1 million for CIPS, CILCO and UE, respectively.

     In addition, UE owns or is otherwise responsible for 10 MGP sites in Missouri and one in Iowa. Unlike in Illinois, UE does not have in effect in Missouri a rate rider mechanism which permits remediation costs associated with MGP sites to be recovered from utility customers, and UE does not have any retail utility operations in Iowa. Because of the unknown and unique characteristics of each site (such as amount and type of residues present, physical characteristics of the site and the environmental risk), and uncertain regulatory requirements, we are not able to determine the maximum liability for the remediation of these sites. UE has recorded a $12 million liability as of December 31, 2003, representing its estimated minimum obligation. At this time, we are unable to determine what portion of these costs, if any, will be eligible for recovery from insurance carriers.

     In June 2000, the EPA notified UE and numerous other companies that former landfills and lagoons in Sauget, Illinois, may contain soil and groundwater contamination. These sites are known as Sauget Area 1 and Sauget Area 2. From approximately 1926 until 1976, UE operated a power generating facility adjacent to Sauget Area 2 and currently owns and operates electric transmission and distribution facilities in or near Sauget Areas 1 and 2.

     In September 2000, the DOJ was granted leave by the United States District Court - Southern District of Illinois to add numerous additional parties, including UE, to a pre-existing lawsuit between the government and others. The government seeks recovery of response costs under CERCLA (Superfund), incurred in connection with the remediation of Sauget Area 1. In October 2003, the government dismissed UE as a party to the lawsuit and UE considers the Sauget Area 1 litigation closed.

     In September 2001, the EPA proposed in the Federal Register that Sauget Area 1 and Sauget Area 2 be listed on the National Priorities List. The inclusion of a site on this list allows the EPA to access Superfund trust monies to fund site remediations. With respect to Sauget Area 2, UE has joined with other potentially responsible parties to evaluate the extent of potential contamination. We are unable to predict the ultimate impact of the Sauget Area 2 site on our financial position, results of operations or liquidity.

     In October 2002, UE was included in a Unilateral Administrative Order list of potentially liable parties for groundwater contamination for a portion of the Sauget Area 2 site. The Unilateral Administrative Order encompasses the groundwater contamination releasing to the Mississippi River adjacent to Monsanto Chemical Company's (now known as Solutia's) former chemical waste landfill and the resulting impact area in the Mississippi River. UE is being asked to participate in response activities that involve the installation of a barrier wall around a chemical waste site with three recovery wells to divert groundwater flow. The projected cost for this remedy method is approximately $26 million. In November 2002, UE sent a letter to the EPA asserting its defenses to the Unilateral Administrative Order and requested its removal from the list of potentially responsible parties under the Unilateral Administrative Order. Solutia agreed to comply with the Unilateral Administrative Order. However, in December 2003, Solutia filed for bankruptcy protection and is seeking to discharge its environmental liabilities. As the status of future remediation at Sauget Area 2 or compliance with the Unilateral Administrative Order is uncertain, we are unable to predict the ultimate impact of the Sauget Area 2 site on our financial position, results of operations or liquidity.

     In October 2002, CILCO submitted a corrective action plan to the Illinois Environmental Protection Agency (Illinois EPA) in accordance with permit conditions to address ground water issues associated with the recycle pond and ash ponds at the Duck Creek power plant facility. In January 2003, the Illinois EPA accepted portions of the plan but rejected other portions. Additional discussions with the Illinois EPA will be necessary to develop an acceptable plan. CILCORP and CILCO both have a liability of $8 million at December 31, 2003, included on their Consolidated Balance Sheets for the estimated cost of the remediation effort to treat and discharge the recycle system water in order to address these ground water issues. Future CILCO capital expenditures at Duck Creek will entail installation of a bypass water line and construction of a landfill and a new pond. CILCO estimates future capital expenditures for the indicated activities could range from $19 million to $30 million by 2008.

     In addition, our operations, or that of our predecessor companies, involve the use, disposal and, in appropriate circumstances, the cleanup of substances regulated under environmental protection laws. We are unable to determine the impact these actions may have on our financial position, results of operations or liquidity.

Waste Disposal

     On July 30, 2002, the Illinois Attorney General's Office advised us that it would be commencing an enforcement action concerning an inactive waste disposal site near Coffeen, Illinois, which is the location of a disposal facility permitted by the Illinois EPA to receive fly ash from Genco's Coffeen power plant. The Illinois Attorney General also notified the disposal facility's current and former owners as to the proposed enforcement action. The Attorney General advised that it may initiate an action under CERCLA (Superfund) to recover past costs incurred at the site (approximately $0.3 million) and to obtain a declaratory judgment as to liability for future costs. Neither Genco, the current owner of the Coffeen power plant, nor CIPS, the prior owner of the Coffeen power plant, owned or operated the disposal facility. We believe that this matter will not have a material adverse effect on Ameren's, CIPS or Genco's financial position, results of operations or liquidity.

Noise-related Matters

     On July 8, 2003, Genco and its parent company, Development Company, as well as U.S. Can Company, filed a complaint in the Circuit Court of Cook County, Illinois, Chancery Division, against the Village of Bartlett, Illinois, the Village Trustees, and Realen Homes, L.P., a Pennsylvania limited partnership, seeking a declaratory judgment and/or writ of certiorari to invalidate decisions by the Village of Bartlett on June 3, 2003, to annex and rezone properties for a proposed project to be developed by Realen Homes. The project would consist of approximately 210 single family and 119 townhouse units on land located across from Genco's CTs, U.S. Can Company's plant and other industrial facilities in Elgin, Illinois. The proposed residential project could impact, among other things, Genco's ability to meet certain state and local noise standards. On March 3, 2004, Genco, Development Company, the Village of Bartlett and Realen Homes, L.P., agreed to a settlement of the lawsuit by the terms of which the parties, among other things, agreed to a dismissal of the complaint, as then amended, and entered into an easement and restrictive covenant agreement pertaining to the transmissioin of noise and light from the property where Genco's CTs are located. In a related matter, on October 28, 2003, Genco filed a rulemaking proceeding before the Illinois Pollution Control Board seeking site specific noise limitations for its CTs in Elgin, Illinois. The new limitations, if adopted by the Illinois Pollution Control Board, would allow Genco to meet Illinois noise requirements in a newly proposed residential area. The Illinois Pollution Control Board held a hearing on this rulemaking proceeding on January 22, 2004. A ruling is anticipated in May 2004.

Asbestos-Related Litigation

     Ameren, UE, CIPS, Genco and CILCO have been named, along with numerous other parties, in a number of lawsuits which have been filed by certain plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The number of total defendants named in each case is significant with as many as 110 parties named in a case to as few as six. However, the average number of parties is 60 in the cases that were pending as of December 31, 2003.

     The claims filed against Ameren, UE, CIPS, Genco and CILCO allege injury from asbestos exposure during the plaintiffs' activities at our electric generating plants. In the case of CIPS, its former plants are now owned by Genco, and in the case of CILCO, most of its former plants are now owned by AERG. As a part of the transfer of ownership of the generating plants, the transferor (CIPS or CILCO) has contractually agreed to indemnify the transferee (Genco or AERG) for liabilities associated with asbestos-related claims arising from activities prior to the transfer. Each lawsuit seeks unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants.

     The following table presents the status of the asbestos-related lawsuits that have been filed against the Ameren Companies as of December 31, 2003:


   ===================================================================================================================
                                                                  Specifically Named as Defendant
                                               -----------------------------------------------------------------------
                                    Total(a)     Ameren        UE         CIPS           Genco            CILCO
   -------------------------------------------------------------------------------------------------------------------
   Filed..........................     178         15         121           68              2               13
   Settled........................      31          -          22           11              -                1
   Dismissed......................      67          2          50           21              -                1
   Pending........................      80         13          49           36              2               11
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

Other Matters

     On May 11, 2001, CILCO and Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), entered into a Master Agreement for electric purchases and sales, which covered energy transactions scheduled for deliveries during the period of 2001 to 2003. On November 28, 200l, EPMI demanded that CILCO post $28 million in collateral based on mark-to-market exposure of open transactions. On November 30, 2001, CILCO notified EPMI that events of default had occurred under the Master Agreement and pursuant to the termination provisions of the Master Agreement declared the Master Agreement terminated effective December 20, 2001. Due to contractual provisions and EPMI's and Enron's actions, we do not believe that it is probable that CILCO will be required to pay any amount to Enron or its affiliates and has therefore recorded no liability for undelivered electric purchases. Enron and EPMI filed Chapter 11 bankruptcy petitions on December 2, 2001, in the U. S. Bankruptcy Court for the Southern District of New York. Thereafter, CILCO purchased replacement power to serve its retail customers which had previously been partially supported by the EPMI transactions. While the ultimate outcome is unpredictable, we do not believe that EPMI's defaults under the Master Agreement, its filing for bankruptcy protection, CILCO's termination of the Master Agreement, or CILCO's purchase of replacement electricity will have a material adverse effect on CILCO's financial position or results of operations or liquidity.

     On December 10, 2002, EPMI filed a complaint against AES, Constellation New Energy, Inc., formerly known as AES New Energy Inc., and CILCO in the U.S. Bankruptcy Court for the Southern District of New York. With respect to CILCO, EPMI alleges that it is owed $31.2 million under the Master Agreement. CILCO disputes that any amount is owed EPMI based on the clear language of the Master Agreement, Section 553 of the Bankruptcy Code and EPMI's misconduct prior to entering into the Master Agreement and continuing through the date of its bankruptcy filing. EPMI's complaint against CILCO and others is part of a large class of claims that have been stayed pending mandatory court ordered mediation. Mediation sessions are ongoing and the parties are continuing to discuss potential settlement. AES has agreed to undertake CILCO's defense in this proceeding and intends to vigorously contest these claims. Due to CILCO's contractual and other defenses to EPMI's claims, as well as certain provisions related to the sale of CILCO to Ameren, we do not believe the results of this litigation will have a material adverse effect on CILCO's financial position, results of operations or liquidity.

     On May 4, 2001, CILCO and Enron subsidiary Enron North America Corp. (ENA) entered into a natural gas transaction for daily deliveries not to exceed 10,000 MMBtu per day during calendar year 2002. CILCO received no natural gas deliveries pursuant to this transaction in 2002. On October 24, 2001, CILCO and ENA entered into a short-term natural gas transaction giving CILCO the right to call upon ENA for the delivery of 10,000 MMBtu per day during the period from November 1, 2001 through March 31, 2002. Since late November 2001, ENA has been unable to deliver natural gas when called upon by CILCO. ENA's failure to deliver natural gas is an event of default under the Master Firm Sales Agreement governing the October transaction. On December 2, 2001, ENA filed a Chapter 11 bankruptcy petition in the U. S. Bankruptcy Court for the Southern District of New York. To the extent that it has been necessary, CILCO has purchased replacement natural gas. Because these transactions are part of a larger and more diversified natural gas supply portfolio and are subject to the PGA clause, management does not believe ENA's failure to supply natural gas or its subsequent bankruptcy filing will have a material adverse effect on CILCO's financial position, results of operations or liquidity.

     On June 18, 2003, 20 retirees and surviving spouses of retirees of various Ameren companies (the plaintiffs) filed a complaint in the U.S. District Court, Southern District of Illinois, against Ameren, UE, CIPS, Genco and Ameren Services, and against our Retiree Medical Plan (the defendants). The retirees were members of various local labor unions of the IBEW and the IUOE. The complaint, referred to as Barnett, et al. vs Ameren Corporation, et al., alleges the following:

o the labor organizations which represented the plaintiffs have historically negotiated retiree medical benefits with the defendants and that pursuant to the negotiated collective bargaining agreements and other negotiated documents, the plaintiffs are guaranteed medical benefits at no cost or at a fixed maximum cost during their retirement;
o Ameren has unilaterally announced that, beginning in 2004, retirees must pay a portion of their own healthcare premiums and either an increasing portion of their dependents' premiums or newly imposed dependents' premiums, and that surviving spouses will be paying increased amounts for their medical benefits;
o the defendants' actions deprive the plaintiffs of vested benefits and thus violate ERISA and the Labor Management Relations Act of 1947, and constitute a breach of the defendants' fiduciary duties; and
o the defendants are estopped from changing the plan benefits. (This allegation was subsequently dropped from the amended complaints)

     The plaintiffs filed the complaint on behalf of themselves, other similarly situated former non-management employees and their surviving spouses who retired from January 1, 1992 through October 1, 2002, and on behalf of all subsequent non-management retirees and their surviving spouses whose medical benefits are reduced or are threatened with reduction. The plaintiffs seek to have this lawsuit certified as a class action, seek injunctive relief and declaratory relief, seek actual damages for any amounts they are made to pay as a result of the defendants' actions, and seek payment of attorney fees and costs. An amended complaint that added three plaintiffs was filed July 15, 2003. In response to the Court's ruling on the defendants' motions to dismiss various counts of the complaint, a second amended complaint was filed on December 15, 2003, clarifying some of the allegations, adding two and dropping two plaintiffs, and adding the Ameren Group Medical Plan as a defendant. We are unable to predict the outcome of this lawsuit or the impact of the outcome on our financial position, results of operations or liquidity.

Regulation

     Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, we are unable to predict the impact of these changes on our future financial position, results of operations or liquidity. See Note 3 - Rate and Regulatory Matters for further information.


NOTE 16 - Callaway Nuclear Plant

     Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill, or 1/10 of one cent, per nuclear-generated kilowatthour sold for future disposal of spent fuel. Pursuant to this Act, UE collects one mill from its electric customers for each kilowatthour of electricity that it generates from its Callaway Nuclear Plant. Electric utility rates charged to customers provide for recovery of such costs. The DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. UE has sufficient storage capacity at its Callaway Nuclear Plant until 2019 and has the capability for additional storage capacity through the licensed life of the plant. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of the Callaway Nuclear Plant through its currently licensed life.

     Electric utility rates charged to customers provide for the recovery of the Callaway Nuclear Plant's decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway Nuclear Plant site is assumed to be decommissioned based on immediate dismantlement method and removal from service. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $536 million in current year dollars and are expected to escalate approximately 3.5% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to cost of services used to establish electric rates for UE's customers and amounted to approximately $7 million in each of the years 2003, 2002 and 2001. Every three years, the MoPSC and ICC require UE to file updated cost studies for decommissioning its

Callaway Nuclear Plant, and electric rates may be adjusted at such times to reflect changed estimates. The latest studies were filed in 2002. Costs collected from customers are deposited in an external trust fund to provide for the Callaway Nuclear Plant's decommissioning. Fund earnings are expected to average approximately 8.6% annually through the date of decommissioning. If the assumed return on trust assets is not earned, we believe it is probable that any such earnings deficiency will be recovered in rates. The fair value of the nuclear decommissioning trust fund for UE's Callaway Nuclear Plant is reported in Nuclear Decommissioning Trust Fund in Ameren's and UE's Consolidated Balance Sheets. This amount is legally restricted to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund and to the regulatory asset recorded in connection with the adoption of SFAS No. 143. Upon the completion of UE's transfer of its Illinois electric and gas utility businesses to CIPS, which is subject to the receipt of regulatory approvals, the assets and liabilities related to the Illinois portion of the decommissioning trust fund will be transferred to Missouri. See Note 3 - Rate and Regulatory Matters for further information.


NOTE 17 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Temporary Investments and Short-term Borrowings

     The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Marketable Securities

     The fair value is based on quoted market prices obtained from dealers or investment managers.

Nuclear Decommissioning Trust Fund

     The fair value is estimated based on quoted market prices for securities.

Preferred Stock of UE, CIPS and CILCO

     The fair value is estimated based on the quoted market prices for the same or similar issues.

Long-term Debt

     The fair value is estimated based on the quoted market prices for same or similar issues or on the current rates offered to Ameren and its subsidiaries for debt of comparable maturities.

Derivative Financial Instruments

     Market prices used to determine fair value are based on management's estimates, which take into consideration factors like closing exchange prices, over-the-counter prices, time value of money and volatility factors. All derivative financial instruments are carried at fair value.

     The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2003 and 2002:

   ===================================================================================================================
                                                                    2003                            2002
                                                        --------------------------------------------------------------
                                                           Carrying         Fair          Carrying          Fair
                                                            Amount          Value          Amount          Value
   -------------------------------------------------------------------------------------------------------------------
   Ameren:(a)
   Long-term debt and capital lease obligations
       (including current portion)....................     $ 4,568         $ 4,903       $  3,772         $ 4,014
   Preferred stock....................................         203             186            193             170
   ===================================================================================================================
   UE:
   Long-term debt and capital lease obligations
       (including current portion)....................     $ 2,102         $ 2,117       $  1,817         $ 1,878
   Preferred stock....................................         113             110            113              98
   -------------------------------------------------------------------------------------------------------------------


   -------------------------------------------------------------------------------------------------------------------
                                                                    2003                            2002
                                                        --------------------------------------------------------------
                                                           Carrying         Fair          Carrying          Fair
                                                            Amount          Value          Amount          Value
   -------------------------------------------------------------------------------------------------------------------
   CIPS:
   Long-term debt.....................................     $   485         $   539       $    579         $   625
   Preferred stock....................................          50              39             80              72
   ===================================================================================================================
   Genco:
   Long-term debt.....................................     $   698         $   832       $    698         $   783
   ===================================================================================================================
   CILCORP:(b)
   Long-term debt (including current portion).........     $   769         $   827       $    818         $   917
   Preferred stock....................................          40              37             41              41
   ===================================================================================================================
   CILCO:
   Long-term debt (including current portion).........     $   238         $   256       $    343         $   365
   Preferred stock....................................          40              37             41              41
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003 and includes amounts for non-registrant Ameren subsidiaries.
     (b) Includes predecessor information for periods prior to January 31, 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     UE has investments in debt and equity securities that are held in trust funds for the purpose of funding the nuclear decommissioning of its Callaway Nuclear Plant. See Note 16 - Callaway Nuclear Plant for further information. We have classified these investments in debt and equity securities as available for sale and have recorded all such investments at their fair market value at December 31, 2003 and 2002. Investments by the nuclear decommissioning trust funds are allocated 60% to 70% to equity securities with the balance invested in fixed income securities. Fixed income investments are limited to U.S. government or agency securities, municipal bonds or investment-grade corporate securities. The proceeds from the sale of investments were $123 million in 2003 (2002 - $141 million; 2001 - $230 million). Using the specific identification method to determine cost, the gross realized gains on those sales were approximately $1 million for 2003 (2002 - less than $1 million; 2001 - $4 million). Net realized and unrealized gains and losses are reflected in regulatory assets on Ameren's and UE's Consolidated Balance Sheets, which is consistent with the method we use to account for the decommissioning costs recovered in rates. Gains or losses on assets in the trusts could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in electric rates paid by UE's customers.

     The following table presents the costs and fair values of investments in debt and equity securities in the nuclear decommissioning trust fund at December 31, 2003 and 2002:

   ===================================================================================================================
             Security                  Cost              Gross Unrealized             Gross Unrealized        Fair
               Type                                            Gain                        (Loss)             Value
   -------------------------------------------------------------------------------------------------------------------
   2003:
   Debt securities..............    $   62                   $     2                  $       -             $    64
   Equity securities............        96                        47                          -                 143
   Cash equivalents.............         5                         -                          -                   5
   -------------------------------------------------------------------------------------------------------------------
   Total........................    $  163                   $    49                  $       -             $   212
  --------------------------------------------------------------------------------------------------------------------
   2002:
   Debt securities..............    $   57                   $     4                  $       -             $    61
   Equity securities............        89                        17                          -                 106
   Cash equivalents.............         5                         -                          -                   5
   -------------------------------------------------------------------------------------------------------------------
   Total........................    $  151                   $    21                  $       -             $   172
   ===================================================================================================================

     The following table presents the costs and fair values of investments in debt securities according to their contractual maturities at December 31, 2003:

   ===================================================================================================================
                                                                                          Cost          Fair Value
   -------------------------------------------------------------------------------------------------------------------
   Less than 5 years...............................................................       $   24       $   24
   5 years to 10 years.............................................................           22           23
   Due after 10 years..............................................................           16           17
   -------------------------------------------------------------------------------------------------------------------
   Total...........................................................................       $   62       $   64
   ===================================================================================================================

NOTE 18 - Segment Information

Ameren

     Ameren's reportable segment, Utility Operations, is comprised of its electric generation and electric and gas transmission and distribution operations. Ameren's reportable segment, Other, is comprised of the parent holding company, Ameren Corporation. As a result of the CILCORP acquisition, we modified our segment presentation in 2003 and have made reclassifications to prior periods to conform to current period presentation.

     The accounting policies for segment data are the same as those described in
Note 1 - Summary of Significant Accounting Policies. Segment data includes intersegment revenues, as well as a charge for allocating costs of administrative support services to each of the operating companies, which, in each case, is eliminated upon consolidation. Ameren Services allocates administrative support services based on various factors, such as headcount, number of customers and total assets.

     The table below presents information about the reported revenues, net income and total assets of Ameren for the years ended December 31, 2003, 2002, and 2001:

   ===================================================================================================================
                                    Utility                Other          Reconciling Items
                                   Operations                                                          Total
   -------------------------------------------------------------------------------------------------------------------
   2003:(a)
   Operating revenues.......       $   5,692             $      -             $ (1,099)(b)           $ 4,593
   Net income...............             546                  (22)                   -                   524
   Total assets.............          13,472                  761                    -                14,233
   ===================================================================================================================
   2002:
   Operating revenues.......       $   4,912             $      -             $ (1,071)(b)           $ 3,841
   Net income...............             384                   (2)                   -                   382
   Total assets.............          11,037                1,114                    -                12,151
   ===================================================================================================================
   2001:
   Operating revenues.......       $   4,965             $      -             $ (1,107)(b)             3,858
   Net income...............             472                   (3)                   -                   469
   Total assets.............           9,939                  462                    -                10,401
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b)  Elimination of intercompany revenues.

     The following table presents specified items included in Ameren's segment profit (loss) for the years ended December 31, 2003, 2002, and 2001:


   ===================================================================================================================
                                                      Utility            Other           Reconciling
                                                     Operations                             Items           Total
   -------------------------------------------------------------------------------------------------------------------
   2003:(a)
   -------------------------------------------------------------------------------------------------------------------
   Interest expense..............................      $  344          $     29           $    (96)(b)     $  277
   Depreciation and amortization.................         519                 -                  -            519
   Income tax....................................         305                (4)                 -            301(c)
  ===================================================================================================================
   2002:
   -------------------------------------------------------------------------------------------------------------------
   Interest expense..............................      $  279          $     28           $    (93)(b)     $  214
   Depreciation and amortization.................         431                 -                  -            431
   Income tax....................................         244                (7)                 -            237
  ===================================================================================================================
   2001:
   -------------------------------------------------------------------------------------------------------------------
   Interest expense..............................      $  259          $     13           $    (81)(b)     $  191
   Depreciation and amortization.................         406                 -                  -            406
   Income tax....................................         306                (1)                 -            305(d)
  ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b)  Elimination of intercompany interest charges.
     (c) Does not include income tax expense related to the cumulative effect gain recognized upon adoption of SFAS No. 143.
     (d) Does not include tax benefit related to the cumulative effect loss recognized upon adoption of SFAS No. 133.

     All construction expenditures for the years ended December 31, 2003, 2002, and 2001, were in the Utility Operations segment.


SELECTED QUARTERLY INFORMATION (Unaudited)(In millions, except per share amounts)

======================================================================================================================
                                                                                    Income (Loss)
                                                                                        Before
                                                        Income (Loss)                Cumulative
                                                           Before                    Effect of
                                                         Cumulative                   Change in          Earnings
                                                          Effect of                  Accounting            per
                                                          Change in          Net    Principle per         Common
         Ameren (a)          Operating    Operating       Accounting       Income      Common             Share -
       Quarter Ended        Revenues(b)     Income         Principle       (Loss)       Share              Basic
   -------------------------------------------------------------------------------------------------------------------
   March 31, 2003........   $  1,108        $   201        $    83        $   101       $   0.52           $  0.63
   March 31, 2002........        874            149             59             59           0.42              0.42
   -------------------------------------------------------------------------------------------------------------------
   June 30, 2003.........      1,088            250            110            110           0.68              0.68
   June 30, 2002.........        978            277            115            115           0.80              0.80
   -------------------------------------------------------------------------------------------------------------------
   September 30, 2003....      1,350            500            275            275           1.70              1.70
   September 30, 2002....      1,166            441            240            240           1.64              1.64
   -------------------------------------------------------------------------------------------------------------------
   December 31, 2003.....      1,047            139             38             38           0.24              0.24
   December 31, 2002.....        823              6            (32)           (32)         (0.20)            (0.20)
   ===================================================================================================================

     (a) Includes amounts for CILCORP since the acquisition date of January 31, 2003.
     (b) For 2002, revenues were netted with costs upon adoption of EITF No. 02-3 and the rescission of EITF No. 98-10. See Note 1 - Summary of Significant Accounting Policies to our financial statements for further information. The amount netted for each quarter is as follows:
          2002 - $241 million in first quarter, $133 million in second quarter, $189 million in third quarter and $175 million in fourth quarter.

   ===================================================================================================================
                                                                                                        Net Income
                                                                        Operating          Net      (Loss) Available
                           UE                             Operating       Income          Income        to Common
                     Quarter Ended                       Revenues(a)      (Loss)          (Loss)        Stockholder
   -------------------------------------------------------------------------------------------------------------------
   March 31, 2003....................................   $    620          $   131      $    68          $    67
   March 31, 2002....................................        584              100           51               49
   -------------------------------------------------------------------------------------------------------------------
   June 30, 2003.....................................        636              188          107              105
   June 30, 2002.....................................        672              199          107              105
   -------------------------------------------------------------------------------------------------------------------
   September 30, 2003................................        816              380          225              224
   September 30, 2002................................        853              351          206              204
   -------------------------------------------------------------------------------------------------------------------
   December 31, 2003.................................        565               88           47               45
   December 31, 2002.................................        541               (6)         (20)             (22)
   ===================================================================================================================

     (a) For 2002, revenues were netted with costs upon adoption of EITF No. 02-3 and the rescission of EITF No. 98-10. See Note 1 - Summary of Significant Accounting Policies to our financial statements for further information. The amount netted for each quarter is as follows:
          2002 - $150 million in first quarter, $78 million in second quarter, $117 million in third quarter and $113 million in fourth quarter.

   ===================================================================================================================
                                                                                                        Net Income
                                                                        Operating          Net      (Loss) Available
                         CIPS                             Operating       Income          Income        to Common
                     Quarter Ended                       Revenues(a)      (Loss)          (Loss)        Stockholder
   -------------------------------------------------------------------------------------------------------------------
   March 31, 2003....................................   $    209          $     6      $     2          $     1
   March 31, 2002....................................        215                4            2                1
   -------------------------------------------------------------------------------------------------------------------
   June 30, 2003.....................................        167                9            3                3
   June 30, 2002.....................................        187               15            8                7
   -------------------------------------------------------------------------------------------------------------------
   September 30, 2003................................        196               31           26               25
   September 30, 2002................................        224               43           24               23
   -------------------------------------------------------------------------------------------------------------------
   December 31, 2003.................................        170               (1)          (2)              (3)
   December 31, 2002.................................        198              (10)          (8)              (8)
   ===================================================================================================================


   ===================================================================================================================
                                                                                 Income Before
               Genco                   Operating         Operating           Effect of Change in               Net
           Quarter Ended               Revenues(a)         Income            Accounting Principle            Income
   ------------------------------ -------------------- --------------- --------------------------------- -------------
   March 31, 2003...............     $    206             $    58                 $      21               $    39
   March 31, 2002...............          176                  38                        13                    13
   -------------------------------------------------------------------------------------------------------------------
   June 30, 2003................          173                  41                        10                    10
   June 30, 2002................          175                  26                         2                     2
   -------------------------------------------------------------------------------------------------------------------
   September 30, 2003...........          217                  53                        17                    17
   September 30, 2002...........          207                  49                        15                    15
   -------------------------------------------------------------------------------------------------------------------
   December 31, 2003............          192                  42                         9                     9
   December 31, 2002............          185                  26                         2                     2
   ===================================================================================================================

     (a) For 2002, revenues were netted with costs upon adoption of EITF No. 02-3 and the rescission of EITF No. 98-10. See Note 1 - Summary of Significant Accounting Policies to our financial statements for further information. The amount netted for each quarter is as follows:
          2002 - $87 million in first quarter, $44 million in second quarter, $60 million in third quarter and $62 million in fourth quarter.


   ===================================================================================================================
                                                                            Income (Loss) Before              Net
           CILCORP (a)                Operating           Operating      Cumulative Effect of Change         Income
           Quarter Ended               Revenues            Income          in Accounting Principle           (Loss)
   -------------------------------------------------------------------------------------------------------------------
   March 31, 2003...............      $  289              $    25                $       6                $    10
   March 31, 2002...............         203                   21                        4                      4
   -------------------------------------------------------------------------------------------------------------------
   June 30, 2003................         192                   13                        2                      2
   June 30, 2002................         173                   19                        2                      2
   -------------------------------------------------------------------------------------------------------------------
   September 30, 2003...........         215                   33                       11                     11
   September 30, 2002...........         202                   53                       23                     23
   -------------------------------------------------------------------------------------------------------------------
   December 31, 2003............         213                   14                        -                      -
   December 31, 2002............         200                    5                       (4)                    (4)
   ===================================================================================================================

     (a) Includes predecessor information for periods prior to January 31, 2003.


   ===================================================================================================================
                                                           Income (Loss)                             Net Income
                                                         Before Cumulative                              (Loss)
                                                         Effect of Change         Net                Available to
           CILCO            Operating     Operating       in Accounting         Income                  Common
       Quarter Ended         Revenues       Income           Principle          (Loss)                Stockholder
   -------------------------------------------------------------------------------------------------------------------
   March 31, 2003........     $  246        $   24           $      11         $    35                $    35
   March 31, 2002........        186            21                  10              10                      9
   -------------------------------------------------------------------------------------------------------------------
   June 30, 2003.........        172            12                   5               5                      4
   June 30, 2002.........        161            18                   8               8                      8
   -------------------------------------------------------------------------------------------------------------------
   September 30, 2003....        203            29                  15              15                     15
   September 30, 2002....        192            52                  29              29                     28
   -------------------------------------------------------------------------------------------------------------------
   December 31, 2003.....        201           (12)                (10)            (10)                   (11)
   December 31, 2002.....        180             6                   3               3                      3
   ===================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     PricewaterhouseCoopers LLP served as independent accountants for Ameren, UE, CIPS and Genco for the two fiscal years ended December 31, 2003 and 2002 and the subsequent interim period through the date of this report and for CILCORP and CILCO for the fiscal year ended December 31, 2003, and the subsequent interim period through the date of this report. During these periods, PricewaterhouseCoopers LLP did not resign, decline to stand for re-election or was dismissed.

     During the fiscal year ended December 31, 2002, and the subsequent interim period through March 14, 2003, Deloitte & Touche LLP served as independent public accountants for CILCORP and CILCO. The following text was filed by CILCORP and CILCO by Form 8-K on March 20, 2003, regarding a change in their certifying accountant:

     On March 14, 2003, the Auditing Committees of CILCORP Inc. and Central Illinois Light Company (the "Registrants") dismissed Deloitte & Touche LLP ("Deloitte & Touche") as the Registrants' independent public accountants subject to completion of its services related to the audits of the fiscal year 2002 and engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") to serve as the Registrants' independent auditors for the fiscal year 2003. The Registrants' Auditing Committees made this replacement because PricewaterhouseCoopers is serving as the independent auditors for the Registrants' parent company, Ameren Corporation, for the fiscal year 2003.

     Deloitte & Touche's reports on the Registrants' consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Registrants' two fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through March 14, 2003, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Deloitte & Touche's satisfaction, would have caused it to make reference to the subject matter in connection with its reports on the Registrants' consolidated financial statements for such years, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

     The Registrants have provided Deloitte & Touche with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Deloitte & Touche's letter, dated March 20, 2003, stating its agreement with such statements.

     During the Registrants' two fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through March 14, 2003, the Registrants did not consult PricewaterhouseCoopers regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrants' consolidated financial statements, or any other matter or reportable event that would be required to be reported in this Current Report on Form 8-K.


ITEM 9A. CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures

     As of December 31, 2003, the principal executive officer and principal financial officer of each Registrant have evaluated the effectiveness of the design and operation of such Registrant's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act). Based upon that evaluation, the principal executive officer and principal financial officer of each such Registrant have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to such Registrant, which is required to be included in such Registrant's reports filed or submitted with the SEC under the Exchange Act.

     (b)  Change in Internal Controls

     There has been no change in the Registrants' internal control over financial reporting that occurred during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

     Information required by Item 401and 405 of SEC Regulation S-K for Ameren, UE, CIPS and CILCO will be included in each company's definitive proxy statement for their 2004 annual meetings of shareholders filed pursuant to SEC Regulation 14A and is incorporated herein by reference. With respect to Genco and CILCORP, this information is omitted in reliance on General Instruction I(2) of Form 10-K.

     Information concerning executive officers required by this item is reported under a separate caption in Part I of this report.

     The Boards of Directors of the Ameren Companies have determined that they have one Audit Committee financial expert serving on each of their Audit Committees. His name is Douglas R. Oberhelman and he has been determined by the Ameren Companies' Boards of Directors to be "independent" as that term is used in SEC Regulation 14A.

     To provide for ethical conduct in its financial management and reporting, Ameren has adopted a Code of Ethics that applies to the principal executive officer, the principal financial officer, the principal accounting officer or controller, and the treasurer of the Ameren Companies. Ameren has also adopted a Code of Business Conduct that applies to the directors, officers and employees of the Ameren Companies, referred to as the Corporate Compliance Policy. The Ameren Companies make available free of charge through Ameren's Internet website (http://www.ameren.com) the Code of Ethics and Corporate Compliance Policy. These documents are also available without charge in print upon written request to Ameren Corporation, Attention: Secretary, P.O. Box 66149, St. Louis, Missouri 63166-6149. Any amendment to, or waiver of, the Code of Ethics and Corporate Compliance Policy will be posted on Ameren's Internet website within five business dates following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by Item 402 of SEC Regulation S-K for Ameren, UE, CIPS and CILCO will be included in each company's definitive proxy statement for their 2004 annual meetings of shareholders filed pursuant to SEC Regulation 14A and is incorporated herein by reference. With respect to Genco and CILCORP, this information is omitted in reliance on General Instruction I(2) of Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

     The following table presents information as of December 31, 2003, with respect to the shares of Ameren's common stock that may be issued under its existing equity compensation plan.


   ===================================================================================================================
                                                                                            Number of Securities
                                                                                          Remaining Available for
                                Number of Securities to    Weighted-Average Exercise    Future Issuance Under Equity
                                be Issued Upon Exercise      Price of Outstanding      Compensation Plans (excluding
                                of Outstanding Options,      Options, Warrants and        securities reflected in
              Plan                Warrants and Rights               Rights                      column (a) )
            Category                      (a)                         (b)                           (c)
   -------------------------------------------------------------------------------------------------------------------
   Equity compensation plans
       approved by
       securityholders(a)....         1,499,676                   $    34.88                      1,772,632(b)
   -------------------------------------------------------------------------------------------------------------------
   Equity compensation plans
       not approved by
       securityholders.......                 -                            -                              -
   -------------------------------------------------------------------------------------------------------------------
   Total.....................         1,499,676                   $    34.88                      1,772,632
   ===================================================================================================================

     (a) Consists of the Ameren Corporation Long-term Incentive Plan of 1998 which was approved by stockholders in April 1998 and expires on April 1, 2008.
     (b) Excludes an aggregate of 584,762 restricted shares of Ameren common stock issued under the Ameren Corporation Long-term Incentive Plan of 1998 in 2001, 2002, 2003 and 2004.

     UE, CIPS, Genco, CILCORP and CILCO do not have separate equity compensation plans.

     The information required by Item 403 of SEC Regulation S-K for Ameren, UE, CIPS and CILCO will be included in each company's definitive proxy statement for their 2004 annual meetings of shareholders filed pursuant to SEC Regulation 14A and is incorporated herein by reference. With respect to Genco and CILCORP, this information is omitted in reliance on General Instruction I(2) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by Item 404 of SEC Regulation S-K for Ameren, UE, CIPS and CILCO will be included in each company's definitive proxy statement for their 2004 annual meetings of shareholders filed pursuant to SEC Regulation 14A and is incorporated herein by reference. With respect to Genco and CILCORP, this information is omitted in reliance on General Instruction I(2) of Form 10-K.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statements of Ameren, UE, CIPS and CILCO for their 2004 annual meetings of shareholders filed pursuant to SEC Regulation 14A and is incorporated herein by reference.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)(1)  Financial Statements                                                                             Page No.
                                                                                                               Herein
                                                                                                               --------
           Ameren
              Report of Independent Auditors................................................................     77
              Consolidated Statement of Income - Years Ended December 31, 2003, 2002, and 2001..............     86
              Consolidated Balance Sheet - December 31, 2003 and 2002.......................................     87
              Consolidated Statement of Cash Flows - Years Ended December 31, 2003, 2002, and 2001..........     88
              Consolidated Statement of Common Stockholders' Equity.........................................     89

           UE
              Report of Independent Auditors................................................................     79
              Consolidated Statement of Income - Years Ended December 31, 2003, 2002, and 2001..............     90
              Consolidated Balance Sheet - December 31, 2003 and 2002.......................................     91
              Consolidated Statement of Cash Flows - Years Ended December 31, 2003, 2002, and 2001..........     92
              Consolidated Statement of Common Stockholder's Equity.........................................     93

           CIPS
              Report of Independent Auditors................................................................     80
              Statement of Income - Years Ended December 31, 2003, 2002, and 2001...........................     94
              Balance Sheet - December 31, 2003 and 2002....................................................     95
              Statement of Cash Flows - Years Ended December 31, 2003, 2002, and 2001.......................     96
              Statement of Common Stockholder's Equity......................................................     97

           Genco
              Report of Independent Auditors................................................................     81
              Statement of Income - Years Ended December 31, 2003, 2002, and 2001...........................     98
              Balance Sheet - December 31, 2003 and 2002....................................................     99
              Statement of Cash Flows - Years Ended December 31, 2003, 2002, and 2001.......................    100
              Statement of Common Stockholder's Equity......................................................    101

           CILCORP
              Report of Independent Auditors (regarding 2003)...............................................     82
              Report of Independent Auditors (regarding 2002)..............................................      84
              Consolidated Statement of Income - Years Ended December 31, 2003, 2002, and 2001..............    102
              Consolidated Balance Sheet - December 31, 2003 and 2002.......................................    103
              Consolidated Statement of Cash Flows - Years Ended December 31, 2003, 2002, and 2001..........    104
              Consolidated Statement of Common Stockholder's Equity.........................................    105

           CILCO
              Report of Independent Auditors (regarding 2003)...............................................     83
              Report of Independent Auditors (regarding 2002)...............................................     85
              Consolidated Statement of Income - Years Ended December 31, 2003, 2002, and 2001..............    106
              Consolidated Balance Sheet - December 31, 2003 and 2002.......................................    107
              Consolidated Statement of Cash Flows - Years Ended December 31, 2003, 2002, and 2001..........    108
              Consolidated Statement of Common Stockholder's Equity.........................................    109


      (a)(2)  Financial Statement Schedule

              Report of Independent Auditors on Financial Statement Schedule................................     78

              Schedule II - Valuation and Qualifying Accounts
                for the years ended December 31, 2003, 2002, and 2001.......................................    182


     The above schedule should be read in conjunction with the aforementioned financial statements. Schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements.

     (a)(3)   Exhibits.

     Reference is made to the Exhibit Index commencing on page 189.


     (b) Reports on Form 8-K. The Ameren Companies filed the following reports on Form 8-K during the quarterly period ended December 31, 2003:

                  Date of Report                            Items Reported              Financial Statements Filed
                  --------------                            --------------              --------------------------
           Ameren
                  October 3, 2003                                5                                 None
                  October 10, 2003                               5                                 None
                  December 5, 2003                               5, 7                              None
                  December 10, 2003                              5, 7                              None
           UE
                  October 7, 2003                                5, 7                              None
                  October 10, 2003                               5                                 None
                  December 5, 2003                               5, 7                              None
                  December 10, 2003                              5, 7                              None
           CIPS
                  October 10, 2003                               5                                 None
                  December 5, 2003                               5, 7                              None
           Genco
                  October 10, 2003                               5                                 None
                  December 5, 2003                               5, 7                              None
           CILCORP
                  October 3, 2003                                5                                 None
                  October 10, 2003                               5                                 None
                  December 5, 2003                               5, 7                              None
           CILCO
                  October 3, 2003                                5                                 None
                  October 10, 2003                               5                                 None
                  December 5, 2003                               5, 7                              None

     (c)  Exhibits are listed in the Exhibit Index commencing on page 189.


====================================================================================================================================
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                       FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
 (In millions)                    Col. A                       Col. B                Col. C                  Col. D        Col. E
                                                                                (1)              (2)
                                                             Balance at   Charged to       Charged to                     Balance at
                                                            Beginning of  Costs and         Other                           End of
                                Description                    Period      Expenses        Accounts        Deductions(b)    Period
------------------------------------------------------------------------------------------------------------------------------------
Ameren:
  Deducted from assets - allowance for doubtful accounts:
            2003..............................................  $   7      $  30(a)                           $   24        $   13
            2002..............................................      9         20                                  22             7
            2001..............................................      8         24                                  23             9
====================================================================================================================================
====================================================================================================================================
UE:
   Deducted from assets - allowance for doubtful accounts:
            2003..............................................  $   6      $  16                              $   16        $    6
            2002..............................................      7         15                                  16             6
            2001..............................................      6         17                                  16             7
====================================================================================================================================
====================================================================================================================================
CIPS:
  Deducted from assets - allowance for doubtful accounts:
            2003..............................................  $   1      $   5                              $    5        $    1
            2002..............................................      1          5                                   5             1
            2001..............................................      2          6                                   7             1
====================================================================================================================================
====================================================================================================================================
CILCORP:
  Deducted from assets - allowance for doubtful accounts:
            2003..............................................  $   2      $   7                              $    3        $    6
            2002..............................................      2          2                                   2             2
            2001..............................................      1          6                                   5             2
====================================================================================================================================
====================================================================================================================================
CILCO:
  Deducted from assets - allowance for doubtful accounts:
            2003..............................................  $   2      $   7                              $    3        $    6
            2002..............................................      2          2                                   2             2
            2001..............................................      1          6                                   5             2
====================================================================================================================================

     (a) Amount includes $2 million related to CILCO balance at the date of acquisition on January 31, 2003.
     (b)  Uncollectible accounts charged off, less recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.



                                                     AMEREN CORPORATION (Registrant)
Date:    March 9, 2004                               By   /s/ Gary L. Rainwater
                                                       -----------------------------
                                                        Gary L. Rainwater
                                                        Chairman, Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     /s/ Gary L. Rainwater                           Chairman, Chief Executive                  March 9, 2004
---------------------------------                    Officer, President and Director
         Gary L. Rainwater                           (Principal Executive Officer)


     /s/ Warner L. Baxter                            Executive Vice President and               March 9, 2004
---------------------------------                    Chief Financial Officer
         Warner L. Baxter                            (Principal Financial Officer)


     /s/ Martin J. Lyons                             Vice President and Controller              March 9, 2004
---------------------------------                    (Principal Accounting Officer
         Martin J. Lyons

                   *                                 Director                                   March 9, 2004
---------------------------------
         William E. Cornelius

                   *                                 Director                                   March 9, 2004
---------------------------------
         Susan S. Elliott

                   *                                 Director                                   March 9, 2004
---------------------------------
         Clifford L. Greenwalt

                   *                                 Director                                   March 9, 2004
---------------------------------
         Thomas A. Hays

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Liddy

                   *                                 Director                                   March 9, 2004
---------------------------------
         Gordon R. Lohman

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Lumpkin

                   *                                 Director                                   March 9, 2004
---------------------------------
         John Peters MacCarthy

                   *                                 Director                                   March 9, 2004
---------------------------------
         Paul L. Miller, Jr.

                   *                                 Director                                   March 9, 2004
---------------------------------
         Charles W. Mueller

                   *                                 Director                                   March 9, 2004
---------------------------------
         Douglas R. Oberhelman

                   *                                 Director                                   March 9, 2004
---------------------------------
         Harvey Saligman

*By   /s/ Steven R. Sullivan                                                                    March 9, 2004
   ------------------------------
          Steven R. Sullivan
          Attorney-in-Fact


                                                     UNION ELECTRIC COMPANY (Registrant)

Date:    March 9, 2004                               By   /s/ Gary L. Rainwater
                                                       -----------------------------
                                                              Gary L. Rainwater
                                                              Chairman, Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     /s/ Gary L. Rainwater                           Chairman, Chief Executive                  March 9, 2004
---------------------------------                    Officer, President and Director
         Gary L. Rainwater                           (Principal Executive Officer)


     /s/ Warner L. Baxter                            Executive Vice President, Chief            March 9, 2004
---------------------------------                    Financial Officer and Director
         Warner L. Baxter                            (Principal Financial Officer)


     /s/ Martin J. Lyons                             Vice President and Controller              March 9, 2004
---------------------------------                    (Principal Accounting Officer
         Martin J. Lyons

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Liddy

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Lumpkin

                   *                                 Director                                   March 9, 2004
---------------------------------
         Paul L. Miller, Jr.

                   *                                 Director                                   March 9, 2004
---------------------------------
         Douglas R. Oberhelman

                   *                                 Director                                   March 9, 2004
---------------------------------
         Garry L. Randolph

                   *                                 Director                                   March 9, 2004
---------------------------------
         Harvey Saligman

     /s/ Steven R. Sullivan                          Director                                   March 9, 2004
---------------------------------
          Steven R. Sullivan

                   *                                 Director                                   March 9, 2004
---------------------------------
          Thomas R. Voss

                   *                                 Director                                   March 9, 2004
---------------------------------
          David A. Whiteley

*By  /s/ Steven R. Sullivan                                                                     March 9, 2004
---------------------------------
         Steven R. Sullivan
         Attorney-in-Fact







                                                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                                                  (Registrant)

Date:    March 9, 2004                               By   /s/ Gary L. Rainwater
                                                       -----------------------------
                                                              Gary L. Rainwater
                                                              Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     /s/ Gary L. Rainwater                           Chief Executive Officer,                   March 9, 2004
---------------------------------                    President and Director
         Gary L. Rainwater                           (Principal Executive Officer)


     /s/ Warner L. Baxter                            Executive Vice President, Chief            March 9, 2004
---------------------------------                    Financial Officer and Director
         Warner L. Baxter                            (Principal Financial Officer)


     /s/ Martin J. Lyons                             Vice President and Controller              March 9, 2004
---------------------------------                    (Principal Accounting Officer
         Martin J. Lyons

                   *                                 Director                                   March 9, 2004
---------------------------------
         Daniel F. Cole

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Liddy

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Lumpkin

                   *                                 Director                                   March 9, 2004
---------------------------------
         Paul L. Miller, Jr.

                   *                                 Director                                   March 9, 2004
---------------------------------
         Douglas R. Oberhelman

                   *                                 Director                                   March 9, 2004
---------------------------------
         Harvey Saligman

     /s/ Steven R. Sullivan                          Director                                   March 9, 2004
---------------------------------
         Steven R. Sullivan

                   *                                 Director                                   March 9, 2004
---------------------------------
          Thomas R. Voss

                   *                                 Director                                   March 9, 2004
---------------------------------
          David A. Whiteley

*By  /s/ Steven R. Sullivan                                                                     March 9, 2004
---------------------------------
         Steven R. Sullivan
         Attorney-in-Fact



                                                     AMEREN ENERGY GENERATING COMPANY
                                                               (Registrant)

Date:    March 9, 2004                               By   /s/ Thomas R. Voss
                                                       -----------------------------
                                                              Thomas R. Voss
                                                              President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     /s/ Thomas R. Voss                              President                                  March 9, 2004
---------------------------------                    (Principal Executive Officer)
         Thomas R. Voss


     /s/ Warner L. Baxter                            Executive Vice President, Chief            March 9, 2004
---------------------------------                    Financial Officer and Director
         Warner L. Baxter                            (Principal Financial Officer)


     /s/ Martin J. Lyons                             Vice President and Controller              March 9, 2004
---------------------------------                    (Principal Accounting Officer
         Martin J. Lyons

                   *                                 Director                                   March 9, 2004
---------------------------------
         Daniel F. Cole

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Liddy

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Lumpkin

                   *                                 Director                                   March 9, 2004
---------------------------------
         Paul L. Miller, Jr.

                   *                                 Director                                   March 9, 2004
---------------------------------
         Douglas R. Oberhelman

                   *                                 Director                                   March 9, 2004
---------------------------------
         Gary L. Rainwater

                   *                                 Director                                   March 9, 2004
---------------------------------
         Harvey Saligman

     /s/ Steven R. Sullivan                          Director                                   March 9, 2004
---------------------------------
         Steven R. Sullivan

                   *                                 Director                                   March 9, 2004
---------------------------------
         David A. Whiteley

*By  /s/ Steven R. Sullivan                                                                     March 9, 2004
---------------------------------
         Steven R. Sullivan
         Attorney-in-Fact



                                                   CILCORP INC. (Registrant)

Date:    March 9, 2004                             By   /s/ Gary L. Rainwater
                                                     -----------------------------
                                                            Gary L. Rainwater
                                                            Chairman, Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     /s/ Gary L. Rainwater                           Chairman, Chief Executive Officer,         March 9, 2004
---------------------------------                    President and Director
         Gary L. Rainwater                           (Principal Executive Officer)


     /s/ Warner L. Baxter                            Executive Vice President, Chief            March 9, 2004
---------------------------------                    Financial Officer and Director
         Warner L. Baxter                            (Principal Financial Officer)


     /s/ Martin J. Lyons                             Vice President and Controller              March 9, 2004
---------------------------------                    (Principal Accounting Officer
         Martin J. Lyons

                   *                                 Director                                   March 9, 2004
---------------------------------
         Daniel F. Cole

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Liddy

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Lumpkin

                   *                                 Director                                   March 9, 2004
---------------------------------
         Paul L. Miller, Jr.

                   *                                 Director                                   March 9, 2004
---------------------------------
         Douglas R. Oberhelman

                   *                                 Director                                   March 9, 2004
---------------------------------
         Harvey Saligman

     /s/ Steven R. Sullivan                          Director                                   March 9, 2004
---------------------------------
         Steven R. Sullivan

                   *                                 Director                                   March 9, 2004
---------------------------------
         Thomas R. Voss

                   *                                 Director                                   March 9, 2004
---------------------------------
         David A. Whiteley

*By  /s/ Steven R. Sullivan                                                                     March 9, 2004
---------------------------------
         Steven R. Sullivan
         Attorney-in-Fact



                                                     CENTRAL ILLINOIS LIGHT COMPANY (Registrant)

Date:    March 9, 2004                             By   /s/ Gary L. Rainwater
                                                       -----------------------------
                                                              Gary L. Rainwater
                                                              Chairman, Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     /s/ Gary L. Rainwater                           Chairman, Chief Executive Officer,         March 9, 2004
---------------------------------                    President and Director
         Gary L. Rainwater                           (Principal Executive Officer)


     /s/ Warner L. Baxter                            Executive Vice President, Chief            March 9, 2004
---------------------------------                    Financial Officer and Director
         Warner L. Baxter                            (Principal Financial Officer)


     /s/ Martin J. Lyons                             Vice President and Controller              March 9, 2004
---------------------------------                    (Principal Accounting Officer
         Martin J. Lyons

                   *                                 Director                                   March 9, 2004
---------------------------------
         Scott A. Cisel

                   *                                 Director                                   March 9, 2004
---------------------------------
         Daniel F. Cole

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Liddy

                   *                                 Director                                   March 9, 2004
---------------------------------
         Richard A. Lumpkin

                   *                                 Director                                   March 9, 2004
---------------------------------
         Paul L. Miller, Jr.

                   *                                 Director                                   March 9, 2004
---------------------------------
         Douglas R. Oberhelman

                   *                                 Director                                   March 9, 2004
---------------------------------
         Harvey Saligman

     /s/ Steven R. Sullivan                          Director                                   March 9, 2004
---------------------------------
         Steven R. Sullivan

                   *                                 Director                                   March 9, 2004
---------------------------------
         Thomas R. Voss

*By  /s/ Steven R. Sullivan                                                                     March 9, 2004
---------------------------------
         Steven R. Sullivan
         Attorney-in-Fact




                                                  EXHIBIT INDEX


     The documents listed below are being filed or have previously been filed on behalf of Ameren, UE, CIPS,
Genco, CILCORP and CILCO (collectively the "Ameren Companies") and are incorporated herein by reference from the documents indicated and made a part hereof.  Exhibits not identified as previously filed are filed herewith.

   -----------------------------------------------------------------------------------------------------------------------
          Exhibit                                       Nature                                 Previously Filed
        Designation      Registrant(s)                of Exhibit                                 as Exhibit to:
   -----------------------------------------------------------------------------------------------------------------------
            2.1            Ameren               Stock Purchase Agreement, dated as        March 31, 2002, Form 10-Q,
                                                of April 28, 2002, by and between         Exhibit 2.1, File No. 1-14756
                                                AES and Ameren
   -----------------------------------------------------------------------------------------------------------------------
            2.2            Ameren               Membership Interest Purchase              March 31, 2002, Form 10-Q,
                                                Agreement, dated as of April 28,          Exhibit 2.2, File No. 1-14756
                                                2002, by and between AES and Ameren
   -----------------------------------------------------------------------------------------------------------------------
            2.3            Ameren Companies     Stock Purchase Agreement, dated as        February 3, 2004, Combined
                                                of February 2, 2004, by and               Ameren Companies Form 8-K,
                                                between Dynegy and certain of its         Exhibit 2.1*
                                                subsidiaries and Ameren
   -----------------------------------------------------------------------------------------------------------------------
        Articles of
      Incorporation /
         By Laws
   -----------------------------------------------------------------------------------------------------------------------
          3.1(i)          Ameren                Restated Articles of Incorporation        File No. 33-64165, Annex F
                                                of Ameren
   -----------------------------------------------------------------------------------------------------------------------
          3.2(i)          Ameren                Certificate of Amendment to               1998 Form 10-K, Exhibit 3(i),
                                                Ameren's Restated Articles of             File No. 1-14756
                                                Incorporation filed December 14,
                                                1998
   -----------------------------------------------------------------------------------------------------------------------
          3.3(i)          UE                    Restated Articles of Incorporation        UE 1993 Form 10-K, Exhibit
                                                of UE                                     3(i), File No. 1-2967
   -----------------------------------------------------------------------------------------------------------------------
          3.4(i)          CIPS                  Restated Articles of Incorporation        March 31, 1994 CIPS Form 10-Q,
                                                of CIPS                                   Exhibit 3(b), File No. 1-3672
   -----------------------------------------------------------------------------------------------------------------------
          3.5(i)          Genco                 Articles of Incorporation of Genco        Exhibit 3.1 to Genco's
                                                                                          Registration Statement on Form
                                                                                          S-4  File No. 333-56594
   -----------------------------------------------------------------------------------------------------------------------
          3.6(i)          Genco                 Amendment to Articles of                  Exhibit 3.2 to Genco's
                                                Incorporation of Genco filed April        Registration Statement  Form
                                                19, 2000                                  S-4  File No. 333-56594
   -----------------------------------------------------------------------------------------------------------------------
          3.7(i)          CILCORP               Articles of Incorporation of              CILCORP 1999 Form 10-K, Exhibit
                                                CILCORP as amended November 15,           3, File No. 1-18946
                                                1999
   -----------------------------------------------------------------------------------------------------------------------
          3.8(i)          CILCO                 Articles of Incorporation of CILCO        CILCO 1998 Form 10-K, Exhibit
                                                as amended April 28, 1998                 3, File No. 1-8946
   -----------------------------------------------------------------------------------------------------------------------
          3.9(ii)         Ameren                By-Laws of Ameren as amended              Exhibit 4.3, File No. 333-112823
                                                February 13, 2004
   -----------------------------------------------------------------------------------------------------------------------
         3.10(ii)         UE                    By-Laws of UE as amended August           September 30, 2001, UE Form
                                                23, 2001                                  10-Q, Exhibit 3(ii), File No.
                                                                                          1-2967
   -----------------------------------------------------------------------------------------------------------------------
         3.11(ii)         CIPS                  By-Laws of CIPS as amended January        CIPS 2002 Form 10-K, Exhibit
                                                21, 2003                                  3.2(ii), File No. 1-3672
   -----------------------------------------------------------------------------------------------------------------------
         3.12(ii)         Genco                 By-Laws of Genco as amended               Genco 2002  Form 10-K, Exhibit
                                                January 21, 2003                          3.3, File No. 333-56594
   -----------------------------------------------------------------------------------------------------------------------




   -----------------------------------------------------------------------------------------------------------------------
         3.13(ii)         CILCORP               By-Laws of CILCORP as amended May         June 30, 2003 CILCORP Form
                                                20, 2003                                  10-Q, Exhibit 3.1, File No.
                                                                                          2-95569
   -----------------------------------------------------------------------------------------------------------------------
         3.14(ii)         CILCO                 By-Laws of CILCO as amended May           June 30, 2003 CILCORP Form
                                                20, 2003                                  10-Q, Exhibit 3.2, File No.
                                                                                          1-2732
   -----------------------------------------------------------------------------------------------------------------------
   Instruments Defining
    Rights of Security
          Holders
   -----------------------------------------------------------------------------------------------------------------------
            4.1           UE                    Order of the SEC dated October 16,        Exhibit 3-E, File No. 2-27474
                                                1945, in File No. 70-1154
                                                permitting the issue of UE
                                                Preferred Stock, $3.70 Series
   -----------------------------------------------------------------------------------------------------------------------
            4.2           UE                    Order of the SEC dated April 30,          Exhibit 3-F, File No. 2-27474
                                                1946, in File No. 70-1259
                                                permitting the issue of UE
                                                Preferred Stock, $3.50 Series
   -----------------------------------------------------------------------------------------------------------------------
            4.3           UE                    Order of the SEC dated October 20,        Exhibit 3-G, File No. 2-27474
                                                1949, in File No. 70-2227
                                                permitting the issue of UE
                                                Preferred Stock, $4.00 Series
   -----------------------------------------------------------------------------------------------------------------------
            4.4           Ameren                Indenture of Mortgage and Deed of         Exhibit B-1, File No. 2-4940
                          UE                    Trust dated June 15, 1937 (UE
                                                Mortgage), as amended May 1, 1941,
                                                and Second Supplemental Indenture
                                                dated May 1, 1941
   -----------------------------------------------------------------------------------------------------------------------
            4.5           Ameren                Supplemental Indenture to the UE          April 1971, UE Form 8-K, Exhibit
                          UE                    Mortgage dated as of April 1, 1971        No. 6, File No. 1-2967
   -----------------------------------------------------------------------------------------------------------------------
            4.6           Ameren                Supplemental Indenture to the UE          February 1974, UE Form 8-K,
                          UE                    Mortgage dated as of February 1,          Exhibit No. 3, File No. 1-2967
                                                1974
   -----------------------------------------------------------------------------------------------------------------------
            4.7           Ameren                Supplemental Indenture to the UE          Exhibit No. 4.6, File No.
                          UE                    Mortgage dated as of July 7, 1980         2-69821
   -----------------------------------------------------------------------------------------------------------------------
            4.8           Ameren                Supplemental Indenture to the UE          Exhibit No. 4.4, File No.
                          UE                    Mortgage dated as of December 1,          33-45008
                                                1991
   -----------------------------------------------------------------------------------------------------------------------
            4.9           Ameren                Supplemental Indenture to the UE          Exhibit No. 4.5, File No.
                          UE                    Mortgage dated as of December 4,          33-45008
                                                1991
   -----------------------------------------------------------------------------------------------------------------------
           4.10           Ameren                Supplemental Indenture to the UE          UE 1991 Form 10-K, Exhibit 4.6,
                          UE                    Mortgage dated as of January 1,           File No. 1-2967
                                                1992
   -----------------------------------------------------------------------------------------------------------------------
           4.11           Ameren                Supplemental Indenture to the UE          UE 1992 Form 10-K, Exhibit 4.6,
                          UE                    Mortgage dated as of October 1,           File No.  1-2967
                                                1992
   -----------------------------------------------------------------------------------------------------------------------
           4.12           Ameren                Supplemental Indenture to the UE          UE 1992 Form 10-K, Exhibit 4.7,
                          UE                    Mortgage dated as of December 1,          File No. 1-2967
                                                1992
   -----------------------------------------------------------------------------------------------------------------------
           4.13           Ameren                Supplemental Indenture to the UE          UE 1992 Form 10-K, Exhibit 4.8,
                          UE                    Mortgage dated as of February 1,          File No. 1-2967
                                                1993
   -----------------------------------------------------------------------------------------------------------------------
           4.14           Ameren                Supplemental Indenture to the UE          UE 1993 Form 10-K, Exhibit 4.6,
                          UE                    Mortgage dated as of May 1, 1993          File No. 1-2967
   -----------------------------------------------------------------------------------------------------------------------



   ----------------------------------------------------------------------------------------------------------------------
           4.15           Ameren                Supplemental Indenture to the UE          UE 1993 Form 10-K, Exhibit 4.7,
                          UE                    Mortgage dated as of August 1, 1993       File No. 1-2967
   ----------------------------------------------------------------------------------------------------------------------
           4.16           Ameren                Supplemental Indenture to the UE          UE 1993 Form 10-K, Exhibit 4.8,
                          UE                    Mortgage dated as of October 1,           File No. 1-2967
                                                1993
   ----------------------------------------------------------------------------------------------------------------------
           4.17           Ameren                Supplemental Indenture to the UE          UE 1993 Form 10-K, Exhibit 4.9,
                          UE                    Mortgage dated as of January 1,           File No. 1-2967
                                                1994
   ----------------------------------------------------------------------------------------------------------------------
           4.18           Ameren                Supplemental Indenture to the UE          UE 2000 Form 10-K, Exhibit 4.1,
                          UE                    Mortgage dated as of February 1,          File No. 1-2967
                                                2000
   ----------------------------------------------------------------------------------------------------------------------
           4.19           Ameren                Supplemental Indenture to the UE          August 22, 2002, UE Form 8-K,
                          UE                    Mortgage dated as of August 15,           Exhibit 4.3, File No. 1-2967
                                                2002
   ----------------------------------------------------------------------------------------------------------------------
           4.20           Ameren                Supplemental Indenture to the UE          March 10, 2003, UE Form 8-K,
                          UE                    Mortgage dated as of March 5, 2003        Exhibit 4.4, File No. 1-2967
   ----------------------------------------------------------------------------------------------------------------------
           4.21           Ameren                Supplemental Indenture to the UE          April 9, 2003, UE Form 8-K,
                          UE                    Mortgage dated as of April 1, 2003        Exhibit 4.4, File No. 1-2967
   ----------------------------------------------------------------------------------------------------------------------
           4.22           Ameren                Supplemental Indenture to the UE          July 28, 2003, UE Form 8-K,
                          UE                    Mortgage dated as of July 15, 2003        Exhibit 4.4, File No. 1-2967
   ----------------------------------------------------------------------------------------------------------------------
           4.23           Ameren                Supplemental Indenture to the UE          October 7, 2003, UE Form 8-K,
                          UE                    Mortgage dated as of October 1,           Exhibit 4.4, File No. 1-2967
                                                2003
   ----------------------------------------------------------------------------------------------------------------------
           4.24           Ameren                Indenture (for unsecured                  UE 1996 Form 10-K, Exhibit
                          UE                    subordinated debt securities) of          4.36, File No. 1-2967
                                                UE dated as of December 1, 1996
   ----------------------------------------------------------------------------------------------------------------------
           4.25           Ameren                Loan Agreement dated as of                UE 1992 Form 10-K, Exhibit
                          UE                    December 1, 1991, between The             4.37, File No. 1-2967
                                                State Environmental Improvement and
                                                Energy Resources Authority and UE,
                                                together with Indenture of Trust
                                                dated as of December 1, 1991,
                                                between The State Environmental
                                                Improvement and Energy Resources
                                                Authority and UMB Bank, N.A. as
                                                successor trustee to Mercantile
                                                Bank of  St. Louis, N. A.
   ----------------------------------------------------------------------------------------------------------------------
           4.26           Ameren                Loan Agreement dated as of                UE 1992 Form 10-K, Exhibit
                          UE                    December 1, 1992, between The             4.38, File No. 1-2967
                                                State Environmental Improvement
                                                and Energy Resources Authority and
                                                UE, together with Indenture of
                                                Trust dated as of December 1, 1992,
                                                between The State Environmental
                                                Improvement and Energy Resources
                                                Authority and UMB Bank, N.A. as
                                                successor trustee to Mercantile
                                                Bank of St. Louis, N. A.
   ----------------------------------------------------------------------------------------------------------------------



   ----------------------------------------------------------------------------------------------------------------------
           4.27           Ameren                Series 1998A Loan Agreement dated         September 30, 1998, UE Form
                          UE                    as of September 1, 1998, between          10-Q, Exhibit 4.28, File No.
                                                The State Environmental                   1-2967
                                                Improvement and Energy Resources
                                                Authority of the State of Missouri
                                                and UE
   ----------------------------------------------------------------------------------------------------------------------
           4.28           Ameren                Series 1998B Loan Agreement dated         September 30, 1998, UE Form
                          UE                    as of September 1, 1998, between          10-Q, Exhibit 4.29, File No.
                                                The State Environmental                   1-2967
                                                Improvement and Energy Resources
                                                Authority of the State of Missouri
                                                and UE
   ----------------------------------------------------------------------------------------------------------------------
           4.29           Ameren                Series 1998C Loan Agreement dated         September 30, 1998, UE Form
                          UE                    as of September 1, 1998, between          10-Q, Exhibit 4.30, File No.
                                                The State Environmental                   1-2967
                                                Improvement and Energy Resources
                                                Authority of the State of Missouri
                                                and UE
   ----------------------------------------------------------------------------------------------------------------------
           4.30           Ameren                Indenture dated as of August 15,          August 22, 2002, UE Form 8-K,
                          UE                    2002, from UE to The Bank of New          Exhibit 4.1, File No. 1-2967
                                                York, as Trustee, relating to
                                                senior secured debt securities
                                                (including the forms of senior
                                                secured debt securities as
                                                exhibits)
   ----------------------------------------------------------------------------------------------------------------------
           4.31           Ameren                UE Company Order dated August 22,         August 22, 2002, UE Form 8-K,
                          UE                    2002, establishing the 5.25%              Exhibit 4.2, File No. 1-2967
                                                senior secured notes due 2012
   ----------------------------------------------------------------------------------------------------------------------
           4.32           Ameren                UE Company Order dated March 10,          March 10, 2003, UE Form 8-K,
                          UE                    2003, establishing the 5.50%              Exhibit 4.2, File No. 1-2967
                                                senior secured notes due 2034
   ----------------------------------------------------------------------------------------------------------------------
           4.33           Ameren                UE Company Order dated April 9,           April 9, 2003, UE Form 8-K,
                          UE                    2003, establishing the 4.75%              Exhibit 4.2, File No. 1-2967
                                                senior secured  notes due 2015
   ----------------------------------------------------------------------------------------------------------------------
           4.34           Ameren                UE Company Order dated July 28,           July 28, 2003, UE Form 8-K,
                          UE                    2003, establishing the 5.10%              Exhibit 4.2, File No. 1-2967
                                                senior secured notes due 2018
   ----------------------------------------------------------------------------------------------------------------------
           4.35           Ameren                UE Company Order dated October 7,         October 7, 2003, UE Form 8-K,
                          UE                    2003, establishing the 4.65%              Exhibit 4.2, File No. 1-2967
                                                senior secured notes due 2013
   ----------------------------------------------------------------------------------------------------------------------
           4.36           Ameren                Indenture of Mortgage or Deed of          Exhibit 2.01, File No. 2-60232
                          CIPS                  Trust dated October 1, 1941, from
                                                CIPS to Continental Illinois
                                                National Bank and Trust Company of
                                                Chicago and Edmond B. Stofft, as
                                                Trustees (U.S. Bank Trust National
                                                Association and Patrick J. Crowley
                                                are successor Trustees) (CIPS
                                                Mortgage)
   ----------------------------------------------------------------------------------------------------------------------
           4.37           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 7(b), File No.
                          CIPS                  Mortgage, dated September 1, 1947         2-7341
   ----------------------------------------------------------------------------------------------------------------------
           4.38           Ameren                Supplemental Indenture to the CIPS        Second Amended Exhibit 7.03,
                          CIPS                  Mortgage, dated January  1, 1949          File No. 2-7795
   ----------------------------------------------------------------------------------------------------------------------



   ----------------------------------------------------------------------------------------------------------------------
           4.39           Ameren                Supplemental Indenture to the CIPS        Second Amended Exhibit 4.07,
                          CIPS                  Mortgage, dated February 1, 1952          File No. 2-9353
   ----------------------------------------------------------------------------------------------------------------------
           4.40           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 4.05, File No.
                          CIPS                  Mortgage, dated September 1, 1952         2-9802
   ----------------------------------------------------------------------------------------------------------------------
           4.41           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 4.02, File No.
                          CIPS                  Mortgage, dated June 1, 1954              2-10944
   ----------------------------------------------------------------------------------------------------------------------
           4.42           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated February 1, 1958          2-13866
   ----------------------------------------------------------------------------------------------------------------------
           4.43           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated January 1, 1959           2-14656
   ----------------------------------------------------------------------------------------------------------------------
           4.44           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated May 1, 1963               2-21345
   ----------------------------------------------------------------------------------------------------------------------
           4.45           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated May 1, 1964               2-22326
   ----------------------------------------------------------------------------------------------------------------------
           4.46           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated June 1, 1965              2-23569
   ----------------------------------------------------------------------------------------------------------------------
           4.47           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated May 1, 1967               2-26284
   ----------------------------------------------------------------------------------------------------------------------
           4.48           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated April 1, 1970             2-36388
   ----------------------------------------------------------------------------------------------------------------------
           4.49           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated April 1, 1971             2-39587
   ----------------------------------------------------------------------------------------------------------------------
           4.50           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated September 1, 1971         2-41468
   ----------------------------------------------------------------------------------------------------------------------
           4.51           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated May 1, 1972               2-43912
   ----------------------------------------------------------------------------------------------------------------------
           4.52           Ameren                Supplemental Indenture to the CIPS        Exhibit 2.03, File No. 2-60232
                          CIPS                  Mortgage, dated December 1, 1973
   ----------------------------------------------------------------------------------------------------------------------
           4.53           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated March 1, 1974             2-50146
   ----------------------------------------------------------------------------------------------------------------------
           4.54           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.02, File No.
                          CIPS                  Mortgage, dated April 1, 1975             2-52886
   ----------------------------------------------------------------------------------------------------------------------
           4.55           Ameren                Supplemental Indenture to the CIPS        Second Amended Exhibit 2.04,
                          CIPS                  Mortgage, dated October 1, 1976           File No. 2-57141
   ----------------------------------------------------------------------------------------------------------------------
           4.56           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.04, File No.
                          CIPS                  Mortgage, dated November 1, 1976          2-57557
   ----------------------------------------------------------------------------------------------------------------------


   ------------------------------------------------------------------------------------------------------------------------
           4.57           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 2.06, File No.
                          CIPS                  Mortgage, dated October 1, 1978           2-62564
   ------------------------------------------------------------------------------------------------------------------------
           4.58           Ameren                Supplemental Indenture to the CIPS        Exhibit 2.02(a), File No.
                          CIPS                  Mortgage, dated August 1, 1979            2-65914
   ------------------------------------------------------------------------------------------------------------------------
           4.59           Ameren                Supplemental Indenture to the CIPS        Exhibit 2.02(a), File No.
                          CIPS                  Mortgage, dated February 1, 1980          2-66380
   ------------------------------------------------------------------------------------------------------------------------
           4.60           Ameren                Supplemental Indenture to the CIPS        Amended Exhibit 4.02, File No.
                          CIPS                  Mortgage, dated February 1, 1986          33-3188
   ------------------------------------------------------------------------------------------------------------------------
           4.61           Ameren                Supplemental Indenture to the CIPS        May 15, 1992, CIPS Form 8-K,
                          CIPS                  Mortgage, dated May 15, 1992              Exhibit 4.02, File No. 1-3672
   ------------------------------------------------------------------------------------------------------------------------
           4.62           Ameren                Supplemental Indenture to the CIPS        July 1, 1992, CIPS Form 8-K,
                          CIPS                  Mortgage, dated July 1, 1992              Exhibit 4.02, File No. 1-3672
   ------------------------------------------------------------------------------------------------------------------------
           4.63           Ameren                Supplemental Indenture to the CIPS        September 15, 1992, CIPS
                          CIPS                  Mortgage, dated September 15, 1992        Form 8-K, Exhibit 4.02, File
                                                                                          No. 1-3672
   ------------------------------------------------------------------------------------------------------------------------
           4.64           Ameren                Supplemental Indenture to the CIPS        March 30, 1993, CIPS Form 8-K,
                          CIPS                  Mortgage, dated  April 1, 1993            Exhibit 4.02, File No. 1-3672
   ------------------------------------------------------------------------------------------------------------------------
           4.65           Ameren                Supplemental Indenture to the CIPS        June 5,  1995, CIPS Form 8-K,
                          CIPS                  Mortgage, dated June 1, 1995              Exhibit 4.03, File No. 1-3672
   ------------------------------------------------------------------------------------------------------------------------
           4.66           Ameren                Supplemental Indenture to the CIPS        March 15, 1997, CIPS Form 8-K,
                          CIPS                  Mortgage, dated March 15, 1997            Exhibit 4.03, File No. 1-3672
   ------------------------------------------------------------------------------------------------------------------------
           4.67           Ameren                Supplemental Indenture to the CIPS        June 1, 1997, CIPS Form 8-K,
                          CIPS                  Mortgage, dated June 1, 1997              Exhibit 4.03, File No. 1-3672
   ------------------------------------------------------------------------------------------------------------------------
           4.68           Ameren                Supplemental Indenture to the CIPS        Exhibit 4.2, File No. 333-59438
                          CIPS                  Mortgage, dated December 1, 1998
   ------------------------------------------------------------------------------------------------------------------------
           4.69           Ameren                Supplemental Indenture to the CIPS        June 30, 2001, CIPS Form 10-Q,
                          CIPS                  Mortgage, dated June 1, 2001              Exhibit 4.1, File No. 1-3672
   ------------------------------------------------------------------------------------------------------------------------
           4.70           Ameren                Agreement, dated as of October 9,         October 14, 1998, Form 8-K,
                                                1998, between Ameren and EquiServe        Exhibit 4, File No. 1-3672
                                                Trust Company, N.A. (as successor
                                                to First Chicago Trust Company of
                                                New York), as Rights Agent, which
                                                includes the form of Certificate
                                                of Designation of the Preferred
                                                Shares as Exhibit A, the form of
                                                Rights Certificate as Exhibit B
                                                and the Summary of Rights as
                                                Exhibit C
   ------------------------------------------------------------------------------------------------------------------------
           4.71           Ameren                Indenture dated as of December 1,         Exhibit 4.4, File No. 333-59438
                          CIPS                  1998, from CIPS to The Bank of New
                                                York, as Trustee, relating to
                                                CIPS' senior notes, 5.375% due
                                                2008 and 6.125% due 2028
   ------------------------------------------------------------------------------------------------------------------------


   ------------------------------------------------------------------------------------------------------------------------
           4.72           Ameren               Indenture dated as of November 1,         Exhibit 4.1, File No. 333-56594
                          Genco                2000, from Genco to The Bank of New
                                               York, as Trustee, relating to the
                                               issuance of senior notes
   ------------------------------------------------------------------------------------------------------------------------
          4.73           Ameren                First Supplemental Indenture dated        Exhibit 4.2, File No. 333-56594
                         Genco                 as of November 1, 2000, to
                                               Indenture dated as of November 1,
                                               2000, from Genco to The Bank of
                                               New York, as Trustee, relating to
                                               Genco's 7.75% senior notes, Series
                                               A due 2005 and 8.35% senior notes,
                                               Series B due 2010
   ------------------------------------------------------------------------------------------------------------------------
           4.74           Ameren               Form of Second Supplemental               Exhibit 4.3, File No. 333-56594
                          Genco                Indenture dated as of June 12,
                                               2001, to Indenture dated as of
                                               November 1, 2000, from Genco to The
                                               Bank of New York, as Trustee,
                                               relating to Genco's 7.75% senior
                                               notes, Series C due 2005 and 8.35%
                                               senior note, Series D due 2010
                                               (including as exhibit the form of
                                               Exchange Note)
   ------------------------------------------------------------------------------------------------------------------------
          4.75           Ameren                Third Supplemental Indenture dated        June 30, 2002, Genco, Form 10-Q,
                         Genco                 as of June 1, 2002, to Indenture          Exhibit 4.1, File No. 333-56594
                                               dated as of November 1, 2000, from
                                               Genco to The Bank of New York, as
                                               Trustee, relating to Genco's 7.95%
                                               senior notes, Series E due 2032
                                               (including as exhibit the form of
                                               note)
   ------------------------------------------------------------------------------------------------------------------------
          4.76           Ameren                Fourth Supplemental Indenture             Genco 2002, Form 10-K, Exhibit
                         Genco                 dated as of January 15, 2003, to          4.5, File No. 333-56594
                                               Indenture dated as of November 1,
                                               2000, from Genco to The Bank of New
                                               York, as Trustee, relating to
                                               Genco 7.95% senior notes, Series F
                                               due 2032 (including as exhibit the
                                               form of Exchange Note)
   ------------------------------------------------------------------------------------------------------------------------
          4.77           Ameren                Indenture of Ameren with The Bank         Exhibit 4.5, File No. 333-81774
                                               of New York, as Trustee, relating
                                               to senior debt securities dated as
                                               of December 1, 2001 (Ameren's
                                               Senior Indenture)
   ------------------------------------------------------------------------------------------------------------------------
         4.78           Ameren                 Ameren Company Order relating to          Exhibit 4.7, File No. 333-81774
                                               $100 million 5.70% notes due
                                               February 1, 2007, issued under
                                               Ameren's Senior Indenture
   ------------------------------------------------------------------------------------------------------------------------
         4.79           Ameren                 Ameren Company Order relating to          Exhibit 4.8, File No. 333-81774
                                               $345 million Notes due May 15,
                                               2007, issued under Ameren's Senior
                                               Indenture
   ------------------------------------------------------------------------------------------------------------------------


   ------------------------------------------------------------------------------------------------------------------------
         4.80           Ameren                Purchase Contract Agreement dated          Exhibit 4.15, File No. 333-81774
                                              as of March 1, 2002, between Ameren
                                              and The Bank of New York, as
                                              purchase contract agent, relating
                                              to the 13,800,000 9.75% Adjustable
                                              Conversion-Rate Equity Security
                                              Units (Equity Security Units)
   ------------------------------------------------------------------------------------------------------------------------
         4.81           Ameren                Pledge Agreement dated as of March         Exhibit No. 4.16, File No.
                                              1, 2002, among Ameren, The Bank of         333-81774
                                              New York, as purchase contract
                                              agent and BNY Trust Company of
                                              Missouri, as collateral agent,
                                              custodial agent and securities
                                              intermediary, relating to the
                                              Equity Security Units
   ------------------------------------------------------------------------------------------------------------------------
         4.82           Ameren                Indenture, dated as of October 18,         Exhibits 4.1 and 4.2, File No.
                        CILCORP               1999, between Midwest Energy, Inc.         333-90373
                                              and The Bank of New York, as
                                              Trustee, and First Supplemental
                                              Indenture, dated as of October 18,
                                              1999, between CILCORP and the Bank
                                              of New York
   ------------------------------------------------------------------------------------------------------------------------
         4.83           Ameren                Indenture of Mortgage and Deed of          Designated in Registration No.
                        CILCO                 Trust between Illinois Power and           2-1937 as Exhibit B-1, in
                                              Bankers Trust Company, as Trustee,         Registration No. 2-2093 as
                                              dated as of April 1, 1933 (CILCO           Exhibit B-1(a), in Form 8-K for
                                              Mortgage), Supplemental Indenture          April 1940.
                                              between the same parties dated as
                                              of June 30, 1933, Supplemental
                                              Indenture between CILCO and
                                              Bankers Trust Company, as Trustee,
                                              dated as of July 1, 1933, and
                                              Supplemental Indenture between the
                                              same parties dated as of January
                                              1, 1935, securing first mortgage
                                              bonds.
   ------------------------------------------------------------------------------------------------------------------------
         4.84           Ameren                Supplemental Indenture to the              December 1949, CILCO 8-K,
                        CILCO                 CILCO Mortgage, dated December 1,          Exhibit A, File No. 1-2732
                                              1949
   ------------------------------------------------------------------------------------------------------------------------
         4.85           Ameren                Supplemental Indenture to the              December 1951, CILCO 8-K,
                        CILCO                 CILCO Mortgage, dated December 1,          Exhibit A,  File No. 1-2732
                                              1951
   ------------------------------------------------------------------------------------------------------------------------
         4.86           Ameren                Supplemental Indenture to the              July 1957, CILCO 8-K, Exhibit A,
                        CILCO                 CILCO Mortgage, dated July 1, 1957         File No. 1-2732
   ------------------------------------------------------------------------------------------------------------------------
         4.87           Ameren                Supplemental Indenture to the              July 1958, CILCO 8-K, Exhibit A,
                        CILCO                 CILCO Mortgage, dated July 1, 1958         File No. 1-2732
   ------------------------------------------------------------------------------------------------------------------------
         4.88           Ameren                Supplemental Indenture to the              March 1960, CILCO 8-K, Exhibit A,
                        CILCO                 CILCO Mortgage, dated March 1, 1960        File No. 1-2732
   ------------------------------------------------------------------------------------------------------------------------


   --------------------------------------------------------------------------------------------------------------------------
         4.89           Ameren                Supplemental Indenture to the             September 1961, CILCO 8-K,
                        CILCO                 CILCO Mortgage, dated September           Exhibit A, File No. 1-2732
                                              20, 1961
   --------------------------------------------------------------------------------------------------------------------------
         4.90           Ameren                Supplemental Indenture to the             March 1963, CILCO 8-K, Exhibit B,
                        CILCO                 CILCO Mortgage, dated March 1, 1963       File No. 1-2732
   --------------------------------------------------------------------------------------------------------------------------
         4.91           Ameren                Supplemental Indenture to the             February 1966, CILCO 8-K,
                        CILCO                 CILCO Mortgage, dated February 1,         Exhibit A, File No. 1-2732
                                              1966
   --------------------------------------------------------------------------------------------------------------------------
         4.92           Ameren                Supplemental Indenture to the             March 1967, CILCO 8-K, Exhibit A,
                        CILCO                 CILCO Mortgage, dated March 1, 1967       File No. 1-2732
   --------------------------------------------------------------------------------------------------------------------------
         4.93           Ameren                Supplemental Indenture to the             August 1970, CILCO 8-K, Exhibit A,
                        CILCO                 CILCO Mortgage, dated August 1,           File No. 1-2732
                                              1970
   --------------------------------------------------------------------------------------------------------------------------
         4.94           Ameren                Supplemental Indenture to the             September 1971, CILCO 8-K,
                        CILCO                 CILCO Mortgage, dated September 1,        Exhibit A, File No. 1-2732
                                              1971
   --------------------------------------------------------------------------------------------------------------------------
         4.95           Ameren                Supplemental Indenture to the             September 1972, CILCO 8-K,
                        CILCO                 CILCO Mortgage, dated September           Exhibit A, File No. 1-2732
                                              20, 1972
   --------------------------------------------------------------------------------------------------------------------------
         4.96           Ameren                Supplemental Indenture to the             April 1974, CILCO 8-K, Exhibit A,
                        CILCO                 CILCO Mortgage, dated April 1, 1974       File No. 1-2732
   --------------------------------------------------------------------------------------------------------------------------
         4.97           Ameren                Supplemental Indenture to the             June 1974, CILCO 8-K, Exhibit 2(b),
                        CILCO                 CILCO Mortgage, dated June 1, 1974        File No. 1-2732
   --------------------------------------------------------------------------------------------------------------------------
         4.98           Ameren                Supplemental Indenture to the             March 1975, CILCO 8-K, Exhibit A,
                        CILCO                 CILCO Mortgage, dated March 1, 1975       File No. 1-2732
   --------------------------------------------------------------------------------------------------------------------------
         4.99           Ameren                Supplemental Indenture to the             May 1976, CILCO 8-K, Exhibit A,
                        CILCO                 CILCO Mortgage, dated May 1, 1976         File No. 1-2732
   --------------------------------------------------------------------------------------------------------------------------
         4.100          Ameren                Supplemental Indenture to the             June 30, 1978, CILCO 10-Q,
                        CILCO                 CILCO Mortgage, dated May 16, 1978        Exhibit A, File No. 1-2732
   --------------------------------------------------------------------------------------------------------------------------
         4.101          Ameren                Supplemental Indenture to the             CILCO 1982 Form 10-K, Exhibit 2,
                        CILCO                 CILCO Mortgage, dated September 1,        File No. 1-2732
                                              1982
   --------------------------------------------------------------------------------------------------------------------------
         4.102          Ameren                Supplemental Indenture to the             January 30, 1982, CILCO 8-K,
                        CILCO                 CILCO Mortgage, dated January 15,         Exhibit (4)(b), File No. 1-2732
                                              1992
   --------------------------------------------------------------------------------------------------------------------------
         4.103          Ameren                Supplemental Indenture to the             January 29, 1993, CILCO 8-K,
                        CILCO                 CILCO Mortgage, dated January 1,          Exhibit (4), File No. 1-2732
                                              1993
   --------------------------------------------------------------------------------------------------------------------------
         4.104          Ameren                Supplemental Indenture to the             December 2, 1994, CILCO 8-K,
                        CILCO                 CILCO Mortgage, dated November 1,         Exhibit 4, File No. 1-2732
                                              1994
   --------------------------------------------------------------------------------------------------------------------------
       Material Contracts
   --------------------------------------------------------------------------------------------------------------------------
         10.1           Ameren Companies      **Ameren's Long-term Incentive            Ameren 1998, Form 10-K, Exhibit 10.1,
                                              Plan of 1998                              File No. 1-14756
   --------------------------------------------------------------------------------------------------------------------------
         10.2           Ameren Companies      **Ameren's Change of Control              Ameren 1998, Form 10-K, Exhibit 10.2,
                                              Severance Plan                            File No. 1-14756
   --------------------------------------------------------------------------------------------------------------------------


   ------------------------------------------------------------------------------------------------------------------------
         10.3           Ameren Companies      **Ameren's Deferred Compensation          Ameren 1998 Form 10-K, Exhibit
                                              Plan for  Members of the Board of         10.4, File No. 1-14756
                                              Directors
   ------------------------------------------------------------------------------------------------------------------------
         10.4           Ameren Companies      **Ameren's Deferred Compensation          Ameren 2000 Form 10-K, Exhibit
                                              Plan for Members of the Ameren            10.1, File No. 1-14756
                                              Leadership Team as amended and
                                              restated effective January 1, 2001
   ------------------------------------------------------------------------------------------------------------------------
        10.5           Ameren Companies       **Ameren's Executive Incentive            Ameren 2000 Form 10-K, Exhibit
                                              Compensation Program Elective             10.2, File No. 1-14756
                                              Deferral Provisions for Members of
                                              the Ameren Leadership Team as
                                              amended and restated effective
                                              January 1, 2001
   ------------------------------------------------------------------------------------------------------------------------
        10.6           Ameren                 **2003 Ameren Executive Incentive         March 31, 2003, Ameren Form
                       UE                     Plan                                      10-Q, Exhibit 10.1, File No.
                       CIPS                                                             1-14756
                       Genco
                       CILCORP
                       CILCO
   ------------------------------------------------------------------------------------------------------------------------
        10.7           Ameren                 **2004 Ameren Executive Incentive
                       UE                     Plan
                       CIPS
                       Genco
                       CILCORP
                       CILCO
   ------------------------------------------------------------------------------------------------------------------------
        10.8           Ameren                 Asset Transfer Agreement between          June 30, 2000, CIPS Form 10-Q,
                       CIPS                   Genco and CIPS                            Exhibit 10, File No.1-3672
                       Genco
   ------------------------------------------------------------------------------------------------------------------------
        10.9           Ameren                 Amended Electric Power Supply             Exhibit 10.2, File No. 333-56594
                       CIPS                   Agreement between Genco and
                       Genco                  Marketing Company
   ------------------------------------------------------------------------------------------------------------------------
        10.10          Ameren                 Second Amended Electric Power             March 31, 2001, Ameren Form
                       CIPS                   Supply Agreement between Genco and        10-Q, Exhibit 10.1, File No.
                       Genco                  Marketing Company                         1-14756
   ------------------------------------------------------------------------------------------------------------------------
        10.11          Ameren                 Electric Power Supply Agreement           Exhibit 10.3, File No. 333-56594
                       CIPS                   between Marketing Company and CIPS
                       Genco
   ------------------------------------------------------------------------------------------------------------------------
        10.12          Ameren                 Amended Electric Power Supply             March 31, 2001, Ameren Form
                       CIPS                   Agreement between Marketing               10-Q, Exhibit 10.2, File No.
                       Genco                  Company and CIPS                          1-14756
   ------------------------------------------------------------------------------------------------------------------------
        10.13          Ameren                 Power Sales Agreement between             September 30, 2001, UE Form
                       UE                     Marketing Company and UE                  10-Q, Exhibit 10.1, File No.
                       Genco                                                            1-2967
   ------------------------------------------------------------------------------------------------------------------------
        10.14          Ameren                 Power Sales Agreement between             March 31, 2002, UE Form 10-Q,
                       UE                     Marketing Company and UE                  Exhibit 10.1, File No. 1-2967
                       Genco
   ------------------------------------------------------------------------------------------------------------------------
        10.15          Ameren                 Amended Joint Dispatch Agreement          Exhibit 10.4, File No. 333-56594
                       UE                     among Genco, CIPS and UE
                       CIPS
                       Genco
   ------------------------------------------------------------------------------------------------------------------------
        10.16          Ameren                 Lease Agreement dated as of               UE 2002 Form 10-K, Exhibit
                       UE                     December 1, 2002, between the City        10.9, File No. 1-2967
                                              of Bowling Green, Missouri, as
                                              Lessor and UE, as Lessee
   ------------------------------------------------------------------------------------------------------------------------



   ------------------------------------------------------------------------------------------------------------------------
        10.17          Ameren                Trust Indenture dated as of               UE 2002 Form 10-K, Exhibit
                       UE                    December 1, 2002, between the City        10.10, File No. 1-2967
                                             of Bowling Green, Missouri and
                                             Commerce Bank, N.A. as Trustee
   ------------------------------------------------------------------------------------------------------------------------
        10.18          Ameren                Bond Purchase Agreement dated as          UE 2002 Form 10-K, Exhibit
                       UE                    of December 20, 2002, between the         10.11, File No. 1-2967
                                             City of Bowling Green, Missouri
                                             and UE as purchaser
   ------------------------------------------------------------------------------------------------------------------------
        10.19          Ameren                Amended and Restated Appendix I           Ameren 2002 Form 10-K, Exhibit
                       UE                    ITC Agreement dated February 14,          10.17,  File No. 1-14756
                       CIPS                  2003, between the Midwest ISO and
                       Genco                 GridAmerica LLC (Grid America)
   ------------------------------------------------------------------------------------------------------------------------
        10.20          Ameren                Amended and Restated Limited              Ameren 2002 Form 10-K, Exhibit
                       UE                    Liability Company Agreement of            10-18, File No. 1-14756
                       CIPS                  GridAmerica dated February 14, 2003
                       Genco
   ------------------------------------------------------------------------------------------------------------------------
        10.21          Ameren                Amended and Restated Master               Ameren 2002 Form 10-K, Exhibit
                       UE                    Agreement by and among                    10.19, File No. 1-14756
                       CIPS                  GridAmerica, GridAmerica Holdings,
                       Genco                 Inc., GridAmerica Companies and
                                             National Grid USA dated February
                                             14, 2003
   ------------------------------------------------------------------------------------------------------------------------
        10.22          Ameren                Amended and Restated Operation            Ameren 2002 Form 10-K, Exhibit
                       CIPS                  Agreement by and among  UE, CIPS,         10.20, File No. 1-14756
                                             American Transmission Systems,
                                             Inc., Northern Indiana Public
                                             Service Company and GridAmerica
                                             dated February 14, 2003
   ------------------------------------------------------------------------------------------------------------------------
        10.23          Ameren                **CILCO Executive Deferral Plan as        CILCORP 1999 Form 10-K, Exhibit 10
                       CILCORP               amended effective August 15, 1999
                       CILCO
   ------------------------------------------------------------------------------------------------------------------------
        10.24          Ameren                **CILCO Executive Deferral Plan II        CILCORP 1999 Form 10-K, Exhibit 10a
                       CILCORP               as amended effective April 1, 1999
                       CILCO
   ------------------------------------------------------------------------------------------------------------------------
        10.25          Ameren                **CILCO Benefit Replacement Plan.         CILCORP 1999 Form 10-K, Exhibit 10b
                       CILCORP               As amended effective August 15,
                       CILCO                 1999
   ------------------------------------------------------------------------------------------------------------------------
        10.26          Ameren                **Retention Agreement between             CILCORP 2001 Form 10-K, Exhibit 10c
                       CILCORP               CILCO and Scott A. Cisel dated
                       CILCO                 October 16, 2001
   ------------------------------------------------------------------------------------------------------------------------
        10.27          Ameren                **CILCO Involuntary Severance Pay         CILCORP 2001 Form 10-K, Exhibit 10e
                       CILCORP               Plan effective July 16, 2001
                       CILCO
   ------------------------------------------------------------------------------------------------------------------------
        10.28          Ameren                **CILCO Restructured Executive            CILCORP 1999 Form 10-K, Exhibit 10e
                       CILCORP               Deferral Plan (approved August 15,
                       CILCO                 1999)
   ------------------------------------------------------------------------------------------------------------------------
        10.29          Ameren                Contribution Agreement between            September 30, 2003, Combined
                       CILCORP               CILCO and AERG                            Ameren Companies Form 10-Q,
                       CILCO                                                           Exhibit 10.1*
   ------------------------------------------------------------------------------------------------------------------------


   ------------------------------------------------------------------------------------------------------------------------
        10.30          Ameren                Power Supply Agreement between            September 30, 2003, Combined
                       CILCORP               AERG and CILCO                            Ameren Companies Form 10-Q,
                       CILCO                                                           Exhibit 10.2*
   ------------------------------------------------------------------------------------------------------------------------
        10.31          Ameren                Second Amended Ameren Corporation         September 30, 2003, Combined
                       UE                    System Utility Money Pool                 Ameren Companies Form 10-Q,
                       CIPS                  Agreement                                 Exhibit 10.3*
                       CILCORP
                       CILCO
   ------------------------------------------------------------------------------------------------------------------------
        10.32          Ameren                Ameren Corporation System Non             September 30, 2003, Combined
                       Genco                 State-Regulated Subsidiary Money          Ameren Companies Form 10-Q,
                       CILCORP               Pool Agreement                            Exhibit 10.4*
   ------------------------------------------------------------------------------------------------------------------------
        Statement re:
   Computation of Ratios
   ------------------------------------------------------------------------------------------------------------------------
         12.1          Ameren                Ameren's Statement of Computation
                                             of Ratio of Earnings to Fixed
                                             Charges Requirements
   ------------------------------------------------------------------------------------------------------------------------
         12.2          Ameren                UE's Statement of Computation of
                       UE                    Ratio of Earnings to Fixed Charges
                                             and Preferred Stock Dividend
                                             Requirements
   ------------------------------------------------------------------------------------------------------------------------
         12.3          Ameren                CIPS' Statement of Computation of
                       CIPS                  Ratio of Earnings to Fixed Charges
                                             and Preferred Stock Dividend
                                             Requirements
   ------------------------------------------------------------------------------------------------------------------------
         12.4          Ameren                Genco's Statement of Computation
                       Genco                 of Ratio of Earnings to Fixed
                                             Charges
   ------------------------------------------------------------------------------------------------------------------------
         12.5          Ameren                CILCORP's Statement of Computation
                       CILCORP               of Ratio of Earnings to Fixed
                                             Charges
   ------------------------------------------------------------------------------------------------------------------------
         12.6          Ameren                CILCO's Statement of Computation
                       CILCO                 of Ratio of Earnings to Fixed
                                             Charges and Preferred Stock
                                             Dividend Requirements
   ------------------------------------------------------------------------------------------------------------------------
      Code of Ethics
   ------------------------------------------------------------------------------------------------------------------------
         14.1          Ameren Companies      Code of Ethics
   ------------------------------------------------------------------------------------------------------------------------
    Subsidiaries of the
        Registrant
   ------------------------------------------------------------------------------------------------------------------------
         21.1          Ameren Companies      Subsidiaries of Ameren
   ------------------------------------------------------------------------------------------------------------------------
     Consent of Experts
        and Counsel
   ------------------------------------------------------------------------------------------------------------------------
         23.1          Ameren                Consent of Independent Accountants
                                             with respect to Ameren
   ------------------------------------------------------------------------------------------------------------------------
         23.2          UE                    Consent of Independent Accountants
                                             with respect to UE
   ------------------------------------------------------------------------------------------------------------------------
         23.3          CIPS                  Consent of Independent Accountants
                                             with respect to CIPS
   ------------------------------------------------------------------------------------------------------------------------


   -------------------------------------------------------------------------------------------------------------------
       Power of Attorney
   -------------------------------------------------------------------------------------------------------------------
         24.1           Ameren                Power of Attorney with respect to
                                              Ameren
   -------------------------------------------------------------------------------------------------------------------
         24.2           UE                    Power of Attorney with respect to
                                              UE
   -------------------------------------------------------------------------------------------------------------------
         24.3           CIPS                  Power of Attorney with respect to
                                              CIPS
   -------------------------------------------------------------------------------------------------------------------
         24.4           Genco                 Power of Attorney with respect to
                                              Genco
   -------------------------------------------------------------------------------------------------------------------
         24.5           CILCORP               Power of Attorney with respect to
                                              CILCORP
   -------------------------------------------------------------------------------------------------------------------
         24.6           CILCO                 Power of Attorney with respect to
                                              CILCO
   -------------------------------------------------------------------------------------------------------------------
     Rule 13a-14(a) /
         15d-14(a)
      Certifications
   -------------------------------------------------------------------------------------------------------------------
         31.1           Ameren                Rule13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Executive Officer of Ameren
   -------------------------------------------------------------------------------------------------------------------
         31.2           Ameren                Rule 13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Financial Officer of Ameren
   -------------------------------------------------------------------------------------------------------------------
         31.3           UE                    Rule 13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Executive Officer of UE
   -------------------------------------------------------------------------------------------------------------------
         31.4           UE                    Rule 13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Financial Officer of UE
   -------------------------------------------------------------------------------------------------------------------
         31.5           CIPS                  Rule 13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Executive Officer of CIPS
   -------------------------------------------------------------------------------------------------------------------
         31.6           CIPS                  Rule 13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Financial Officer of CIPS
   -------------------------------------------------------------------------------------------------------------------
         31.7           Genco                 Rule 13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Executive Officer of Genco
   -------------------------------------------------------------------------------------------------------------------
         31.8           Genco                 Rule 13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Financial Officer of Genco
   -------------------------------------------------------------------------------------------------------------------
         31.9           CILCORP               Rule 13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Executive Officer of CILCORP
   -------------------------------------------------------------------------------------------------------------------
         31.10          CILCORP               Rule13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Financial Officer of CILCORP
   -------------------------------------------------------------------------------------------------------------------
         31.11          CILCO                 Rule 13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Executive Officer of CILCO
   -------------------------------------------------------------------------------------------------------------------
         31.12          CILCO                 Rule 13a-14(a)/15d-14(a)
                                              Certification of Principal
                                              Financial Officer of CILCO
   -------------------------------------------------------------------------------------------------------------------




   -------------------------------------------------------------------------------------------------------------------
       Section 1350
      Certifications
   -------------------------------------------------------------------------------------------------------------------
         32.1           Ameren                Section 1350 Certification of
                                              Principal Executive Officer of
                                              Ameren
   -------------------------------------------------------------------------------------------------------------------
         32.2           Ameren                Section 1350 Certification of
                                              Principal Financial Officer of
                                              Ameren
   -------------------------------------------------------------------------------------------------------------------
         32.3           UE                    Section 1350 Certification of
                                              Principal Executive Officer of UE
   -------------------------------------------------------------------------------------------------------------------
         32.4           UE                    Section 1350 Certification of
                                              Principal Financial Officer of UE
   -------------------------------------------------------------------------------------------------------------------
         32.5           CIPS                  Section 1350 Certification of
                                              Principal Executive Officer of CIPS
   -------------------------------------------------------------------------------------------------------------------
         32.6           CIPS                  Section1350 Certification of
                                              Principal Financial Officer of CIPS
   -------------------------------------------------------------------------------------------------------------------
         32.7           Genco                 Section 1350 Certification of
                                              Principal Executive Officer of
                                              Genco
   -------------------------------------------------------------------------------------------------------------------
         32.8           Genco                 Section 1350 Certification of
                                              Principal Financial Officer of
                                              Genco
   -------------------------------------------------------------------------------------------------------------------
         32.9           CILCORP               Section 1350 Certification of
                                              Principal Executive Officer of
                                              CILCORP
   -------------------------------------------------------------------------------------------------------------------
         32.10          CILCORP               Section 2350 Certification of
                                              Principal Financial Officer of
                                              CILCORP
   -------------------------------------------------------------------------------------------------------------------
         32.11          CILCO                 Section 1350 Certification of
                                              Principal Executive Officer of
                                              CILCO
   -------------------------------------------------------------------------------------------------------------------
         32.12          CILCO                 Section 1350 Certification of
                                              Principal Financial Officer of
                                              CILCO
   -------------------------------------------------------------------------------------------------------------------
     Additional
      Exhibits
   -------------------------------------------------------------------------------------------------------------------
         99.1           Ameren                Stipulation and Agreement dated       Exhibit 99.1, File Nos.
                        UE                    July 15, 2002, in Missouri Public     333-87506 and 333-87506-01
                                              Service Commission Case No.
                                              EC-2002-1 (earnings complaint case
                                              against UE)
   -------------------------------------------------------------------------------------------------------------------

     *The file number references for the Combined Ameren Companies' filings with the SEC are: Ameren, 1-14756; UE, 1-2967; CIPS, 1-3672; Genco, 333-56594;
     CILCORP, 2-95569; and CILCO, 1-2732.
     **Management compensatory plan or arrangement.

     Each Registrant hereby undertakes to furnish to the SEC upon request a copy of any long-term debt instrument not listed above.