Form 10-Q
period 2005-06-30
UNION ELECTRIC CO; CENTRAL ILLINOIS LIGHT CO; CENTRAL ILLINOIS PUBLIC SERVICE CO; ILLINOIS POWER CO; CILCORP INC; AMEREN CORP; AMERENENERGY GENERATING CO
filed 2005-08-09
CIK 100826, 18651, 18654, 49816, 762129, 1002910, 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2005
OR
(   )  Transition report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the transition period from ___ to ___ .

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
(309) 677-5271

1-2732	Central Illinois Light Company	37-0211050
(Illinois Corporation)
300 Liberty Street
Peoria, Illinois 61602
(309) 677-5271

1-3004	Illinois Power Company	37-0344645
(Illinois Corporation)
500 S. 27th Street
Decatur, Illinois 62521
(217) 424-6600

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing require-ments for the past 90 days. Yes (X)  No ( )

Indicate by check mark whether each Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Ameren Corporation	Yes	(X)	No	( )
Union Electric Company	Yes	( )	No	(X)
Central Illinois Public Service Company	Yes	( )	No	(X)
Ameren Energy Generating Company	Yes	( )	No	(X)
CILCORP Inc.	Yes	( )	No	(X)
Central Illinois Light Company	Yes	( )	No	(X)
Illinois Power Company	Yes	( )	No	(X)

The number of shares outstanding of each Registrant’s classes of common stock as of August 1, 2005, was as follows:

Ameren Corporation	Common stock, $.01 par value per share - 203,766,757

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the Registrant) - 102,123,834

Central Illinois Public Service Company	Common stock, no par value, held by Ameren Corporation (parent company of the Registrant) - 25,452,373

Ameren Energy Generating Company	Common stock, no par value, held by Ameren Energy Development Company (parent company of the Registrant and indirect subsidiary of Ameren Corporation) - 2,000

CILCORP Inc.	Common stock, no par value, held by Ameren Corporation (parent company of the Registrant) - 1,000

Central Illinois Light Company	Common stock, no par value, held by CILCORP Inc. (parent company of the Registrant and subsidiary of Ameren Corporation) - 13,563,871

Illinois Power Company	Common stock, no par value, held by Ameren Corporation (parent company of the Registrant) - 23,000,000

OMISSION OF CERTAIN INFORMATION

Ameren Energy Generating Company and CILCORP Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

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

On September 30, 2004, Ameren Corporation completed its acquisition of Illinois Power Company (see Note 2 - Acquisitions to our financial statements under Part I, Item 1, of this report for further information). Commencing with the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Illinois Power Company is included in the combined filings of Ameren Corporation and its other Registrant subsidiaries.

This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included on page 6 of this Form 10-Q under the heading Forward-looking Statements. Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words “anticipates,”“estimates,”“expects,”“intends,”“plans,”“predicts,”“projects” and similar expressions.

GLOSSARY OF TERMS AND ABBREVIATIONS

We use the words “our,”“we” or “us” with respect to certain information that relates to all Ameren Companies, as defined below. When appropriate, subsidiaries of Ameren are named specifically as their various business activities are discussed.

AERG - AmerenEnergy Resources Generating Company, a CILCO subsidiary that operates a non-rate-regulated electric generation business in Illinois.
AFS - Ameren Energy Fuels and Services Company, a Resources Company subsidiary that procures fuel and natural gas and manages the related risks for the Ameren Companies.
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
ARB - Accounting Research Bulletin.
Baseload - The minimum amount of electric power delivered or required over a given period of time at a steady rate.
Capacity factor - A percentage measure that indicates how much of an electric power generating unit’s capacity was used during a specific period.
CILCO - Central Illinois Light Company, a CILCORP subsidiary that operates a rate-regulated electric transmission and distribution business, a primarily non-rate-regulated electric generation business through AERG, and a rate-regulated natural gas transmission and distribution business, all in Illinois, as AmerenCILCO. CILCO owns all of the common stock of AERG.
CILCORP - CILCORP Inc., an Ameren Corporation subsidiary that operates as a holding company for CILCO and various non-rate regulated subsidiaries.
CIM - CILCORP Investment Management Inc., a non-rate regulated subsidiary of CILCORP that holds investments in several leasing transactions and owns interests in several leasing credit partnerships.
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
Dynegy - Dynegy Inc.
DYPM - Dynegy Power Marketing, Inc., a Dynegy subsidiary.
EEI - Electric Energy, Inc., an 80%-owned Ameren Corporation subsidiary (40% owned by UE and 40% owned by Resources Company) that operates electric generation and transmission facilities in Illinois. The remaining 20% is owned by Kentucky Utilities Company.
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
FERC - Federal Energy Regulatory Commission, a U.S. government agency.
FIN - A FASB Interpretation intended to clarify accounting pronouncements previously issued by the FASB.
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
Gigawatthour - One thousand megawatthours.
Heating degree-days - The summation of negative differences between the mean daily temperature and a 65- degree Fahrenheit base. This statistic is useful as an indicator of demand for electricity and natural gas for winter space heating for residential and commercial customers.

ICC - Illinois Commerce Commission, a state agency that regulates the Illinois utility businesses and operations of CIPS, CILCO, IP and prior to May 2, 2005, UE.
Illinois Customer Choice Law - Illinois Electric Service Customer Choice and Rate Relief Law of 1997, which provides for electric utility restructuring and introduces competition into the retail supply of electric energy in Illinois.
Illinova - Illinova Corporation, the former parent company of IP.
IP - Illinois Power Company, which was acquired from Dynegy by, and became a subsidiary of, Ameren Corporation on September 30, 2004. IP operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenIP.
IP LLC - Illinois Power Securitization Limited Liability Company, which is a special-purpose Delaware limited liability company. Under FIN No. 46R, “Consolidation of Variable-interest Entities,” IP LLC was no longer consolidated within IP’s financial statements as of December 31, 2003.
IP SPT - Illinois Power Special Purpose Trust, which was created as a subsidiary of IP LLC to issue TFNs as allowed under Illinois’ deregulation legislation. Pursuant to FIN No. 46R, IP SPT is a variable-interest entity, as the equity investment is not sufficient to permit IP SPT to finance its activities without additional subordinated debt. As of December 31, 2003, under FIN No. 46R, IP SPT was no longer consolidated within IP’s financial statements.
IRS - Internal Revenue Service.
Jobs Creation Act - The American Jobs Creation Act of 2004.
Kilowatthour - A measure of electricity consumption equivalent to the use of 1,000 watts of power over a period of one hour.
Marketing Company - Ameren Energy Marketing Company, a Resources Company subsidiary that markets power, primarily for periods over one year.
Medina Valley - AmerenEnergy Medina Valley Cogen (No. 4) LLC and its subsidiaries, which are all Resources Company subsidiaries, which indirectly own a 40-megawatt gas-fired electric generation plant.
Megawatthour - One thousand kilowatthours.
MGP - Manufactured gas plant.
MISO - Midwest Independent Transmission System Operator, Inc.
MISO Day Two Market - A market that began operating on April 1, 2005, and uses market-based pricing to compensate market participants for power, incorporating transmission congestion and line losses. The previous system required generators to make advance reservations for transmission service.
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
SEC - Securities and Exchange Commission, a U.S. government agency.
SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.
SO2 - Sulfur dioxide.
TFN - Transitional Funding Trust Notes issued by IP SPT as allowed under Illinois’ deregulation legislation. IP must designate a portion of cash received from customer billings to fund payment of the TFNs. The proceeds received by IP are remitted to IP SPT and are restricted for the sole purpose of making payments of principal and interest on, and paying other fees and expenses related to, the TFNs. Since the application of FIN No. 46R, IP does not consolidate IP SPT and therefore the obligation to IP SPT appears on IP’s balance sheet.
UE - Union Electric Company, an Ameren Corporation subsidiary that operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas transmission and distribution business in Missouri and prior to May 2, 2005, in Illinois, as AmerenUE.

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

•	labor disputes, future wages and employee benefits costs, including changes in returns on benefit plan assets;
•	difficulties in integrating IP with Ameren’s other businesses;
•	changes in the energy markets, environmental laws or regulations, interest rates, or other factors that could adversely affect assumptions in connection with the CILCORP and IP acquisitions;
•	the impact of conditions imposed by regulators in connection with their approval of Ameren’s acquisition of IP;
•	the inability of our counterparties to meet their obligations with respect to our contracts and financial instruments;
•	the cost and availability of transmission capacity;
•	legal and administrative proceedings; and
•	acts of sabotage, war or terrorist activities.

Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues:
Electric	$1,413	$1,029	$2,542	$1,945
Gas	174	119	670	420
Other	3	1	4	3
Total operating revenues	1,590	1,149	3,216	2,368

Operating Expenses:
Fuel and purchased power	491	279	907	553
Gas purchased for resale	106	75	460	288
Other operations and maintenance	373	343	718	649
Depreciation and amortization	157	132	314	262
Taxes other than income taxes	95	74	186	154
Total operating expenses	1,222	903	2,585	1,906

Operating Income	368	246	631	462

Other Income and (Deductions):
Miscellaneous income	6	4	13	12
Miscellaneous expense	(9)	(4)	(10)	(5)
Total other income and (deductions)	(3)	-	3	7

Interest Charges and Preferred Dividends:
Interest	77	66	151	130
Preferred dividends of subsidiaries	3	2	6	5
Net interest charges and preferred dividends	80	68	157	135

Income Before Income Taxes	285	178	477	334

Income Taxes	100	60	171	119

Net Income	$185	$118	$306	$215

Earnings per Common Share – Basic and Diluted	$0.93	$0.65	$1.55	$1.20

Dividends per Common Share	$0.635	$0.635	$1.27	$1.27
Average Common Shares Outstanding	199.7	182.7	197.5	178.5

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$27	$69
Accounts receivables – trade (less allowance for doubtful
accounts of $18 and $14, respectively)	424	442
Unbilled revenue	378	336
Miscellaneous accounts and notes receivable	17	38
Materials and supplies	649	623
Other current assets	70	74
Total current assets	1,565	1,582
Property and Plant, Net	13,397	13,297
Investments and Other Noncurrent Assets:
Investments in leveraged leases	135	140
Nuclear decommissioning trust fund	238	235
Goodwill and other intangibles, net	934	940
Other assets	411	411
Total investments and other noncurrent assets	1,718	1,726
Regulatory Assets	811	829
TOTAL ASSETS	$17,491	$17,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$350	$423
Short-term debt	161	417
Accounts and wages payable	370	567
Taxes accrued	136	26
Other current liabilities	363	374
Total current liabilities	1,380	1,807
Long-term Debt, Net	4,929	5,021
Preferred Stock of Subsidiary Subject to Mandatory Redemption	20	20
Deferred Credits and Other Noncurrent Liabilities:
Accumulated deferred income taxes, net	1,935	1,886
Accumulated deferred investment tax credits	134	139
Regulatory liabilities	1,067	1,042
Asset retirement obligations	452	439
Accrued pension and other postretirement benefits	810	756
Other deferred credits and liabilities	290	315
Total deferred credits and other noncurrent liabilities	4,688	4,577
Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption	195	195
Minority Interest in Consolidated Subsidiaries	15	14
Commitments and Contingencies (Notes 3, 9 and 10)
Stockholders' Equity:
Common stock, $.01 par value, 400.0 shares authorized –
shares outstanding of 203.8 and 195.2, respectively	2	2
Other paid-in capital, principally premium on common stock	4,347	3,949
Retained earnings	1,959	1,904
Accumulated other comprehensive loss	(30)	(45)
Other	(14)	(10)
Total stockholders’ equity	6,264	5,800
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,491	$17,434

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$306	$215
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	272	262
Amortization of nuclear fuel	17	13
Amortization of debt issuance costs and premium/discounts	7	5
Deferred income taxes and investment tax credits, net	66	(11)
Coal contract settlement	-	18
Pension and postretirement benefit contributions	(35)	(32)
Other	94	78
Changes in assets and liabilities, excluding the effects of the acquisitions:
Receivables, net	(8)	(23)
Materials and supplies	(26)	29
Accounts and wages payable	(163)	(162)
Taxes accrued	112	117
Assets, other	18	(57)
Liabilities, other	1	(16)
Net cash provided by operating activities	661	436

Cash Flows From Investing Activities:
Capital expenditures	(442)	(379)
Nuclear fuel expenditures	(13)	(5)
Other	12	17
Net cash used in investing activities	(443)	(367)

Cash Flows From Financing Activities:
Dividends on common stock	(253)	(232)
Capital issuance costs	(1)	(23)
Redemptions, repurchases, and maturities:
Nuclear fuel lease	-	(67)
Short-term debt	(256)	(126)
Long-term debt	(237)	(260)
Issuances:
Common stock	402	935
Long-term debt	85	104
Net cash provided by (used in) financing activities	(260)	331

Net change in cash and cash equivalents	(42)	400
Cash and cash equivalents at beginning of year	69	111
Cash and cash equivalents at end of period	$27	$511

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues:
Electric	$726	$658	$1,259	$1,206
Gas	26	25	101	97
Total operating revenues	752	683	1,360	1,303

Operating Expenses:
Fuel and purchased power	182	142	326	288
Gas purchased for resale	13	14	58	58
Other operations and maintenance	193	204	374	394
Depreciation and amortization	76	74	152	146
Taxes other than income taxes	59	56	114	111
Total operating expenses	523	490	1,024	997

Operating Income	229	193	336	306

Other Income and (Deductions):
Miscellaneous income	3	4	11	9
Miscellaneous expense	(2)	(4)	(4)	(5)
Total other income and (deductions)	1	-	7	4

Interest Charges	27	26	52	51

Income Before Income Taxes	203	167	291	259

Income Taxes	71	58	102	92

Net Income	132	109	189	167

Preferred Stock Dividends	2	2	3	3

Net Income Available to Common Stockholder	$130	$107	$186	$164

The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1	$48
Accounts receivable – trade (less allowance for doubtful
accounts of $5 and $3, respectively)	186	175
Unbilled revenue	196	118
Miscellaneous accounts and notes receivable	1	13
Accounts receivable – affiliates	19	8
Current portion of intercompany note receivable - CIPS	6	-
Materials and supplies	194	199
Other current assets	11	18
Total current assets	614	579
Property and Plant, Net	7,265	7,075
Investments and Other Noncurrent Assets:
Nuclear decommissioning trust fund	238	235
Intercompany note receivable - CIPS	61	-
Other assets	266	263
Total investments and other noncurrent assets	565	498
Regulatory Assets	575	585
TOTAL ASSETS	$9,019	$8,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$3	$3
Short-term debt	138	375
Borrowings from money pool	382	2
Accounts and wages payable	101	252
Accounts and wages payable - affiliates	150	60
Taxes accrued	162	51
Other current liabilities	103	108
Total current liabilities	1,039	851
Long-term Debt, Net	2,143	2,059
Deferred Credits and Other Noncurrent Liabilities:
Accumulated deferred income taxes, net	1,251	1,217
Accumulated deferred investment tax credits	99	108
Regulatory liabilities	740	776
Asset retirement obligations	444	431
Accrued pension and other postretirement benefits	240	219
Other deferred credits and liabilities	77	80
Total deferred credits and other noncurrent liabilities	2,851	2,831
Commitments and Contingencies (Notes 3, 9 and 10)
Stockholders' Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Preferred stock not subject to mandatory redemption	113	113
Other paid-in capital, principally premium on common stock	720	718
Retained earnings	1,674	1,688
Accumulated other comprehensive loss	(32)	(34)
Total stockholders' equity	2,986	2,996
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,019	$8,737

The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$189	$167
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	152	146
Amortization of nuclear fuel	17	13
Amortization of debt issuance costs and premium/discounts	3	2
Deferred income taxes and investment tax credits, net	30	(11)
Coal contract settlement	-	18
Pension and other postretirement contributions	(18)	(18)
Other	33	17
Changes in assets and liabilities:
Receivables, net	(114)	(58)
Materials and supplies	5	(7)
Accounts and wages payable	(61)	(125)
Taxes accrued	111	115
Assets, other	(3)	8
Liabilities, other	11	7
Net cash provided by operating activities	355	274

Cash Flows From Investing Activities:
Capital expenditures	(489)	(253)
Nuclear fuel expenditures	(13)	(5)
Other	8	4
Net cash used in investing activities	(494)	(254)

Cash Flows From Financing Activities:
Dividends on common stock	(135)	(145)
Dividends on preferred stock	(3)	(3)
Capital issuance costs	-	(1)
Changes in money pool borrowings	380	342
Redemptions, repurchases, and maturities:
Nuclear fuel lease	-	(67)
Short-term debt	(237)	(150)
Long-term debt	-	(100)
Issuances:
Long term debt	85	104
Capital contribution from parent	2	-
Net cash provided by (used in) financing activities	92	(20)

Net change in cash and cash equivalents	(47)	-
Cash and cash equivalents at beginning of year	48	15
Cash and cash equivalents at end of period	$1	$15

Non-cash Investing Activities:
In May 2005, UE sold an interest in assets to CIPS in exchange for a subordinated promissory note from CIPS, and UE contributed an interest in assets to Ameren Corporation.  See Note 3 for further details.

The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues:
Electric	$171	$139	$299	$266
Gas	27	28	111	113
Total operating revenues	198	167	410	379

Operating Expenses:
Purchased power	105	79	191	159
Gas purchased for resale	15	16	74	72
Other operations and maintenance	34	35	67	72
Depreciation and amortization	18	13	31	26
Taxes other than income taxes	7	5	15	14
Total operating expenses	179	148	378	343

Operating Income	19	19	32	36

Other Income and (Deductions):
Miscellaneous income	4	6	9	13
Miscellaneous expense	(4)	(1)	(4)	(1)
Total other income and (deductions)	-	5	5	12

Interest Charges	8	8	15	16

Income Before Income Taxes	11	16	22	32

Income Taxes	4	8	7	14

Net Income	7	8	15	18

Preferred Stock Dividends	-	-	1	1

Net Income Available to Common Stockholder	$7	$8	$14	$17

The accompanying notes as they relate to CIPS are an integral part of these financial statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
BALANCE SHEET
(Unaudited) (In millions)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1	$2
Accounts receivable – trade (less allowance for doubtful
accounts of $3 and $1, respectively)	62	48
Unbilled revenue	72	71
Accounts receivable – affiliates	9	12
Current portion of intercompany note receivable – Genco	34	249
Current portion of intercompany tax receivable – Genco	11	11
Advances to money pool	28	-
Materials and supplies	49	56
Other current assets	11	19
Total current assets	277	468
Property and Plant, Net	1,118	953
Investments and Other Noncurrent Assets:
Intercompany note receivable – Genco	163	-
Intercompany tax receivable – Genco	133	138
Other assets	32	23
Total investments and other noncurrent assets	328	161
Regulatory Assets	34	33
TOTAL ASSETS	$1,757	$1,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$20	$20
Accounts and wages payable	28	27
Accounts and wages payable - affiliates	65	49
Borrowings from money pool	-	68
Current portion of intercompany note payable - UE	6	-
Taxes accrued	11	-
Other current liabilities	36	32
Total current liabilities	166	196
Long-term Debt, Net	410	430
Deferred Credits and Other Noncurrent Liabilities:
Accumulated deferred income taxes, net	292	298
Accumulated deferred investment tax credits	15	10
Intercompany note payable - UE	61	-
Regulatory liabilities	203	151
Other deferred credits and liabilities	44	40
Total deferred credits and other noncurrent liabilities	615	499
Commitments and Contingencies (Notes 3 and 9)
Stockholders' Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	-	-
Other paid-in capital	189	121
Preferred stock not subject to mandatory redemption	50	50
Retained earnings	328	323
Accumulated other comprehensive loss	(1)	(4)
Total stockholders' equity	566	490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,757	$1,615

The accompanying notes as they relate to CIPS are an integral part of these financial statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$15	$18
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	31	26
Deferred income taxes and investment tax credits, net	(7)	(12)
Pension and other postretirement contributions	(3)	(3)
Other	3	6
Changes in assets and liabilities:
Receivables, net	10	-
Materials and supplies	7	9
Accounts and wages payable	17	3
Taxes accrued	11	12
Assets, other	7	(7)
Liabilities, other	5	10
Net cash provided by operating activities	96	62

Cash Flows From Investing Activities:
Capital expenditures	(24)	(21)
Proceeds from intercompany note receivable - Genco	52	49
Changes in money pool advances	(28)	-
Net cash provided by investing activities	-	28

Cash Flows From Financing Activities:
Dividends on common stock	(9)	(28)
Dividends on preferred stock	(1)	(1)
Changes in money pool borrowings	(68)	(74)
Redemptions, repurchases, and maturities:
Long-term debt	(20)	-
Capital contribution from parent	1	-
Net cash used in financing activities	(97)	(103)

Net change in cash and cash equivalents	(1)	(13)
Cash and cash equivalents at beginning of year	2	16
Cash and cash equivalents at end of period	$1	$3

Non-cash Investing Activities:
In May 2005, CIPS purchased an interest in assets from UE in exchange for a subordinated promissory note to UE, and CIPS received a contribution of assets from Ameren Corporation.  See Note 3 for further details.

The accompanying notes as they relate to CIPS are an integral part of these financial statements.

AMEREN ENERGY GENERATING COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues:
Electric	$266	$208	$491	$424
Total operating revenues	266	208	491	424

Operating Expenses:
Fuel and purchased power	138	91	237	185
Other operations and maintenance	38	43	76	71
Depreciation and amortization	18	19	37	38
Taxes other than income taxes	5	6	3	11
Total operating expenses	199	159	353	305

Operating Income	67	49	138	119

Other Income and (Deductions):
Miscellaneous income	1	-	1	-
Miscellaneous expense	-	-	-	(1)
Total other income and (deductions)	1	-	1	(1)

Interest Charges	19	24	40	47

Income Before Income Taxes	49	25	99	71

Income Taxes	18	8	37	25

Net Income	$31	$17	$62	$46

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except shares)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$-	$1
Accounts receivable - affiliates	89	86
Accounts receivable	17	4
Advances to money pool	26	-
Materials and supplies	156	89
Other current assets	2	2
Total current assets	290	182
Property and Plant, Net	1,507	1,749
Other Noncurrent Assets	12	18
TOTAL ASSETS	$1,809	$1,949

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$225	$225
Current portion of intercompany notes payable – CIPS	34	283
Borrowings from money pool	-	116
Accounts and wages payable	23	26
Accounts and wages payable - affiliates	59	22
Current portion of intercompany tax payable – CIPS	11	11
Taxes accrued	23	35
Other current liabilities	18	22
Total current liabilities	393	740
Long-term Debt, Net	474	473
Intercompany Notes Payable – CIPS	163	-
Deferred Credits and Other Noncurrent Liabilities:
Accumulated deferred income taxes, net	161	144
Accumulated deferred investment tax credits	11	12
Intercompany tax payable – CIPS	133	138
Accrued pension and other postretirement benefits	9	5
Other deferred credits and liabilities	2	2
Total deferred credits and other noncurrent liabilities	316	301
Commitments and Contingencies (Notes 3 and 9)
Stockholder's Equity:
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	-	-
Other paid-in capital	226	225
Retained earnings	239	211
Accumulated other comprehensive loss	(2)	(1)
Total stockholder's equity	463	435
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,809	$1,949

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$62	$46
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of debt issuance costs and discounts	1	-
Depreciation and amortization	37	38
Deferred income taxes and investment tax credits, net	16	18
Pensions and other postretirement contributions	(1)	(1)
Other	5	(1)
Changes in assets and liabilities:
Accounts receivable	(16)	9
Materials and supplies	(67)	1
Accounts and wages payable	40	(10)
Taxes accrued, net	(12)	(3)
Assets, other	6	2
Liabilities, other	(9)	(17)
Net cash provided by operating activities	62	82

Cash Flows From Investing Activities:
Capital expenditures	(43)	(28)
Proceeds from asset sale to UE	241	-
Changes in money pool advances	(26)	-
Net cash provided by (used in) investing activities	172	(28)

Cash Flows From Financing Activities:
Dividends on common stock	(34)	(35)
Changes in money pool borrowings	(116)	32
Redemptions, repurchases, and maturities:
Intercompany notes payable – CIPS and Ameren	(86)	(53)
Capital contribution from parent	1	-
Net cash used in financing activities	(235)	(56)

Net change in cash and cash equivalents	(1)	(2)
Cash and cash equivalents at beginning of year	1	2
Cash and cash equivalents at end of period	$-	$-

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

CILCORP INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues:
Electric	$100	$89	$193	$187
Gas	46	50	174	191
Other	1	1	2	2
Total operating revenues	147	140	369	380

Operating Expenses:
Fuel and purchased power	39	33	72	78
Gas purchased for resale	29	31	123	138
Other operations and maintenance	39	47	81	90
Depreciation and amortization	18	17	36	33
Taxes other than income taxes	4	5	11	14
Total operating expenses	129	133	323	353

Operating Income	18	7	46	27

Other Income and (Deductions):
Miscellaneous expense	(3)	(1)	(5)	(2)
Total other income and (deductions)	(3)	(1)	(5)	(2)

Interest Charges and Preferred Dividends:
Interest	13	14	25	26
Preferred dividends of subsidiaries	-	1	1	1
Net interest charges and preferred dividends	13	15	26	27

Income (Loss) Before Income Taxes	2	(9)	15	(2)

Income Tax Expense (Benefit)	-	(5)	4	(2)

Net Income (Loss)	$2	$(4)	$11	$-

The acompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.

CILCORP INC.
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except shares)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$3	$7
Accounts receivables – trade (less allowance for doubtful
accounts of $3 and $3, respectively)	45	46
Unbilled revenue	30	46
Accounts receivables – affiliates	3	9
Materials and supplies	124	134
Other current assets	22	19
Total current assets	227	261
Property and Plant, Net	1,188	1,179
Investments and Other Noncurrent Assets:
Investments in leveraged leases	110	113
Goodwill and other intangibles, net	559	559
Other assets	51	33
Total investments and other noncurrent assets	720	705
Regulatory Assets	10	11
TOTAL ASSETS	$2,145	$2,156

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$16	$16
Borrowings from money pool, net	84	166
Intercompany note payable – Ameren	94	72
Accounts and wages payable	39	57
Accounts and wages payable - affiliates	21	42
Other current liabilities	63	58
Total current liabilities	317	411
Long-term Debt, Net	614	623
Preferred Stock of Subsidiary Subject to Mandatory Redemption	20	20
Deferred Credits and Other Noncurrent Liabilities:
Accumulated deferred income taxes, net	204	214
Accumulated deferred investment tax credits	9	10
Regulatory liabilities	50	46
Accrued pension and other postretirement benefits	249	242
Other deferred credits and liabilities	20	23
Total deferred credits and other noncurrent liabilities	532	535
Preferred Stock of Subsidiary Not Subject to Mandatory Redemption	19	19
Commitments and Contingencies (Notes 3 and 9)
Stockholder's Equity:
Common stock, no par value, 10,000 shares authorized – 1,000 shares outstanding	-	-
Other paid-in capital	666	565
Retained earnings (deficit)	(40)	(21)
Accumulated other comprehensive income	17	4
Total stockholder's equity	643	548
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$2,145	$2,156

The acompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.

CILCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$11	$-
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	36	33
Deferred income taxes and investment tax credits, net	(13)	3
Pension and other postretirement benefit contributions	(2)	(3)
Other	7	3
Changes in assets and liabilities:
Receivables, net	23	66
Materials and supplies	10	25
Accounts and wages payable	(35)	(26)
Taxes accrued	(4)	2
Assets, other	(1)	4
Liabilities, other	3	(4)
Net cash provided by operating activities	35	103

Cash Flows From Investing Activities:
Capital expenditures	(47)	(73)
Other	3	4
Net cash used in investing activities	(44)	(69)

Cash Flows From Financing Activities:
Dividends on common stock	(30)	(18)
Changes in money pool borrowings	(82)	87
Proceeds from intercompany notes payable - Ameren	22	11
Redemptions, repurchases, and maturities:
Long-term debt	(6)	(120)
Capital contribution from parent	101	-
Net cash used in financing activities	5	(40)

Net change in cash and cash equivalents	(4)	(6)
Cash and cash equivalents at beginning of year	7	11
Cash and cash equivalents at end of period	$3	$5

The acompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS LIGHT COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues:
Electric	$99	$89	$192	$187
Gas	46	45	171	172
Total operating revenues	145	134	363	359

Operating Expenses:
Fuel and purchased power	37	31	68	76
Gas purchased for resale	28	25	119	119
Other operations and maintenance	40	48	84	95
Depreciation and amortization	16	16	33	32
Taxes other than income taxes	4	6	10	14
Total operating expenses	125	126	314	336

Operating Income	20	8	49	23

Other Income and (Deductions):
Miscellaneous expense	(2)	(2)	(3)	(3)
Total other income and (deductions)	(2)	(2)	(3)	(3)

Interest Charges	3	4	7	7

Income Before Income Taxes	15	2	39	13

Income Tax Expense (Benefit)	5	(1)	13	4

Net Income	10	3	26	9

Preferred Stock Dividends	-	1	1	1

Net Income Available to Common Stockholder	$10	$2	$25	$8

The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1	$2
Accounts receivable - trade (less allowance for doubtful
accounts of $3 and $3, respectively)	44	46
Unbilled revenue	30	43
Accounts receivable - affiliates	4	11
Materials and supplies	63	68
Other current assets	8	6
Total current assets	150	176
Property and Plant, Net	1,180	1,165
Other Noncurrent Assets	48	29
Regulatory Assets	10	11
TOTAL ASSETS	$1,388	$1,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$16	$16
Borrowings from money pool	78	169
Accounts and wages payable	38	53
Accounts and wages payable - affiliates	21	42
Other current liabilities	53	49
Total current liabilities	206	329
Long-term Debt, Net	122	122
Preferred Stock Subject to Mandatory Redemption	20	20
Deferred Credits and Other Noncurrent Liabilities:
Accumulated deferred income taxes, net	125	130
Accumulated deferred investment tax credits	9	10
Regulatory liabilities	190	184
Accrued pension and other postretirement benefits	144	131
Other deferred credits and liabilities	17	18
Total deferred credits and other noncurrent liabilities	485	473
Commitments and Contingencies (Notes 3 and 9)
Stockholders' Equity:
Common stock, no par value, 20.0 shares authorized – 13.6 shares outstanding	-	-
Preferred stock not subject to mandatory redemption	19	19
Other paid-in capital	414	313
Retained earnings	120	115
Accumulated other comprehensive income (loss)	2	(10)
Total stockholders' equity	555	437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,388	$1,381

The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS LIGHT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$26	$9
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	33	32
Deferred income taxes and investment tax credits, net	(8)	4
Pension and other postretirement benefit contributions	(2)	(3)
Other	19	19
Changes in assets and liabilities:
Receivables, net	22	52
Materials and supplies	5	17
Accounts and wages payable	(32)	(28)
Taxes accrued	-	(9)
Assets, other	(1)	-
Liabilities, other	(5)	1
Net cash provided by operating activities	57	94

Cash Flows From Investing Activities:
Capital expenditures	(47)	(73)
Other	-	1
Net cash used in investing activities	(47)	(72)

Cash Flows From Financing Activities:
Dividends on common stock	(20)	(10)
Dividends on preferred stock	(1)	(1)
Changes in money pool borrowings	(91)	84
Redemptions, repurchases, and maturities:
Long-term debt	-	(100)
Capital contribution from parent	101	-
Net cash used in financing activities	(11)	(27)

Net change in cash and cash equivalents	(1)	(5)
Cash and cash equivalents at beginning of year	2	8
Cash and cash equivalents at end of period	$1	$3

The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

ILLINOIS POWER COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	--Successor--	--Predecessor--	--Successor--	--Predecessor--
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Operating Revenues:
Electric	$268	$258	$503	$505
Gas	73	66	270	276
Total operating revenues	341	324	773	781

Operating Expenses:
Purchased power	165	154	322	305
Gas purchased for resale	44	39	190	193
Other operations and maintenance	60	52	102	99
Depreciation and amortization	19	20	40	40
Amortization of regulatory assets	-	10	-	21
Taxes other than income taxes	18	16	40	37
Total operating expenses	306	291	694	695

Operating Income	35	33	79	86

Other Income and (Deductions):
Interest income from former affiliate	-	42	-	85
Miscellaneous income	2	7	4	12
Miscellaneous expense	(1)	(1)	(1)	(1)
Total other income and (deductions)	1	48	3	96

Interest Charges	11	40	21	79

Income Before Income Taxes	25	41	61	103

Income Taxes	10	17	24	42

Net Income	15	24	37	61

Preferred Stock Dividends	-	-	1	1

Net Income Available to Common Stockholder	$15	$24	$36	$60

The accompanying notes as they relate to IP are an integral part of these consolidated financial statements.

ILLINOIS POWER COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$5	$5
Account receivables (less allowance for doubtful
accounts of $6 and $6, respectively)	90	101
Unbilled revenue	80	98
Miscellaneous accounts and notes receivable	1	8
Advances to money pool	71	140
Materials and supplies	65	85
Other current assets	58	69
Total current assets	370	506
Property and Plant, Net	2,015	1,984
Investments and Other Noncurrent Assets:
Investment in IP SPT	7	7
Goodwill	303	320
Other assets	47	37
Accumulated deferred income taxes	43	65
Total investments and other noncurrent assets	400	429
Regulatory Assets	190	198
TOTAL ASSETS	$2,975	$3,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$70
Current maturities of long-term debt to IP SPT	71	74
Accounts and wages payable	97	118
Accounts and wages payable - affiliates	26	4
Taxes accrued	6	5
Other current liabilities	90	102
Total current liabilities	290	373
Long-term Debt, Net	708	713
Long-term Debt to IP SPT	230	278
Deferred Credits and Other Noncurrent Liabilities:
Regulatory liabilities	82	76
Accrued pension and other postretirement liabilities	252	248
Other deferred credits and other noncurrent liabilities	137	149
Total deferred credits and other noncurrent liabilities	471	473
Commitments and Contingencies (Notes 3 and 9)
Stockholders’ Equity:
Common stock, no par value, 100.0 shares authorized – 23.0 shares outstanding	-	-
Other paid-in-capital	1,206	1,207
Preferred stock not subject to mandatory redemption	46	46
Retained earnings	24	27
Total stockholders’ equity	1,276	1,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,975	$3,117

The accompanying notes as they relate to IP are an integral part of these consolidated financial statements.

ILLINOIS POWER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	---Successor---	---Predecessor---
	Six Months Ended June 30,	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$37	$61
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9	61
Amortization of debt issuance costs and premium/discounts	2	3
Deferred income taxes and investment tax credits, net	39	(10)
Pension and other postretirement benefit contributions	(3)	-
Other	7	14
Changes in assets and liabilities:
Receivables, net	40	34
Materials and supplies	20	19
Accounts and wages payable	1	1
Assets, other	(19)	24
Liabilities, other	16	(30)
Net cash provided by operating activities	149	177

Cash Flows From Investing Activities:
Capital expenditures	(61)	(63)
Changes in money pool advances	69	-
Other	-	1
Net cash provided by (used in) investing activities	8	(62)

Cash Flows From Financing Activities:
Dividends on common stock	(40)	-
Dividends on preferred stock	(1)	(1)
Prepaid interest on note receivable from former affiliate	-	(43)
Redemptions, repurchases, and maturities:
Long-term debt	(113)	(43)
TFN over funding	(3)	(3)
Net cash used in financing activities	(157)	(90)

Net change in cash and cash equivalents	-	25
Cash and cash equivalents at beginning of year	5	17
Cash and cash equivalents at end of period	$5	$42

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
(Unaudited)
June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Ameren, headquartered in St. Louis, Missouri, is a public utility holding company registered with the SEC under the PUHCA. Ameren’s primary asset is the common stock of its subsidiaries. Ameren’s subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas transmission and distribution businesses and non-rate-regulated electric generation businesses in Missouri and Illinois. Dividends on Ameren’s common stock are dependent on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below.

•
UE, or Union Electric Company, also known as AmerenUE, operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas transmission and distribution business in Missouri and prior to May 2, 2005, in Illinois. See Note 3 - Rate and Regulatory Matters for information regarding the May 2005 transfer of UE’s Illinois electric and natural gas transmission and distribution businesses to CIPS and the addition of a large new electric customer in June 2005.

•	CIPS, or Central Illinois Public Service Company, also known as AmerenCIPS, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
•
Genco, or Ameren Energy Generating Company, operates a non-rate-regulated electric generation business in Illinois and Missouri. See Note 3 - Rate and Regulatory Matters for information regarding the May 2005 transfer of Genco’s 10 CTs located in Pinckneyville and Kinmundy, Illinois to UE.

•
CILCO, or Central Illinois Light Company, also known as AmerenCILCO, is a subsidiary of CILCORP (a holding company) and operates a rate-regulated electric transmission and distribution business, a primarily non-rate-regulated electric generation business, and a rate-regulated natural gas transmission and distribution business in Illinois.

•
IP, or Illinois Power Company, also known as AmerenIP, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois. Ameren acquired IP on September 30, 2004, from Dynegy. See Note 2 - Acquisitions and Note 8 - Related Party Transactions for further information.

Ameren has various other subsidiaries responsible for the short- and long-term marketing of power, procurement of fuel, management of commodity risks and provision of other shared services. Ameren has an 80% ownership interest in EEI through UE and Resources Company, which each own 40% of EEI. Ameren consolidates EEI for financial reporting purposes, while UE reports EEI under the equity method.

The financial statements of Ameren are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. As the acquisition of IP occurred on September 30, 2004, Ameren’s Consolidated Statements of Income and Cash Flows for the period ended June 30, 2004, do not reflect IP’s results of operations or financial position. See Note 2 - Acquisitions for further information on the accounting for the IP acquisition. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

In addition to presenting results of operations and earnings amounts in total, certain information in this report is expressed in cents per share. These amounts reflect factors that directly impact Ameren’s earnings. We believe this per share information is useful because it better enables readers to understand the impact of these factors on Ameren’s earnings per share. All references in this report to earnings per share are based on diluted shares.

Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The results of operations of an interim period may not give a true indication of results for a full year. Certain reclassifications have been made to prior year’s financial statements to conform to 2005 reporting. These statements should be read in conjunction with the financial statements and the notes thereto included in the Ameren Companies’ combined 2004 Annual Report on Form 10-K.

As part of the acquisition of IP on September 30, 2004, Ameren “pushed down” the effects of purchase accounting to the financial statements of IP. Accordingly, IP’s postacquistion financial statements reflect a new basis of accounting, and separate financial statement amounts are presented for preacquisition (predecessor) and postacquisition (successor) periods, separated by a bold black line. As a result of the acquisition of IP, certain reclassifications have been made to make IP prior-year financial statements conform to our current presentation.

Earnings Per Share

There were no material differences between Ameren’s basic and diluted earnings per share for the three months and six months ended June 30, 2005 and 2004, due to an immaterial number of stock options outstanding.

Asset Retirement Obligations

Asset retirement obligations at Ameren and UE increased by $6 million for the quarter ended June 30, 2005, to reflect the accretion of obligations to their present value. Additionally, Ameren and Genco’s asset retirement obligations increased by $1.5 million during the quarter ended June 30, 2005, due to revisions in estimated future cash flows to retire a Genco ash pond. Increases to CILCORP’s and CILCO’s asset retirement obligations due to accretion were immaterial during this period. Substantially all of this accretion was recorded as an increase to regulatory assets.

Accounting Changes and Other Matters

FIN No. 47, “Accounting for Conditional Asset Retirement Obligations"

In February 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS No. 143. Accordingly, an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be estimated reasonably. An exhibit to the interpretation provides examples of when to recognize conditional asset retirement obligations, including asbestos removal and chemically-treated utility poles. We are in the process of evaluating the impact of this new interpretation. It could require accrual of additional liabilities by the Ameren Companies and their subsidiaries and could result in increased expense, which, while not yet quantified, could be material. This interpretation is effective for us no later than December 31, 2005.

FSP SFAS No. 106-2 - “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

In May 2004, the FASB issued FSP SFAS 106-2, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. Ameren, UE, CIPS, Genco, CILCORP and CILCO elected to adopt FSP SFAS 106-2 during the second quarter ended June 30, 2004, retroactive to January 1, 2004. The effect of the federal subsidy provided by this Medicare Prescription Drug Act was a reduction of various components of Ameren’s and principally UE’s net periodic postretirement benefit costs.

Predecessor IP’s adoption of FSP SFAS 106-2 on July 1, 2004, had no impact on IP’s results of operations, financial position, or liquidity because its drug benefit was not actuarially equivalent to the drug benefit under Medicare Part D.

Interchange Revenues

The following table presents the interchange revenues included in Operating Revenues - Electric for the three months and six months ended June 30, 2005 and 2004:

	Three Months				Six Months
	2005		2004		2005		2004
Ameren(a)	$154		$87		$267		$187
UE	129		71		226		155
CIPS	8		10		17		19
Genco	67		36		109		75
CILCORP	11		9		26		20
CILCO	11		9		26		20
IP(b)	(c	)	(c	)	(c	)	(c	)

(a)
Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations, but excludes 2004 amounts for IP. Includes interchange revenues for EEI of $8 million and $15 million for the three months and six months ended June 30, 2005, respectively (2004 - $16 million and $30 million, respectively).

(b)	2004 amount represents predecessor information.
(c)	Less than $1 million.

Purchased Power

The following table presents the purchased power expenses included in Operating Expenses - Fuel and Purchased Power for the three months and six months ended June 30, 2005 and 2004. See Note 8 - Related Party Transactions for further information on affiliate purchased power transactions.

	Three Months		Six Months
	2005	2004	2005	2004
Ameren(a)	$250	$77	$455	$152
UE	66	49	104	102
CIPS	105	79	191	159
Genco	68	34	117	74
CILCORP	12	8	22	30
CILCO	12	8	22	30
IP(b)	165	154	322	305

(a)	Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations, but excludes 2004 amounts for IP.
(b)	2004 amount represents predecessor information.

Excise Taxes

Excise taxes reflected on Missouri electric, Missouri gas, and Illinois gas customer bills are imposed on us. They are recorded gross in Operating Revenues and Taxes Other than Income Taxes on each company’s statements of income. Excise taxes reflected on Illinois electric customer bills are imposed on the consumer. They are recorded as tax collections payable and included in Taxes Accrued. The following table presents excise taxes recorded in Operating Revenues and Taxes Other than Income Taxes for the three months and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	2005	2004	2005	2004
Ameren(a)	$41	$31	$81	$65
UE	28	27	50	51
CIPS	2	2	7	7
CILCORP	3	2	5	7
CILCO	3	2	5	7
IP(b)	8	5	19	17

(a)	Excludes 2004 amounts for IP.
(b)	2004 amount represents predecessor information.

NOTE 2 - ACQUISITIONS

IP and EEI

On September 30, 2004, Ameren completed the acquisition of all the common stock and 662,924 shares of preferred stock of IP and an additional 20% ownership interest in EEI from subsidiaries of Dynegy. Ameren acquired IP to complement its existing Illinois gas and electric operations. The purchase included IP’s rate-regulated electric and natural gas transmission and distribution business serving 600,000 electric and 415,000 gas customers in areas contiguous to our existing Illinois utility service territories. With the acquisition, IP became an Ameren subsidiary operating as AmerenIP.

The total transaction value was $2.3 billion, including the assumption of $1.8 billion of IP debt and preferred stock and consideration, including transaction costs, of $440 million in cash, net of $51 million cash acquired and a working capital adjustment of $5 million received from Dynegy in February 2005 pursuant to the terms of the stock purchase agreement. Ameren placed $100 million of the cash portion of the purchase price in a six-year escrow account pending resolution of certain contingent environmental obligations of IP and other Dynegy affiliates for which Ameren was provided indemnification by Dynegy. On July 27, 2005, the conditions for release of the escrow account were satisfied and Dynegy was remitted the $100 million. In addition, this transaction included a fixed-price capacity power supply agreement for IP’s annual purchase in 2005 and 2006 of 2,800 megawatts of electricity from DYPM. This agreement is expected to supply about 70% of IP’s electric customer requirements during those two years. The remaining 30% of IP’s power needs in 2005 and 2006 will be supplied by other companies through contracts and open market purchases. In the event that suppliers are unable to supply the electricity required by existing agreements, IP would be forced to find alternative suppliers to meet its load requirements, thus exposing itself to market price risk, which could have a material impact on Ameren’s and IP’s results of operations, financial position, or liquidity.

Ameren funded this acquisition with the issuance of new Ameren common stock. Ameren issued an aggregate of 30 million common shares in February 2004 and July 2004, which generated net proceeds of $1.3 billion. Proceeds from these issuances were used to finance the cash portion of the purchase price and to reduce IP debt assumed as part of this transaction and to pay related premiums.

In December 2004, 230 IP employees accepted a voluntary separation opportunity, which provides an enhanced separation benefit and extended medical and dental benefits. Employees who accepted the voluntary separation opportunity will leave IP throughout 2005 as business needs warrant. These voluntary separations are consistent with Ameren’s plan for the integration of IP and conditions in the ICC order approving the acquisition, which relate to the realization of administrative synergies from the acquisition. As of June 30, 2005, estimated separation costs of $25 million were deferred as a regulatory asset for future recovery from customers, which is also consistent with the ICC order.

Ameren is completing its valuations of the acquired net assets and liabilities of IP and EEI, including third-party valuations of property and plant, intangible assets, pension and other postretirement benefit obligations, and contingent obligations. As a result, the allocation of the purchase price is subject to further adjustment. The fair value of IP’s power supply agreements, including the fixed-price capacity power supply agreement with DYPM, recorded at the acquisition date resulted in a net liability of $109 million (June 30, 2005 - $67 million). This amount is being amortized through December 31, 2006. In addition, IP recorded a fair value adjustment, resulting in a net asset of $20 million (June 30, 2005 - $12 million), for IP’s power supply agreement with EEI that expires at the end of 2005. The excess of the purchase price for IP’s common stock and preferred stock over net assets acquired was allocated preliminarily to goodwill in the amount of $303 million, net of future tax benefits. No specifically identifiable intangible assets have been identified. For income tax purposes, we expect that a portion of the purchase price will be allocated to goodwill and that such portion will be deducted ratably over a 15-year period. Goodwill decreased by $17 million since December 31, 2004, primarily because of adjustments to property and plant, income tax accounts and accrued severance and relocation expenses, partially offset by adjustments to regulatory assets and net assets for IP’s power supply agreement with EEI. The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of Ameren’s acquisition of IP.

Current assets	$370
Property and plant	1,974
Investments and other noncurrent assets	394
Goodwill	303
Total assets acquired	3,041
Current liabilities	228
Long-term debt, including current maturities	1,982
Accrued pension and other postretirement liabilities	244
Other non-current liabilities	208
Total liabilities assumed	2,662
Preferred stock assumed	13
Net assets acquired	$366

The following unaudited pro forma financial information presents a summary of Ameren’s consolidated results of operations for the three months and six months ended June 30, 2004, as if the acquisition of IP had been completed at the beginning of 2004, including pro forma adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets. The pro forma financial information does not include cost savings that may result from the combination of Ameren with IP.

2004	Three Months	Six Months
Operating revenues	$1,473	$3,149
Net income	149	290
Earnings per share - basic	0.77	1.50
- diluted	0.77	1.50

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

The portion of the total transaction value attributable to Ameren’s acquisition of Dynegy’s 20% ownership interest in EEI now held by Resources Company was $125 million. This transaction was accounted for as a step acquisition. The excess of the purchase price for this ownership interest over 20% of the fair value of EEI’s net assets acquired has been preliminarily allocated to property and plant ($55 million) and emission allowances ($48 million), partially offset by a net liability for power supply agreements ($25 million) and a reduction to net deferred tax assets ($31 million). The remaining excess was allocated to goodwill in the amount of $65 million, subject to change based on our final valuation. Goodwill increased by $11 million since December 31, 2004, due to adjustments to property and plant and the net liability for power supply agreements, partially offset by adjustments to both emission allowances and income tax accounts, resulting from the refinement of the third-party valuation of EEI’s net assets, which is in the process of being finalized.

NOTE 3 - RATE AND REGULATORY MATTERS

Below is a summary of significant regulatory proceedings. With respect to pending matters, we are unable to predict the ultimate outcome of these regulatory proceedings, the timing of the final decisions of the various agencies or the impact on our results of operations, financial position, or liquidity.

Intercompany Transfer of Illinois Service Territory and Electric Generating Facilities

Illinois Service Territory Transfer

On May 2, 2005, following the receipt of all required regulatory approvals, UE completed the transfer of its Illinois-based electric and natural gas utility businesses, including its Illinois-based distribution assets and certain of its transmission assets, at a net book value of $133 million to CIPS. UE’s electric generating facilities and a certain insignificant amount of its electric transmission and communication facilities in Illinois were not part of the transfer. Pursuant to the asset transfer agreement, UE transferred 50 percent of the assets directly to CIPS in consideration for a CIPS subordinated promissory note in the principal amount of approximately $67 million and 50 percent of the assets by means of a dividend in kind to Ameren, followed by a capital contribution by Ameren to CIPS. With the completion of this transfer, UE no longer operates as a public utility subject to ICC regulation.

In February 2005, the MoPSC issued an order approving the transfer and clarified its order in March 2005. The MoPSC’s order, as clarified, included the following principal conditions:

•
The order allows UE to recover in rates up to 6% of unknown UE generation-related liabilities associated with the generation that was formerly allocated to UE’s Illinois service territory if UE can show that the benefits of the transfer of the Illinois service territory outweigh these costs in future rate cases.

•	The order requires an amendment to the joint dispatch agreement among UE, Genco and CIPS to declare that margins on short-term power sales will be divided based on generation output as opposed to load. In testimony filed by UE with the MoPSC to support the transfer, UE indicated this amendment would have provided UE with additional annual margins and Genco with reduced annual margins of $7 million to $24 million based on certain assumptions and historical results. The ultimate impact of any modifications to the joint dispatch agreement will be determined by future native load demand, the availability of electric generation from UE and Genco and market prices, among other things, but such impact could be material. This reduction to Genco’s margins is expected to be mitigated by margins received from additional power sales by Genco (through Marketing Company) to CIPS to serve the transferred UE Illinois-based electric utility business through the end of 2006 under the current power supply contracts. The increased allocation of short-term power sales margins to UE would have the effect of lowering the revenue required to be collected through rates the next time electric rates are adjusted.
•
The MoPSC also ordered that UE may complete the transfer prior to receipt of all regulatory approvals necessary to effectuate the required amendment to the joint dispatch agreement based on UE’s commitment that for ratemaking purposes the joint dispatch agreement amendment should be deemed to be made by UE as of the date the transfer is closed.  In the event that the regulatory approvals for the amendment are not obtained, this commitment would result in just the allocation of these additional margins to UE for determining the revenue requirements in the ratemaking process, with no impact on Genco’s margins.

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

Electric Generating Facilities Transfer

On May 2, 2005, following the receipt of all required regulatory approvals, Genco completed the transfer to UE of its 550 megawatts of CTs at Pinckneyville and Kinmundy, Illinois, at a net book value of $241 million. This transfer completed the remainder of UE’s commitment under the 2002 Missouri electric rate case settlement, which required the addition of 700 megawatts of generation capacity by June 30, 2006.

The Illinois service territory transfer and the electric generating facilities transfer, discussed above, were accounted for at book value with no gain or loss recognition. Genco used the proceeds from the transfer to reduce borrowings.

Missouri

Noranda Aluminum, Inc. (Noranda)

Following the receipt of all regulatory approvals and satisfaction of all regulatory and other conditions, the tariff by which UE serves Noranda became effective June 1, 2005. UE will serve Noranda under a 15-year agreement to supply approximately 470 megawatts (peak load) electric service (or approximately 5% of UE’s generating capability, including currently committed purchases) to Noranda’s primary aluminum smelter in southeast Missouri.

Illinois

Electric

By 2002, all of the Illinois residential, commercial and industrial customers of UE, CIPS, CILCO and IP had a choice in electric suppliers under the provisions of the Illinois Customer Choice Law. Under the Illinois Customer Choice Law, UE, CIPS, CILCO and IP rates initially were frozen through January 1, 2005. Due to an amendment to the Illinois Customer Choice Law, the rate freeze was extended through January 1, 2007. As a result of this extension, and pursuant to orders of the ICC, CIPS and Marketing Company, and CILCO and AERG, extended their respective power supply agreements through December 31, 2006. See Note 8 - Related Party Transactions for a discussion of these affiliate power supply agreements.

During 2004, the ICC conducted workshops to seek input from interested parties on the framework for retail electric rate determination and generation procurement after the current Illinois electric rate freeze expires on January 1, 2007, and supply contracts expire on December 31, 2006. A report issued by the ICC in late 2004, which outlined a process, among others, that would have CIPS, CILCO and IP procure power through an auction monitored by the ICC, received strong support in the ICC workshops. The form of power supply would meet the full requirements of the utility and the risk of fluctuations in power requirements would be borne by the supplier. In addition, the report noted that many stakeholders, including Ameren, supported a process whereby the price of power resulting from the auction would be the price used to determine the generation component of customer rates. This purchased power would be charged to customers through a direct pass-through mechanism. With regard to the delivery service component of customer rates, it is expected that all Illinois delivery service companies will file rate cases, at which time the delivery service component of customer rates will be updated. Genco and AERG would probably participate in the auction through Marketing

Company, but there is expected to be a limit imposed by the ICC on the maximum amount of power they could supply CIPS, CILCO and IP.

In February 2005, CIPS, CILCO and IP filed with the ICC a proposed process for the generation procurement auction and a rate mechanism to pass generation costs through to customers, among other things, which was consistent with the auction process described above. These proposals are subject to review and approval by the ICC by January 2006. In May 2005, the Illinois Attorney General, the Citizens Utility Board (CUB) and the Environmental Law and Policy Center filed a Motion to Dismiss the proposed procurement auction in the CIPS, CILCO and IP filings. Subsequently, in June 2005, the Administrative Law Judge denied the Motion to Dismiss. The Illinois Attorney General and CUB subsequently appealed the Administrative Law Judge’s ruling to the ICC and this appeal was also denied by the ICC in July 2005.

The ICC Staff and interveners filed testimony regarding our proposed process for the generation procurement auction in June 2005. In its testimony, the ICC Staff continued to support the generation auction process, but sought modifications to aspects of the CIPS, CILCO and IP proposed process for the procurement of power and the passing of these costs through to customers. The Illinois Attorney General and CUB in their testimonies recommended that the ICC initiate a new docket to investigate alternatives to an auction, among other things. CIPS, CILCO and IP filed supplemental testimony in early July.  That testimony modified certain aspects of the February proposal and CIPS, CILCO and IP believe the modifications will substantially address issues raised by the ICC staff and certain other interveners.  The modifications included changes to the timing of the auction, a limition of 35% on the amount of power any single supplier can provide of any distribution company's expected annual load and allowing suppliers to switch their bids between auctions for similar products.

In early 2005, the Illinois legislature held hearings regarding the framework for retail rate determination and generation procurement. We cannot predict what actions, if any, the Illinois legislature will take, or whether the ICC will approve our proposals for generation procurement or electric rate determination.

Gas

In May 2005, the ICC issued an order awarding IP increases in annual natural gas delivery rates of $11 million. In the order approving Ameren’s acquisition of IP, the ICC prohibited IP from filing for any proposed increase in gas delivery rates to be effective prior to January 1, 2007, beyond this recently authorized gas delivery rate increase. IP filed an appeal in the appellate court for the Third District in Illinois regarding certain immaterial disallowances issued by the ICC in its May 2005 order. Ameren sought indemnification from Dynegy with regard to the disallowances under the stock purchase agreement covering Ameren’s acquisition of IP from Dynegy, and in July 2005 Dynegy paid to Ameren $8.3 million in full settlement of this indemnification claim. Under the terms of the settlement, IP will retain the benefits of any successful appeal of the May 2005 ICC order with no refund obligation to Dynegy.

Federal

Hydroelectric License Renewal

In May 2005, UE, the U.S. Department of the Interior and various state agencies reached a settlement agreement which is expected to lead to the FERC’s relicensing of the Osage hydroelectric plant for another 40 years. The settlement must be approved by the FERC, which, together with the relicense, is expected by year-end 2005. The current FERC license expires on February 28, 2006.

NOTE 4 - SHORT-TERM BORROWINGS AND LIQUIDITY

Short-term borrowings have typically consisted of commercial paper issuances and drawings under committed bank credit facilities with maturities generally within 1 to 45 days.

The following table summarizes the short-term borrowing activity and relevant interest rates as of June 30, 2005 and December 31, 2004, respectively:

	Ameren(a)	UE
June 30, 2005:
Short-term borrowings at June 30, 25	$ 161	$ 138
Average daily borrowings outstanding during 2005	274	239
Weighted average interest rate during 2005	1.15%	2.55%
Peak short-term borrowings during 2005	468	424
Peak interest rate during 2005	3.52%	3.45%

	Ameren(a)	UE
December 31, 2004:
Short-term borrowings at December 31, 2004	$ 417	$ 375
Average daily borrowings outstanding during 2004	47	33
Weighted average interest rate during 2004	2.19%	1.56%
Peak short-term borrowings during 2004	419	375
Peak interest rate during 2004	2.97%	2.40%

(a)	Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations, but excludes amounts for IP prior to September 30, 2004.

In July 2005, Ameren, UE, CIPS, CILCO, Genco and IP entered into a five-year revolving credit agreement, maturing on July 14, 2010, with various lenders which provides for loans to, and letters of credit issued for, the accounts of Ameren, UE, CIPS, CILCO, Genco and IP in an amount up to $1.15 billion. The entire amount of the facility is available to Ameren; UE may directly borrow under this facility up to $500 million on a short-term 364-day basis; and CIPS, Genco, CILCO and IP may also directly borrow under this facility each up to $150 million and also on a short-term 364-day basis. The interest rates applicable under the facility are based on a Eurodollar rate plus a margin applicable to the particular borrowing company, a competitive rate bid by the lenders, or a rate equal to the higher of JPMorgan Chase Bank, N.A.’s prime rate and the sum of the federal funds effective rate plus 1/2 percent per annum, plus the margin applicable to the particular borrowing company. The credit agreement contains customary terms and conditions (see Indebtedness Provisions and Other Covenants below for financial covenant provisions). The obligations of Ameren, UE, CIPS, Genco, CILCO and IP under this facility are several and not joint. The obligations of UE, CIPS, Genco, CILCO and IP are not guaranteed by any other subsidiary. See Exhibit 10.1 to the Current Report on Form 8-K dated July 15, 2005, for the full agreement.

Also in July 2005, Ameren, as sole borrower, entered into an amended and restated credit agreement which revised its $350 million five-year revolving credit agreement dated as of July 14, 2004. The changes to this facility make the entire amount of commitments available in the form of letters of credit as well as loans, extend the maturity date to July 2010 and conform, as applicable, the affirmative and negative covenants, events of default and representations and warranties to the July 2005 $1.15 billion revolving credit agreement discussed above. See Exhibit 10.2 to the Current Report on Form 8-K, dated July 15, 2005, for the full amended and restated credit agreement.

Upon execution of the new $1.15 billion credit agreement, Ameren terminated its $235 million amended and restated three-year revolving credit agreement, dated as of September 21, 2004, and its $350 million three-year revolving credit agreement dated as of July 14, 2004. In addition, this agreement replaced UE’s bilateral credit agreements in an aggregate amount of $153.5 million, CIPS’ bilateral credit agreements in an aggregate amount of $15 million, CILCO’s bilateral credit agreements in an aggregate amount of $60 million and a bilateral credit agreement of EEI in the amount of $25 million. The Ameren Companies will use the proceeds of any borrowings under this facility to repay any amounts outstanding under these terminated or replaced credit agreements and for general corporate purposes, including for working capital, commercial paper liquidity support and to fund loans under the money pool arrangements. After giving effect to these changes, Ameren currently has $1.5 billion of committed credit facilities consisting of two facilities each maturing in July 2010.

At June 30, 2005, certain of the Ameren Companies had committed bank credit facilities totaling $1 billion, $868 million of which was available for use, subject to applicable regulatory short-term borrowing authorizations, by UE, CIPS, CILCO, IP and Ameren Services through a utility money pool arrangement. All of the $868 million was available for use, subject to applicable regulatory short-term borrowing authorizations, by Ameren directly, by CILCORP through direct short-term borrowings from Ameren, and by most of the non-rate-regulated subsidiaries including, but not limited to, Resources Company, Genco, Marketing Company, AFS, AERG and Ameren Energy, through a non-state-regulated subsidiary money pool agreement. The committed bank credit facilities are used to support our commercial paper programs under which $139 million was outstanding for Ameren and UE at June 30, 2005 (December 31, 2004 - $375 million). Access to credit facilities for the Ameren Companies is subject to reduction based on use by affiliates.

Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained between rate-regulated and non-rate-regulated entities. Ameren Services is responsible for operation and administration of the money pool agreements. See Note 8 - Related Party Transactions for a detailed explanation of these money pool arrangements.

In July 2005, CILCO redeemed 11,000 shares of its 5.85% Class A preferred stock at a redemption price of $100 per share plus accrued and unpaid dividends. The redemption satisfied CILCO’s mandatory sinking fund redemption requirement for this series of preferred stock for 2005.

In April 2005, EEI renewed a $20 million bank credit facility, which was scheduled to mature in the second quarter of 2005. The credit facility will now expire in the second quarter of 2006.

Ameren and UE are authorized by the SEC under the PUHCA to have an aggregate of up to $1.5 billion and $1 billion, respectively, of short-term unsecured debt instruments outstanding at any time. The aggregate amount of short-term borrowings outstanding at any time at IP may not exceed $500 million pursuant to authorizations from the ICC and the SEC under the PUHCA. In addition, CIPS, CILCORP and CILCO have the PUHCA authority to have an aggregate of up to $250 million each of short-term unsecured debt instruments outstanding at any time. Genco is authorized by the FERC to have up to $300 million of short-term debt outstanding at any time.

Borrowings under Ameren’s non-state-regulated subsidiary money pool agreement by Genco, Development Company and Medina Valley, each an exempt wholesale generator, are considered investments for purposes of the SEC’s 50% aggregate investment limitation under the PUHCA. Based on Ameren’s aggregate investment in these exempt wholesale generators as of June 30, 2005, the maximum permissible borrowings under Ameren’s non-state-regulated subsidiary money pool pursuant to this limitation for these entities totaled $525 million.

Indebtedness Provisions and Other Covenants

Certain of the Ameren Companies’ bank credit agreements contain provisions which, among other things, place restrictions on the ability to incur liens, sell assets, and merge with other entities. The $1.15 billion July 2005 revolving credit agreement discussed above also contains a provision that limits Ameren’s, UE’s, CIPS’, Genco’s and IP’s total indebtedness to 65% of total capitalization and CILCO’s total indebtedness to 60% of total capitalization pursuant to a calculation set forth in the agreement. The $350 million July 2005 amended and restated credit agreement contains a similar provision only with respect to Ameren. Exceeding these debt levels would result in a default under the credit agreements. As of June 30, 2005, the ratio of total indebtedness to total capitalization (calculated in accordance with this provision) for Ameren, UE, CIPS, Genco, CILCO and IP was 46%, 47%, 42%, 52%, 29% and 44%, respectively (December 31, 2004 - Ameren 50%, UE 44%, CIPS 53%, CILCO ---43%, not applicable for Genco or IP). In addition, these credit agreements contain indebtedness cross-default provisions that could trigger a default under these facilities in the event that any of Ameren’s subsidiaries (subject to the definition in the underlying credit agreements), other than certain project finance subsidiaries, defaults in indebtedness in excess of $50 million. The credit agreements also require us to meet minimum ERISA funding rules.

None of the Ameren Companies’ credit agreements or financing arrangements contains credit rating triggers. One of EEI’s credit agreements contains a credit rating trigger under which a default can occur in the event any of the credit ratings of EEI’s sponsors (UE, CIPS and Kentucky Utilities Company) fall below Baa3 or BBB- by Moody’s and S&P, respectively, and the sponsors do not cover a payment default. At June 30, 2005, the Ameren Companies and EEI were in compliance with their credit agreement provisions and covenants.

NOTE 5 - LONG-TERM DEBT AND EQUITY FINANCINGS

Ameren

Under DRPlus, pursuant to an effective SEC Form S-3 registration statement, and under our 401(k) plans, pursuant to effective SEC Form S-8 registration statements, Ameren issued a total of 1.2 million new shares of common stock in the first six months of 2005 valued at $57 million.

In March 2002, Ameren issued $345 million of adjustable conversion-rate equity security units consisting of $345 million of senior unsecured notes due 2007 and stock purchase contracts. In February 2005, the annual interest rate on these senior unsecured notes was reset to 4.263% through a remarketing process in accordance with and as required by the original terms of the related financing agreements. The proceeds from remarketing the senior unsecured notes were used by the holders of the equity security units to purchase treasury securities to secure their obligations to purchase Ameren common stock on May 15, 2005, pursuant to the stock purchase contracts. Ameren did not receive any proceeds as part of the remarketing. In the remarketing, Ameren purchased $95 million in principal amount of the senior unsecured notes, which were subsequently retired. In May 2005, settlement of the stock purchase contracts resulted in Ameren issuing 7.4 million shares of common stock in exchange for $345 million of proceeds. The adjustable conversion-rate equity security units ceased trading on the New York Stock Exchange before the opening of the market on May 16, 2005.

UE

In July 2005, UE issued, pursuant to its effective September 2003 SEC Form S-3 shelf registration statement, $300 million of 5.30% senior secured notes due August 1, 2037, with interest payable semi-annually on February 1 and August 1 of each year beginning in February 2006. UE received net proceeds of $296 million which were used to repay short-term debt.

In January 2005, UE issued, pursuant to its effective September 2003 SEC Form S-3 shelf registration statement, $85 million of 5.00% senior secured notes due February 1, 2020, with interest payable semi-annually on February 1 and

August 1 of each year beginning in August 2005. UE received net proceeds of $83 million, which were used to repay short-term debt incurred to fund the December 2004 maturity of UE’s $85 million 7.375% first mortgage bonds.

CIPS

In June 2005, $20 million of CIPS’ 6.49% first mortgage bonds matured and were retired.

CILCORP

In May 2005, CILCORP repurchased $5 million in principal amount of its 8.70% senior notes due 2009.

In conjunction with Ameren’s acquisition of CILCORP in January 2003, CILCORP’s long-term debt was recorded at fair value. Amortization related to these fair value adjustments was $2 million (2004 - $2 million) and $4 million (2004 - $4 million) for the three months and six months ended June 30, 2005, respectively, and was included as a reduction to Interest Charges.

IP

In conjunction with Ameren’s acquisition of IP in September 2004, IP’s long-term debt was recorded at fair value. Amortization related to fair value adjustments was $4 million (2004 - less than $1 million) and $9 million (2004 - less than $1 million) for the three months and six months ended June 30, 2005, respectively, and was included as a reduction to Interest Charges.

Indenture Provisions and Other Covenants

The information below represents a summary of the Ameren Companies compliance with indenture provisions and other covenants. See Note 6 - Long-term Debt and Equity Financings in the Ameren Companies combined Annual Report on Form 10-K for the year ended December 31, 2004, for a detailed description of these provisions.

UE’s, CIPS’, CILCO’s and IP’s indenture provisions and articles of incorporation include covenants and provisions related to the issuances of first mortgage bonds and preferred stock. The following table includes the earnings coverage ratio for interest charges and preferred dividends and bonds and preferred stock issuable for the 12 months ended June 30, 2005, at an assumed interest and dividend rate of 7%.

	Interest Coverage Ratio	Bonds Issuable(a)	Dividend Coverage Ratio	Preferred Stock Issuable
UE	7.8	$ 3,781	66.4	$ 2,169
CIPS	3.2	161	2.0	148
CILCO	10.1	635	24.3	252
IP	4.4	885	2.07	406

(a)	Amount of bonds issuable based on meeting required coverable ratios.

In addition, as of June 30, 2005, UE had $31 million of total retained earnings restricted against payment of common dividends, except those dividends payable in common stock.

Genco’s and CILCORP’s indentures include provisions which require the companies maintain certain debt service coverage and debt to capital ratios in order for the companies to pay dividends, make certain principal or interest payments, make certain loans to affiliates, or to incur additional indebtedness. The following table summarizes these ratios for the 12 months ended June 30, 2005:

	Required Interest Coverage Ratio	Actual Interest Coverage Ratio	Required Debt to Capital Ratio	Actual Debt to Capital Ratio
Genco (a)	1.75	5.5	60%	51%
CILCORP(b)	2.2	2.7	67%	52%

(a)
Interest coverage ratio relates to covenants regarding certain dividend, principal and interest payments on certain subordinated intercompany borrowings. The debt to capital ratio relates to a debt incurrence covenant, which also requires an interest coverage ratio of 2.5.

(b)	CILCORP must maintain the required interest coverage ratio and debt to capital ratio in order to make any payment of dividends or intercompany loans to affiliates other than to its direct or indirect subsidiaries.

The ability for the Ameren Companies to issue securities in the future will depend on such tests at that time.

Off-Balance Sheet Arrangements

At June 30, 2005, none of the Ameren Companies had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance sheet financing arrangements in the near future.

NOTE 6 - OTHER INCOME AND DEDUCTIONS

The following table presents Other Income and Deductions for each of the Ameren Companies for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months		Six Months
	2005	2004	2005	2004
Ameren:(a)
Miscellaneous income:
Interest and dividend income	$1	$3	$2	$5
Allowance for equity funds used during construction	3	1	7	4
Other	2	-	4	3
Total miscellaneous income	$6	$4	$13	$12
Miscellaneous expense:
Minority interest in subsidiary	$-	$(2)	$(1)	$(3)
Loss on disposition of property	(2)	-	(2)	-
Other	(7)	(2)	(7)	(2)
Total miscellaneous expense	$(9)	$(4)	$(10)	$(5)
UE:
Miscellaneous income:
Interest and dividend income	$-	$1	$-	$2
Equity in earnings of subsidiary	1	2	2	3
Allowance for equity funds used during construction	1	1	6	4
Other	1	-	3	-
Total miscellaneous income	$3	$4	$11	$9
Miscellaneous expense:
Other	$(2)	$(4)	$(4)	$(5)
Total miscellaneous expense	$(2)	$(4)	$(4)	$(5)
CIPS:
Miscellaneous income:
Interest and dividend income	$4	$6	$9	$13
Total miscellaneous income	$4	$6	$9	$13
Miscellaneous expense:
Other	$(4)	$(1)	$(4)	$(1)
Total miscellaneous expense	$(4)	$(1)	$(4)	$(1)
Genco:
Miscellaneous income:
Other	$1	$-	$1	$-
Total miscellaneous income	$1	$-	$1	$-
Miscellaneous expense:
Other	$-	$-	$-	$(1)
Total miscellaneous expense	$-	$-	$-	$(1)
CILCORP:
Miscellaneous expense:
Other	$(3)	$(1)	$(5)	$(2)
Total miscellaneous expense	$(3)	$(1)	$(5)	$(2)
CILCO:
Miscellaneous expense:
Other	$(2)	$(2)	$(3)	$(3)
Total miscellaneous expense	$(2)	$(2)	$(3)	$(3)
IP:(b)
Miscellaneous income:
Interest and dividend income	$1	$2	$2	$2
Tilton Lease	-	3	-	7
Allowance for equity funds used during construction	1	-	1	-
Gain on disposition of property	-	1	-	1
Other	-	1	1	2
Total miscellaneous income	$2	$7	$4	$12
Miscellaneous expense:
Other	$(1)	$(1)	$(1)	$(1)
Total miscellaneous expense	$(1)	$(1)	$(1)	$(1)

(a) Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations, but excludes 2004 amounts for IP.
(b) 2004 amounts represent predecessor information.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents balances in certain accounts for cash flow hedges as of June 30, 2005:

	Ameren(a)	UE	CIPS	Genco	CILCORP	CILCO	IP
2005:
Balance Sheet:
Other assets	$66	$9	$16	$-	$33	$33	$5
Other deferred credits and liabilities	25	15	4	1	2	2	2
Accumulated OCI:
Power forwards(b)	(1)	-	-	(1)	-	-	-
Interest rate swaps(c)	4	-	-	4	-	-	-
Gas swaps and futures contracts(d)	50	8	11	-	29	29	3

(a)	Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations.
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

The pretax net gain or loss on power forward derivative instruments is included in Operating Revenues - Electric or Operating Expenses - Fuel and Purchased Power at Ameren, UE and Genco. This represents the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, and the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, resulting in a less than $1 million loss for Ameren and Genco for the three months ended June 30, 2005 (2004 - $2 million gain for Ameren and a $1 million gain for UE and Genco) and a less than $1 million gain for Ameren and Genco and a less than $1 million loss for UE for the six months ended June 30, 2005 (2004 - $2 million gain for Ameren and a $1 million gain for UE and Genco).

Other Derivatives

The following table represents the net change in market value of option transactions, which are used to manage our positions in SO2 emission allowances and coal. Certain of these transactions are treated as nonhedge transactions under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The net change in the market value of SO2 options is recorded in Operating Revenues - Electric, while the net change in the market value of coal options is recorded as Operating Expenses - Fuel and Purchased Power.

	Three Months		Six Months
Gains (Losses)(a)	2005	2004	2005	2004
SO2 options:
Ameren(b)	$ (c)	$ (1)	$ (6)	$ (2)
UE	$ (c)	$ (4)	$ (1)	$ (7)
Genco	$ -	$ 3	$ (5)	$ 5

(a)	Coal option gains and losses were less than $1 million for all periods shown above.
(b)	Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations, but excludes 2004 amounts for IP.
(c)	Less than $1 million.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Ameren Companies have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between affiliates are reported as intercompany transactions on their financial statements, but are eliminated in consolidation for Ameren’s financial statements. For a discussion of our material related party agreements, see Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies’ combined Form 10-K for the fiscal year ended December 31, 2004. Below are updates to several of these related party transactions as well as additional related party transactions.

Electric Power Supply Agreements

The following table presents the amount of gigawatthour sales under related party electric power supply agreements.

	Three Months		Six Months
	2005	2004	2005	2004
Genco sales to Marketing Company	5,196	4,544	10,096	9,465
Marketing Company sales to CIPS	2,497	1,794	4,553	3,737
EEI sales to UE	744	830	1,441	1,646
EEI sales to CIPS	371	414	943	822
EEI sales to IP	381	438	794	868

Joint Dispatch Agreement

UE and Genco jointly dispatch electric generation under an agreement among UE, Genco and CIPS. Each affiliate has the option to serve its load requirements from its own generation first and then each allows access to any available remaining generation to its affiliate at incremental cost. Any excess generation not used by UE or Genco to serve load requirements is sold to third parties through Ameren Energy, serving as each affiliate’s agent. These third party sales margins are allocated between UE and Genco using the ratio of each company’s load requirements to the companies’ combined load regardless of which company sourced the power. To allocate power costs between UE and Genco, an intercompany sale is recorded, at cost, by the company sourcing the power to the other company. Ameren Energy also acts as agent on behalf of UE and Genco to purchase power when they require it. The joint dispatch agreement can be terminated by either party upon one year’s notice.

Due to the MoPSC order approving the Illinois service territory transfer or future regulatory proceedings, there could be changes to the agreement between UE and Genco to jointly dispatch electric generation or changes to the effect of that agreement on revenues and/or electric margins. Such changes could affect the pricing or availability of power transferred between Genco and UE. Based on operating performance for the past year, such changes would likely result in a transfer of electric margins from Genco to UE. The ultimate impact of any modifications to the joint dispatch agreement will be determined by future native load demand, the availability of electric generation from UE and Genco and market prices, among other things, but such impact could be material. Ameren’s earnings could be affected if electric rates for UE are adjusted by the MoPSC to reflect the provisions of the MoPSC order approving the service territory transfer and/or other changes to the joint dispatch agreement. See Note 3 - Rate and Regulatory Matters to our financial statements in Part 1, Item 1 of this report for a discussion of modifications to the joint dispatch agreement ordered by the MoPSC.

The following table presents the amount of gigawatthour sales under the joint dispatch agreement.

	Three Months		Six Months
	2005	2004	2005	2004
Joint Dispatch Agreement
UE sales to Genco	3,814	1,799	6,763	3,983
Genco sales to UE	1,219	625	1,816	1,293

Money Pools

Utility

Through the utility money pool, the pool participants can access any committed credit facilities at Ameren and excess cash at Ameren, UE, CIPS, CILCO and IP. See Note 4 - Short-term Borrowings and Liquidity for amounts available under credit facilities. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings by their affiliates, but increased to the extent the pool participants have surplus funds or other external sources are used to increase the available amounts. The average interest rate for borrowing under the utility money pool for the three months ended June 30, 2005 was 3.0% (2004 - 1.0%) and for the six months ended June 30, 2005 was 2.7% (2004 - 1.0%) .

Non-state-regulated subsidiaries

Through the non-state-regulated subsidiary money pool, pool participants can access committed credit facilities at Ameren and excess cash at Ameren, Genco and other pool participants. See Note 4 - Short-term Borrowings and Liquidity for amounts available under credit facilities. The average interest rate for borrowing under the non-state-regulated subsidiary money pool for the three months ended June 30, 2005 was 5.5% (2004 - 8.8%) and for the six months ended June 30, 2005 was 6.9% (2004 - 8.8%).

CILCORP has been granted authority by the SEC under the PUHCA to borrow up to $250 million directly from Ameren in a separate arrangement unrelated to the money pools. At June 30, 2005, CILCORP had notes payable under this agreement of $94 million. The interest rate under this agreement is the same as the non-state-regulated subsidiary money pool.

Intercompany Promissory Notes

On May 1, 2005, Genco and CIPS amended certain terms of its subordinated note payable to CIPS by issuing to CIPS an amended and restated subordinated promissory note in the principal amount of approximately $249 million with an interest rate of 7.125% per annum, a 5-year amortization schedule and a maturity date of May 1, 2010. As of June 30, 2005, $197 million was outstanding under this note.

Also on May 1, 2005, the remaining principal balance under Genco’s note payable to Ameren of $34 million was repaid.

On May 2, 2005, CIPS issued to UE a subordinated promissory note in the principal amount of approximately $67 million as consideration for 50% of UE’s Illinois-based utility assets transferred to CIPS on that date. The note bears interest at 4.70% per annum and has a 10-year amortization schedule and a maturity date of May 2, 2010. See Note 3 - Rate and Regulatory Matters for a discussion of this intercompany transfer.

Intercompany Transfer of Illinois Service Territory and Electric Generating Facilities

See Note 3 - Rate and Regulatory Matters for a discussion of the related party transactions engaged in with respect to the intercompany transfer of UE’s Illinois service territory and Genco’s electric generating facilities.

On June 22, 2005, UE purchased an uninstalled 117 megawatt CT and related vendor contract rights from

Development Company for an estimated market price of approximately $25 million. Also on that date, UE purchased wet compression upgrade equipment for this CT and related vendor contract rights from Resources Company for an estimated market price of approximately $1.5 million. UE is constructing these facilities at Venice, Illinois.

Summary of Related Party Transactions

The following tables present the impact of related party transactions on the Ameren Companies’ statements of income based primarily on the transactions discussed above and in Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies’ combined Form 10-K for the fiscal year ended December 31, 2004.

UE

	Three Months					Six Months
Consolidated Statement of Income	2005			2004		2005			2004
Operating revenues from affiliates:
Power supply agreement with EEI	$	(a	)	$2		$	(a	)	$2
Joint dispatch agreement with Genco		56		28			97		58
Share of joint dispatch agreement interchange sales		74		42			129		95
Gas transportation agreement with Genco		(a	)	(a	)		(a	)	(a	)
Total operating revenues		$130		$72			$226		$155
Fuel and purchased power expenses from affiliates:
Power supply agreements:
EEI		$16		$17			$30		$33
Marketing Company		2		3			4		5
Joint dispatch agreement with Genco		21		12			31		24
Total fuel and purchased power expenses		$39		$32			$65		$62
Other operating expenses:
Support service agreements:
Ameren Services		$40		$38			$81		$76
Ameren Energy		1		4			2		7
AFS		1		1			2		2
Total other operating expenses		$42		$43			$85		$85
Interest expense:
Borrowings from money pool		$2		$1			$2		$1

(a)	Less than $1 million.

CIPS

	Three Months				Six Months
Statement of Income	2005		2004		2005		2004
Operating revenues from affiliates:
Power supply agreements:
Marketing Company	$8		$8		$17		$16
Total operating revenues	$8		$8		$17		$16
Fuel and purchased power expenses from affiliates:
Power supply agreements:
Marketing Company	$94		$71		$170		$143
EEI	8		8		17		16
Total fuel and purchased power expenses	$102		$79		$187		$159
Other operating expenses:
Support service agreements:
Ameren Services	$11		$12		$22		$24
AFS	1		-		1		-
Total other operating expenses	$12		$12		$23		$24
Interest income:
Note receivable from Genco	$4		$6		$8		$13
Borrowings (advances) related to money pool	(a	)	(a	)	(a	)	(a	)

(a)	Less than $1 million.

Genco

	Three Months				Six Months
Consolidated Statement of Income	2005		2004		2005		2004
Operating revenues from affiliates:
Power supply agreements:
Marketing Company	$195		$168		$374		$341
EEI	(a	)	1		(a	)	1
Joint dispatch agreement with UE	21		12		31		24
Share of joint dispatch agreement interchange sales	46		22		78		49
Operating lease with Development Company	3		2		5		5
Total operating revenues	$265		$205		$488		$420
Fuel and purchased power expenses from affiliates:
Joint dispatch agreement with UE	$56		$28		$97		$58
Power purchase agreement with Marketing Company	(a	)	(a	)	2		(a	)
Gas transportation agreement with UE	(a	)	(a	)	(a	)	(a	)
Total fuel and purchased power expenses	$56		$28		$99		$58
Other operating expenses:
Support service agreements:
Ameren Services	$5		$4		$10		$8
Ameren Energy	(a	)	3		1		4
AFS	(a	)	1		1		1
Total other operating expenses	$5		$8		$12		$13
Interest expense:
Borrowings from money pool	$1		$3		$3		$6
Note payable to CIPS	4		6		8		13
Note payable to Ameren	(a	)	(a	)	1		1

(a)	Less than $1 million.

CILCORP

	Three Months			Six Months
Consolidated Statement of Income	2005		2004	2005	2004
Operating revenues from affiliates:
Power supply agreements:
Bilateral supply agreement with Marketing Company	$6		$9	$21	$19
Total operating revenues	$6		$9	$21	$19
Fuel and purchased power expenses from affiliates:
Executory tolling agreement with Medina Valley	$8		$7	$18	$17
Bilateral supply agreement with Marketing Company	4		5	7	9
Total fuel and purchased power expenses	$12		$12	$25	$26
Other operating expenses:
Support services agreements:
Ameren Services	$9		$12	$21	$25
AFS	(a	)	1	1	1
Total other operating expenses	$9		$13	$22	$26
Interest expense:
Note payable to Ameren	$1		$1	$3	$2
Borrowings from money pool	1		1	2	2

(a)	Less than $1 million.

CILCO

	Three Months		Six Months
Consolidated Statement of Income	2005	2004	2005	2004
Operating revenues from affiliates:
Power supply agreements:
Bilateral supply agreement with Marketing Company	$6	$9	$21	$19
Total operating revenues	$6	$9	$21	$19
Fuel and purchased power expenses from affiliates:
Executory tolling agreement with Medina Valley	$8	$7	$18	$17
Bilateral supply agreement with Marketing Company	4	5	7	9
Total fuel and purchased power expenses	$12	$12	$25	$26

	Three Months				Six Months
Consolidated Statement of Income	2005		2004		2005	2004
Other operating expenses:
Support services agreements:
Ameren Services	$9		$12		$21	$24
AFS	(a	)	(a	)	1	(a	)
Total other operating expenses	$9		$12		$22	$24
Interest expense:
Borrowings from money pool	$1		$1		$2	$2

(a)	Less than $1 million.

IP

	Three Months			Six Months
Consolidated Statement of Income	2005	2004(a)		2005	2004(a)
Operating revenues from affiliates and former affiliates:
Retail electricity sales to DMG	$-	$1		$-	$1
Retail natural gas sales to DMG	-	1		-	3
Transmission sales to DYPM	-	3		-	7
Interconnection transmission with DYPM	-	1		-	1
Interest income from former affiliates	-	43		-	85
Total operating revenues	$-	$49		$-	$97
Fuel and purchased power expenses from affiliates and former affiliates:
Power supply agreements:
DMG	$-	$108		$-	$232
EEI	13	7		27	15
Gas purchased from Dynegy	-	(b	)	-	6
Total fuel and purchased power expenses	$13	$115		$27	$253
Other operating expenses:
Support services agreements:
Ameren Services	$22	$-		$22	$-
AFS	1	-		1	-
Services and facilities agreement - Dynegy	-	5		-	8
Total other operating expenses	$23	$5		$23	$8
Interest expense (income):
Interest expense for IP SPT	$3	$6		$6	$12
Interest expense on Tilton lease	-	4		-	8
Interest income on Tilton lease	-	(4)		-	(8)
Advances to money pool	(1)	-		(2)	-

(a)	Represents predecessor information.
(b)	Less than $1 million

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Reference is made to Note 1 - Summary of Significant Accounting Policies, Note 3 - Rate and Regulatory Matters, Note 14 - Related Party Transactions and Note 15 - Commitments and Contingencies under Part II, Item 8 of the Ameren Companies’ combined Form 10-K for the fiscal year ended December 31, 2004.

Callaway Nuclear Plant

The following table presents insurance coverage at UE’s Callaway nuclear plant at June 30, 2005:

The following table presents insurance coverage at UE’s Callaway nuclear plant at June 30, 2005:

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability:
American Nuclear Insurers	$300		$-
Pool participation	10,461		101	(a)
	$10,761	(b)	$101
Nuclear worker liability:
American Nuclear Insurers	$300	(c)	$4
Property damage:
Nuclear Electric Insurance Ltd.	$2,750	(d)	$21
Replacement power:
Nuclear Electric Insurance Ltd.	$490	(e)	$7

(a)
Retrospective premium under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended (Price-Anderson). This is subject to retrospective assessment with respect to loss from an incident at any U.S. reactor, payable at $10 million per year. Renewal of Price-Anderson was part of the Energy Policy Act of 2005, which was signed by President Bush in August 2005. Under the 2005 Act, the retrospective assessment with respect to loss from a nuclear incident at any U.S. reactor was increased to $15 million per year.

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

If losses from a nuclear incident at the Callaway nuclear plant exceed the limits of, or are not subject to, insurance, or if coverage is unavailable, UE self-insures the risk. If a serious nuclear incident occurred, it could have a material but indeterminable adverse effect on our results of operations, financial position, or liquidity.

Other Obligations

To supply a portion of the fuel requirements of our generating plants, we have entered into various long-term commitments for the procurement of coal, natural gas and nuclear fuel. In addition, we have entered into various long-term commitments for the purchase of electricity. For a complete listing of our obligations and commitments, see Contractual Obligations under Part II, Item 7 and Note 15 - Commitments and Contingencies under Part II, Item 8 of the Ameren Companies’ combined Form 10-K for the fiscal year ended December 31, 2004.

As of June 30, 2005, the commitments for the procurement of coal have increased from amounts previously disclosed as of December 31, 2004. The following table presents the total estimated coal purchase commitments at June 30, 2005:

	2005	2006	2007	2008	2009	Thereafter(a)
Ameren(b)	$760	$747	$699	$636	$382	$114
UE	389	372	368	293	155	57
Genco	206	206	182	222	160	31
CILCORP	81	84	65	53	29	11
CILCO	81	84	65	53	29	11

(a)	Commitments for coal are until 2010.
(b)	Includes amounts for Registrant and non-Registrant Ameren subsidiaries and intercompany eliminations.

As of June 30, 2005, the commitments for the procurement of natural gas have increased from amounts previously disclosed as of December 31, 2004. The following table presents the total estimated natural gas purchase commitments at June 30, 2005:

	2005	2006	2007	2008	2009	Thereafter(a)
Ameren(b)	$478	$403	$218	$129	$51	$22
UE	77	56	21	12	4	8
CIPS	81	79	53	40	25	-
Genco	18	19	19	14	2	3
CILCORP	156	136	64	50	16	-
CILCO	156	136	64	50	16	-
IP	126	103	60	12	4	11

(a)	Commitments for natural gas are until 2014.
(b)	Includes amounts for Registrant and non-Registrant Ameren subsidiaries and intercompany eliminations.

Environmental Matters

We are subject to various environmental regulations by federal, state and local authorities. From the beginning phases of siting and development to the ongoing operation of existing or new electric generating, transmission and distribution facilities, and natural gas storage plants, transmission and distribution facilities, our activities involve compliance with diverse laws and regulations. These address noise, emissions, and impacts to air and water, protected and cultural resources (such as wetlands, endangered species, and archeological/historical resources), and chemical and waste handling. Our activities often require complex and often lengthy processes as we obtain approvals, permits or licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operations, as required. The more significant matters are discussed below.

Clean Air Act

In March 2005, the EPA issued its final regulations with respect to SO2 and NOx emissions (the Clean Air Interstate Rule) and mercury emissions from coal-fired power plants. The new regulations will require significant additional reductions in these emissions from UE, Genco and CILCO power plants in phases, beginning in 2010. The following table presents preliminary estimated capital costs based on current available technology to comply with the Clean Air Interstate Rule and mercury rules:

	2005	2006 - 2009	2010 - 2015	Total
Ameren	$50	$510 - $ 1,360	$355 - $1,130	$1,400 - $1,900
UE	20	160 - 880	175 - 880	840 - 1,140
Genco	10	250 - 340	140 - 200	400 - 550
CILCO	20	100 - 140	40 - 50	160 - 210

Each state has 18 months, or until the fall of 2006, to develop state regulation implementing the Clean Air Interstate Rule and mercury rules. While the federal rules mandate a specific emissions cap for SO2, NOx and mercury emissions by state from utility boilers, the states have considerable flexibility in allocating emission allowances to individual utility boilers. In addition, a state may choose to hold back certain emission allowances for growth or other reasons, and may implement a more stringent program than required by the federal rule. The costs reflected in the above table assume each Ameren generating unit will be allocated allowances based on the model “cap and trade” rule guidelines issued by the EPA. Should either Missouri or Illinois decide to develop alternative allowance allocations for utility units, the cost impact could be material. At this time, we are unable to determine the impact such a state decision would have on our results of operations, financial position, or liquidity.

Emission Credits

As of June 30, 2005, UE, Genco, CILCO, and EEI held 1.57 million, 0.52 million, 0.27 million, and 0.29 million tons, respectively, of SO2 emission allowances with vintages from 2005 to 2012. Each company possesses additional allowances for use in periods beyond 2012. As of June 30, 2005, UE, Genco, CILCO and EEI Illinois facilities held 289, 17,446, 4,266 and 5,490 tons, respectively, of NOX emission allowances with vintages from 2004 to 2007. The Illinois Environmental Protection Agency (the Illinois EPA) is still determining some NOx emission allowance allocations for this period and 2008. UE, Genco, CILCO and EEI expect to use a substantial portion of the SO2 and NOx allowances for ongoing operations. Allocations of NOx emission allowances for Missouri facilities are pending the finalization of rules by Missouri regulators. New environmental regulations, including the Clean Air Interstate Rule, the timing of the installation of pollution control equipment, and level of operations will have a significant impact on the amount of allowances actually required for ongoing operations.

New Source Review

The EPA has been conducting an enforcement initiative in an effort to determine whether modifications at a number of coal-fired power plants owned by electric utilities in the U.S. are subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The EPA’s inquiries focus on whether the best available emission control technology was or should have been used at such power plants when major maintenance or capital improvements were made.

IP and DMG had been the subject of a Notice of Violation from the EPA and a complaint filed in 1999 by the United States in the U.S. District Court for the Southern District of Illinois alleging violations of the Clean Air Act and certain related federal and Illinois regulations in connection with certain equipment repairs, replacements, and maintenance activities at the three Baldwin Power Station generating units, currently owned by DMG and formerly owned by IP.

In May 2005, the court approved a comprehensive settlement among DMG, the EPA, the U.S. and other intervening parties that resolved this litigation. The settlement agreement is set forth in a consent decree and resolves all claims in the litigation as well as similar claims that may have been brought with respect to other generation facilities owned by DMG and formerly owned by IP. This consent decree relieves IP of any civil liability under the Clean Air Act and related federal and Illinois regulations with respect to IP’s former ownership of the Baldwin Power Station and other generation assets now owned by DMG.

In April 2005, Genco received a request from the EPA for information pursuant to Section 114(a) of the Clean Air Act seeking detailed operating and maintenance history data with respect to its Meredosia, Hutsonville, Coffeen and Newton facilities, EEI’s Joppa facility and AERG’s E.D. Edwards and Duck Creek facilities. All of these facilities are coal-fired power plants. The information request requires Genco to provide responses to specific EPA questions regarding certain projects and maintenance activities in order to determine compliance with certain Illinois air pollution and emissions rules and with the New Source Performance Standard requirements of the Clean Air Act. Genco is complying with this information request, but cannot predict the outcome of this matter at this time.

Remediation

We are involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site. UE, CIPS, CILCO and IP have each been identified by the federal or state governments as a potentially responsible party at several contaminated sites. Several of these sites involve facilities that were transferred by CIPS to Genco in May 2000 and were transferred by CILCO to AERG in October 2003. As part of each transfer, CIPS or CILCO has contractually agreed to indemnify Genco or AERG for remediation costs associated with pre-existing environmental contamination at the transferred sites.

As of June 30, 2005, CIPS, CILCO, and IP owned or were otherwise responsible for 14, four, and 25 former MGP sites, respectively, in Illinois. All of these sites are in various stages of investigation, evaluation and remediation. Under its current schedule, Ameren anticipates that remediation at these sites should be completed by 2015. The ICC permits each company to recover remediation and litigation costs associated with their former MGP sites located in Illinois from their Illinois electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred; costs are subject to annual reconciliation review by the ICC. As of June 30, 2005, CIPS, CILCO, and IP had recorded liabilities of $24 million, $4 million, and $64 million, respectively, to represent estimated minimum obligations, which are expected to be recovered through the riders. On May 2, 2005, as a part of its Illinois utility service territory transfer, UE transferred its one Illinois-based former MGP site to CIPS. In connection with the transfer, CIPS succeeded to UE’s ICC-approved environmental adjustment rate rider, which permits CIPS to recover remediation and litigation costs associated with UE’s former MGP site from UE’s transferred Illinois electric and natural gas utility customers. For a discussion of the Illinois service territory transfer, see Note 3 - Rate and Regulatory Matters in this report.

In addition, UE owns or is otherwise responsible for 10 MGP sites in Missouri and one in Iowa. UE does not have in effect in Missouri a rate rider mechanism, which permits remediation costs associated with MGP sites to be recovered from utility customers. UE does not have any retail utility operations in Iowa. Because of the unknown and unique characteristics of each site (such as amount and type of residues present, physical characteristics of the site and the environmental risk), and uncertain regulatory requirements, we are not able to determine the maximum liability for the remediation of these sites. As of June 30, 2005, UE had recorded $16 million to represent its estimated minimum obligation. At this time, we are unable to determine what portion of these costs, if any, will be eligible for recovery from insurance carriers.

In June 2000, the EPA notified UE and numerous other companies that former landfills and lagoons in Sauget, Illinois, may contain soil and groundwater contamination. These sites are known as Sauget Area 2. From approximately 1926 until 1976, UE operated a power generating facility adjacent to Sauget Area 2 and currently owns a parcel of property that is used as a landfill. Under the terms of an Administrative Order and Consent, UE has joined with other potentially responsible parties to evaluate the extent of potential contamination with respect to Sauget Area 2.

In October 2002, UE was included in a Unilateral Administrative Order list of potentially liable parties for groundwater contamination for a portion of the Sauget Area 2 site. The Unilateral Administrative Order encompasses the groundwater contamination releasing to the Mississippi River adjacent to Monsanto Chemical Company’s (now known as Solutia) former chemical waste landfill and the resulting impact area in the Mississippi River. UE was asked to participate in response activities that involve the installation of a barrier wall around a chemical waste site with three recovery wells to divert groundwater flow. The projected cost for this remedy method is $26 million. In November 2002, UE sent a letter to the EPA asserting its defenses to the Unilateral Administrative Order and requested its removal from the list of potentially responsible parties under the Unilateral Administrative Order. Solutia agreed to comply with the Unilateral Administrative Order. However, in December 2003, Solutia filed for bankruptcy protection and is now seeking to discharge its environmental liabilities. In March 2004, Pharmacia Corporation, the former parent company of Solutia, confirmed its intent to comply with the EPA’s Unilateral Administrative Order.

As the status of future remediation at Sauget Area 2 or compliance with the Unilateral Administrative Order is uncertain, we are unable to predict the ultimate impact of the Sauget Area 2 site on our results of operations, financial position, or liquidity. In December 2004, the U.S. Supreme Court, in Cooper Industries, Inc. vs. Aviall Services, Inc., limited the circumstances under which potentially responsible parties could assert cost-recovery claims against other potentially responsible parties. As a result of this ruling, UE may not be able to recover from other potentially responsible parties the costs it incurs in complying with EPA orders. Any liability or responsibility that may be imposed on UE as a result of this Sauget, Illinois environmental matter was not transferred to CIPS as a part of UE’s May 2005 Illinois utility service territory transfer discussed above and in Note 3 - Rate and Regulatory Matters.

In December of 2004, AERG submitted a comprehensive package to the Illinois EPA to address groundwater and surface water issues associated with the recycle pond, ash ponds and reservoir at the Duck Creek power plant facility. Information submitted by AERG is currently under review by the Illinois EPA. CILCORP and CILCO both have a liability of $4 million at June 30, 2005, included on their Consolidated Balance Sheets for the estimated cost of the remediation effort to treat and discharge the recycle system water in order to address these groundwater and surface water issues.

In addition, our operations or those of our predecessor companies, involve the use, disposal and, in appropriate circumstances, the cleanup of substances regulated under environmental protection laws. We are unable to determine the impact these actions may have on our results of operations, financial position, or liquidity.

Sustainable Energy Plan

In July 2005, the ICC entered a resolution affirming Governor Blagojevich’s Sustainable Energy Plan as well as an ICC Staff Report dated July 7, 2005. Within 30 days of the resolution, CIPS, CILCO and IP are expected to file documentation explaining how they intend to implement the plan. The plan calls for, among other things, a renewable portfolio standard whereby 2% of the bundled retail load should be obtained from renewable energy resources in 2007, 3% in 2008, 4% in 2009, 5% in 2010, 6% in 2011, 7% in 2012 and 8% in 2013; and an energy efficiency portfolio standard whereby there is a 10% reduction in load growth in 2007-2008; 15% in 2009-2011; 20% in 2012-2014; and 25% in 2015-2017.

Asbestos-related Litigation

Ameren, UE, CIPS, Genco, CILCO and IP have been named, along with numerous other parties, in a number of lawsuits that have been filed by certain plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The number of total defendants named in each case is significant; as many as 166 parties are named in some pending cases and as few as five in others. However, the average number of parties is 56 in the cases that were pending as of June 30, 2005.

The claims filed against Ameren, UE, CIPS, Genco, CILCO and IP allege injury from asbestos exposure during the plaintiffs’ activities at our present or former electric generating plants. Former CIPS plants are now owned by Genco, and most former CILCO plants are now owned by AERG. Most of IP’s plants were transferred to a Dynegy subsidiary prior to Ameren’s acquisition of IP. As a part of the transfer of ownership of the CIPS and CILCO generating plants, CIPS or CILCO has contractually agreed to indemnify Genco or AERG for liabilities associated with asbestos-related claims arising from activities prior to the transfer. Each lawsuit seeks unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants.

From April 1, 2005 through June 30, 2005, four additional asbestos-related lawsuits were filed against UE, CIPS, CILCO and IP, mostly in the Circuit Court of Madison County, Illinois; one lawsuit was dismissed and 13 were settled. The following table presents the status as of June 30, 2005, of the asbestos-related lawsuits that have been filed against the Ameren Companies:

		Specifically Named as Defendant
	Total(a)	Ameren	UE	CIPS	Genco	CILCO	IP
Filed	280	26	151	105	2	24	125
Settled	71	-	44	29	-	3	33
Dismissed	117	12	73	33	1	4	52
Pending	92	14	34	43	1	17	40

(a)	Addition of the numbers in the individual columns does not equal the total column because some of the lawsuits name multiple Ameren entities as defendants.

As of June 30, 2005, four asbestos-related lawsuits were pending against EEI. The general liability insurance maintained by EEI provides coverage with respect to liabilities arising from asbestos-related claims.

The Ameren Companies believe that the final disposition of these proceedings will not have a material adverse effect on their results of operations, financial position, or liquidity.

See Note 3 - Rate and Regulatory Matters - IP and EEI Acquisition under Part II, Item 8 of the Ameren Companies’ combined Form 10-K for the fiscal year ended December 31,
2004, for information on the ICC’s approval of a tariff rider through which asbestos-related litigation claims will be allowed to be recovered from IP’s electric customers, subject to certain terms, commencing in 2007.

Other Matters

Leveraged Leases

Ameren owns interests in assets that have been financed as leveraged leases. One of these leveraged leases is a $10 million investment at June 30, 2005, in an aircraft leased to Delta Air Lines. Delta Air Lines reported significant operating losses and disclosed in its Form 10-Q filing for the quarter ended March 31, 2005, that it has a transformation plan in place to achieve long-term success by aligning its cost structure with revenues. However, if Delta Air Lines continues to experience significant losses, it would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. Ameren could lose all or a portion of its investment in the Delta Air Lines lease in the event of a bankruptcy or default by Delta Air Lines or any voluntary restructuring of the lease. As of June 30, 2005, Delta Air Lines was current on its payments on this lease.

By order dated April 15, 2004, the SEC determined that certain non-utility interests and investments of CILCORP, including investments in several leveraged lease transactions held by CILCORP’s subsidiary, CIM, or CIM’s subsidiaries, are not retainable by Ameren under PUHCA standards. The non-retainable interests primarily consist of lease interests in commercial real estate properties and equipment. The April 2004 SEC Order requires that Ameren cause CIM or any subsidiary to sell or otherwise dispose of the non-retainable interests. CILCORP is actively pursuing the sale of its interest in these leverage lease transactions.

NOTE 10 - CALLAWAY NUCLEAR PLANT

Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill, or 1/10 of one cent, per nuclear-generated kilowatthour sold for future disposal of spent fuel. Pursuant to this act, UE collects one mill from its electric customers for each kilowatthour of electricity that it generates and sells from its Callaway nuclear plant. Electric utility rates charged to customers provide for recovery of such costs. The DOE is not expected to have its permanent storage facility for spent fuel available until at least 2012. UE has sufficient installed storage capacity at its Callaway nuclear plant until 2020. It has the capability for additional storage capacity through the licensed life of the plant. The delayed availability of the DOE’s disposal facility is not expected to adversely affect the continued operation of the Callaway nuclear plant through its currently licensed life.

Electric utility rates charged to customers provide for the recovery of the Callaway nuclear plant’s decommissioning costs, which include decontamination, dismantling, and site restoration costs, over an assumed 40-year life of the plant, ending with the expiration of the plant’s operating license in 2024. The Callaway nuclear plant site is assumed to be decommissioned based on immediate dismantlement method and removal from service. Ameren and UE have recorded an asset retirement obligation for the Callaway nuclear plant decommissioning costs at fair value, which represents the present value of estimated future cash outflows. See the discussion of asset retirement obligations in Note 1 - Summary of Significant Accounting Policies. Decommissioning costs are charged to cost of services used to establish electric rates for UE’s customers. These costs amounted to $7 million in each of the years 2004, 2003 and 2002. Every three years, the MoPSC requires UE to file an updated cost study for decommissioning its Callaway nuclear plant. Electric rates may be adjusted at such times to reflect changed estimates. An updated cost study is expected to be filed in September 2005. Costs collected from customers are deposited in an external trust fund to provide for the Callaway nuclear plant’s decommissioning. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the nuclear decommissioning trust fund for UE’s Callaway nuclear plant is reported in Nuclear Decommissioning Trust Fund in Ameren’s and UE’s Consolidated Balance Sheets. This amount is legally restricted. It may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund and to the regulatory asset recorded in connection with the adoption of SFAS No. 143. In connection with UE’s transfer of its Illinois electric and gas utility businesses to CIPS on May 2, 2005, the assets and liabilities related to the Illinois portion of the decommissioning trust fund are being transferred to the Missouri and the FERC jurisdictions. See Note 3 - Rate and Regulatory Matters for further information about this intercompany transfer.

NOTE 11 - STOCKHOLDERS’ EQUITY

Outstanding Shares of Common Stock

The following table reconciles the outstanding shares of Ameren common stock for the three months and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	2005	2004	2005	2004
Shares outstanding at beginning of period	195.8	182.5	195.2	162.9
Shares issued	8.0	0.8	8.6	20.4
Shares outstanding at end of period	203.8	183.3	203.8	183.3

Paid-In Capital

During the six months ended June 30, 2005, Ameren issued 1.2 million shares of common stock valued at $57 million under DRPlus and Ameren’s 401(k) plans and 7.4 million shares of common stock in exchange for proceeds of $345 million to holders of the adjustable conversion-rate equity security units offset by $5 million related to open market purchases for employee stock options and restricted stock awards. See Note 5 - Long-term Debt and Equity Financings for further information.

Other Comprehensive Income

Comprehensive income includes net income as reported on the statements of income and all other changes in common stockholders’ equity, except those resulting from transactions with common shareholders. A reconciliation of net income to comprehensive income for the three months and six months ended June 30, 2005 and 2004 is shown below for the Ameren Companies:

	Three Months		Six Months
	2005	2004	2005	2004
Ameren:(a)
Net income	$185	$118	$306	$215
Unrealized gain on derivative hedging instruments, net of taxes (benefit) of $4, $3, $10, and $3, respectively	1	6	18	6
Reclassification adjustments for (gains) included in net income, net of taxes (benefit) of $1, $1, $1, and $(1), respectively	(2)	(3)	(2)	(3)
Total comprehensive income, net of taxes	$184	$121	$322	$218
UE:
Net income	$132	$109	$189	$167
Unrealized gain (loss) on derivative hedging instruments, net of taxes of $-, $-, $2, and $1, respectively	(1)	1	3	3
Total comprehensive income, net of taxes$	$131	$110	$192	$170
CIPS:
Net income	$7	$8	$15	$18
Unrealized gain (loss) on derivative hedging instruments, net of taxes (benefit) of $(1), $1, $3, and $2, respectively	(2)	1	4	4
Reclassification adjustments for (gains) included in net income, net of taxes (benefit) of $(1), $-, $- and $-, respectively	(1)	-	(1)	(1)
Total comprehensive income, net of taxes	$4	$9	$18	$21
Genco:
Net income	$31	$17	$62	$46
Unrealized (loss) on derivative hedging instruments, net of taxes (benefit) of $-, $-, $-, and $(1), respectively	-	-	(1)	(1)
Reclassification adjustments for (gains) included in net income, net of taxes of $-, $-, $-, and $-, respectively	-	(1)	-	(1)
Total comprehensive income, net of taxes	$31	$16	$61	$44
CILCORP:
Net income (loss)	$2	$(4)	$11	$-
Unrealized gain (loss) on derivative hedging instruments, net of taxes (benefit) of $(1), $1, $7, and $2, respectively	(1)	3	12	6
Reclassification adjustments for (gains) losses included in net income, net of taxes (benefit) of $-, $(1), $-, and $(1), respectively	(1)	(2)	1	(2)
Total comprehensive income (loss), net of taxes	$-	$(3)	$24	$4
CILCO:
Net income	$10	$3	$26	$9
Unrealized gain (loss) on derivative hedging instruments, net of taxes (benefit) of $(1), $1, $7, and $2, respectively	(1)	3	11	6
Reclassification adjustments for (gains) included in net income, net of taxes (benefit) of $-, $(1), $-, and $(1), respectively	(1)	(2)	-	(2)
Total comprehensive income, net of taxes	$8	$4	$37	$13
IP:(b)
Net income	$15	$24	$37	$61
Minimum pension liability adjustment, net of taxes of $-, $-, $- and $-, respectively	-	-	-	1
Total comprehensive income, net of taxes	$15	$24	$37	$62

(a)	Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations, but excludes 2004 amounts for IP.
(b)	Includes predecessor information for 2004.

NOTE 12 - RETIREMENT BENEFITS

Ameren’s pension plans are funded in compliance with income tax regulations and federal funding requirements. Based on our assumptions at December 31, 2004, in order to maintain minimum funding levels for Ameren’s pension plans, we expect future required contributions to aggregate $400 million for the period of 2005 to 2009, with no minimum contribution required until 2008 assuming continuation of the current federal interest rate relief beyond 2005. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in government regulations.

Ameren made a contribution to its post-retirement plan of $35 million in the second quarter of 2005 as compared to $32 million in the second quarter of the prior year.

The following table presents Ameren’s net periodic benefit costs (and the components of those costs) for pension and other postretirement benefits for the three months and six months ended June 30, 2005 and 2004:

	Pension Benefits(a)
	Three Months		Six Months
	2005	2004	2005	2004
Service cost	$14	$10	$29	$21
Interest cost	41	32	83	65
Expected return on plan assets	(45)	(30)	(91)	(60)
Amortization cost:
Prior service cost	3	3	5	5
Losses	9	5	19	12
Net periodic benefit cost	$22	$20	$45	$43

	Postretirement Benefits(a)
	Three Months		Six Months
	2005	2004	2005	2004
Service cost	$5	$3	$11	$7
Interest cost	17	10	36	27
Expected return on plan assets	(11)	(7)	(23)	(16)
Amortization cost:
Transition obligation	1	-	1	-
Prior service cost	(1)	(1)	(2)	(2)
Losses	9	4	19	14
Net periodic benefit cost	$20	$9	$42	$30

(a)	Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations, but excludes 2004 amounts for IP.

UE, CIPS, Genco, CILCORP, CILCO and IP are participants in Ameren’s plans and are responsible for their proportional share of the pension and other postretirement costs. The following table presents the pension and other postretirement costs incurred for the three months and six months ended June 30, 2005 and 2004:

	Pension Benefits
	Three Months		Six Months
	2005	2004	2005	2004
Ameren(a)	$22	$20	$45	$43
UE	13	12	26	26
CIPS	3	3	6	6
Genco	2	2	4	4
CILCORP	3	3	6	7
CILCO	5	4	9	10
IP(b)	1	-	3	-

	Postretirement Benefits
	Three Months		Six Months
	2005	2004	2005	2004
Ameren(a)	$20	$9	$42	$30
UE	11	4	22	17
CIPS	3	2	6	5
Genco	1	-	2	1
CILCORP	2	3	6	7
CILCO	3	5	9	11
IP(b)	3	-	6	-

(a)	Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations, but excludes 2004 amounts for IP.
(b)	Includes predecessor information for 2004.

NOTE 13 - SEGMENT INFORMATION

As discussed in the Ameren Companies combined Form 10-K for the fiscal year ended December 31, 2004, Ameren’s two reportable segments are: (1) Utility Operations, which generates electricity and transmits and distributes natural gas and electricity and (2) Other, which is comprised of the parent holding company, Ameren Corporation.

Ameren’s reportable segment Utility Operations includes the operations of UE, CIPS, Genco, CILCORP and CILCO. The operations of IP are included in Ameren’s Utility Operations segment from September 30, 2004.

The accounting policies for segment data are the same as those described in Note 1 - Summary of Significant Accounting Policies. Segment data include intersegment revenues, as well as a charge for allocating costs of administrative support services to each of the operating companies, which, in each case, is eliminated upon consolidation. Ameren Services allocates administrative support services based on various factors, such as headcount, number of customers, and total assets. The following table presents information about the reported revenues and net income of Ameren for the three months and six months ended June 30, 2005 and 2004:

	Utility Operations	Other	Reconciling Items(a)	Total
Three Months 2005:
Operating revenues	$1,956	$-	$(366)	$1,590
Net income	186	(1)	-	185
Three Months 2004:(b)
Operating revenues	$1,432	$-	$(283)	$1,149
Net income	115	3	-	118
Six Months 2005:
Operating revenues	$3,900	$-	$(684)	$3,216
Net income	311	(5)	-	306
Six Months 2004:(b)
Operating revenues	$2,948	$-	$(580)	$2,368
Net income	212	3	-	215

(a)	Elimination of intercompany revenues.
(b)	Excludes 2004 amounts for IP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Ameren Executive Summary

Ameren’s earnings per share in the second quarter and first six months of 2005 benefited from stronger interchange power sales margins, earnings from IP, hotter-than-normal summer weather, and the lack of a refueling and maintenance outage at UE’s Callaway nuclear plant in the current year.

        Increased power plant availability and the MISO Day Two Market provided the opportunity for increased interchange sales versus the year-ago period while power prices were also higher.

This year, CIPS, CILCO and IP have made filings with the ICC outling a proposed method for procuring power in 2007 and beyond. Hearings on this proposal are scheduled for September 2005. By the end of 2005, CIPS, CILCO and IP are expected to make filings with the ICC that will serve as a basis for adjusting electric distribution rates. By January 1, 2006, UE will provide an updated cost of service study to the MoPSC staff and others. These are milestone events for Ameren.

General

Ameren, headquartered in St. Louis, Missouri, is a public utility holding company registered with the SEC under the PUHCA. Ameren’s primary asset is the common stock of its subsidiaries. Ameren’s subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas transmission and distribution businesses and non-rate-regulated electric generation businesses in Missouri and Illinois as discussed below. Dividends on Ameren’s common stock are dependent on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below. See Note 1 - Summary of  Significant Accounting Policies to our financial statements under Part I, Item 1, of this report for a detailed description of Ameren’s principal subsidiaries.

•
UE operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas transmission and distribution business in Missouri and prior to May 2, 2005, in Illinois.

•	CIPS operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
•	Genco operates a non-rate-regulated electric generation business in Illinois and Missouri.
•
CILCO is a subsidiary of CILCORP (a holding company) and operates a rate-regulated electric transmission and distribution business, a primarily non-rate-regulated electric generation business through its subsidiary, AERG, and a rate-regulated natural gas transmission and distribution business in Illinois.

•
IP operates a rate-regulated electric and natural gas transmission and distribution business in Illinois. See Note 2 - Acquisitions to our financial statements under Part I, Item 1, of this report for further information.

The financial statements of Ameren are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. As the acquisition of IP occurred on September 30, 2004, Ameren’s Consolidated Statements of Income and Cash Flows for the three months and six months ended June 30, 2004, do not reflect IP’s results of operations or financial position. See Note 2 - Acquisitions for further information on the accounting for the IP acquisition. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

In addition to presenting results of operations and earnings amounts in total, certain information in this report is expressed in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information is useful because it enables readers to understand the impact of these factors on Ameren’s earnings per share. All references in this report to earnings per share are based on weighted-average diluted common shares outstanding during the applicable period.

IP Acquisition

On September 30, 2004, Ameren completed the acquisition of all the common stock and 662,924 shares of preferred stock of IP and an additional 20% ownership interest in EEI from subsidiaries of Dynegy. Ameren acquired IP to complement its existing Illinois gas and electric operations. The purchase included IP’s rate-regulated electric and natural gas transmission and distribution business serving 600,000 electric and 415,000 gas customers in areas contiguous to our existing Illinois utility service territories. With the acquisition, IP became an Ameren subsidiary operating as AmerenIP.

The total transaction value was $2.3 billion, including the assumption of $1.8 billion of IP debt and preferred stock and consideration, including transaction costs, of $440 million in cash, net of $51 million cash acquired and a working capital adjustment of $5 million received from Dynegy in February 2005 pursuant to the terms of the stock purchase agreement. Ameren placed $100 million of the cash portion of the purchase price in a six-year escrow account pending resolution of certain contingent environmental obligations of IP and other Dynegy affiliates for which Ameren was provided indemnification by Dynegy. On July 27, 2005, the conditions for release of the escrow account were satisfied and Dynegy was remitted the $100 million. In addition, this transaction included a fixed-price capacity power supply agreement for IP’s annual purchase in 2005 and 2006 of 2,800 megawatts of electricity from DYPM. This agreement is expected to supply about 70% of IP’s electric customer requirements during those two years. The remaining 30% of IP’s power needs in 2005 and 2006 will be supplied by other companies through contracts and open market purchases. In the event that suppliers are unable to supply the electricity required by existing agreements, IP would be forced to find alternative suppliers to meet its load requirements, thus exposing itself to market price risk, which could have a material impact on Ameren’s and IP’s results of operations, financial position, or liquidity.

Ameren funded this acquisition with the issuance of new Ameren common stock. Ameren issued an aggregate of 30 million common shares in February 2004 and July 2004, which generated net proceeds of $1.3 billion. Proceeds from these issuances were used to finance the cash portion of the purchase price and to reduce IP debt assumed as part of this transaction and to pay related premiums.

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

RESULTS OF OPERATIONS

Earnings Summary

Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations caused by winter heating and summer cooling demand. With approximately 85% of Ameren’s revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the prices we charge for our services. Our non-rate-regulated sales are subject to market conditions for power. We principally use coal, nuclear fuel, natural gas, and oil in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, supply and demand levels and many other factors. We do not currently have fuel or purchased power cost recovery mechanisms in Missouri or Illinois for our electric utility businesses, but we do have gas cost recovery mechanisms (PGAs) in each state for our gas delivery businesses. The electric and gas rates for UE in Missouri are set through June 2006, and electric rates are set for CIPS, CILCO and IP in Illinois through the end of 2006, so that cost decreases or increases will not be immediately reflected in rates. Fluctuations in interest rates affect our cost of borrowing and pension and postretirement benefits. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants and transmission and distribution systems and the level of purchased power costs, operating and administrative costs, and capital investment are key factors that we seek to control in order to optimize our results of operations, financial position, and liquidity.

Ameren’s net income increased $67 million to $185 million, or 93 cents per share, in the second quarter of 2005 from $118 million, or 65 cents per share, in the second quarter of 2004. Ameren’s net income increased $91 million to $306 million, or $1.55 per share, for the six months ended June 30, 2005, compared to year-ago earnings of $215 million, or $1.20 per share in the first six months of 2004. The change in net income for the three months and six months ended June 30, 2005 was primarily due to the inclusion of IP results in the current year, increased margins on interchange power sales, hotter-than-normal weather conditions in the second quarter of 2005, and the lack of a refueling and maintenance outage at UE’s Callaway nuclear plant in the second quarter of 2005. The Callaway nuclear plant had a 64-day maintenance and refueling outage in the second quarter of 2004. The lack of a refueling outage in the current year also contributed to improved power plant availability, which provided the opportunity for increased interchange sales. Partially offsetting these increases to net income were decreased emission allowance sales and higher fuel prices, labor and employee benefit cost and depreciation expenses in the current year periods. In addition, second quarter 2004 net income benefited from a FERC-ordered refund of $18 million in exit fees, which had been previously paid by UE and CIPS to the MISO, upon their re-entry into the MISO.

As a holding company, Ameren’s net income and cash flows are primarily generated by its principal subsidiaries: UE, CIPS, Genco, CILCORP and IP. The following table presents the contribution by Ameren’s principal subsidiaries to Ameren’s consolidated net income for the three months and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	2005	2004	2005	2004
Net income:
UE(a)	$130	$107	$186	$164
CIPS	7	8	14	17
Genco(a)	31	17	62	46
CILCORP(a)	2	(4)	11	-
IP(b)	15	-	36	-
Other(c)	-	(10)	(3)	(12)
Ameren net income	$185	$118	$306	$215

(a)
Includes earnings from unregulated interchange power sales that provided $30 million and $52 million of UE’s net income in the three months and six months ended June 30, 2005, respectively, (2004 - second quarter - $15 million; year-to-date - $32 million), $18 million and $30 million of Genco’s net income in the three months and six months ended June 30, 2005, respectively, (2004 - second quarter - $7 million; year-to-date - $17 million) and $4 million and $9 million of CILCORP’s net income in the three months and six months ended June 30, 2005, respectively.

(b)	Ameren acquired IP on September 30, 2004.
(c)	Includes corporate general and administrative expenses, transition costs associated with the IP acquisition and other non-rate-regulated operations.

Acquisition Accounting

The amortization of noncash purchase accounting fair value adjustments at IP and Resources Company increased Ameren’s and IP’s net income by $13 million and $9 million, respectively, for the three months, and $26 million and $19 million, respectively, for the six months ended June 30, 2005, as compared with the same prior-year periods. The amortization of the fair value adjustments at IP that increased net income were related to pension and postretirement liabilities, long-term debt, and a power supply contract with Dynegy to supply IP 2,800 megawatts for 2005 and 2006. Partially offsetting these items at IP was the amortization of the fair value adjustment related to a power supply contract with EEI that expires in 2005. The following table presents the favorable (unfavorable) impact on Ameren’s and IP’s net income related to the amortization of purchase accounting fair value adjustments associated with the IP acquisition during the three months and six months ended June 30, 2005:

	Three Months		Six Months
	Ameren	IP	Ameren	IP
Statement of Income line item:
Other operations and maintenance(a)	$7	$7	$13	$13
Interest(b)	4	4	10	10
Purchased power(c)	10	4	20	8
Income taxes(d)	(8)	(6)	(17)	(12)
Impact on net income	$13	$9	$26	$19

(a)	Related to the adjustment to fair value of the pension plan and postretirement plans.
(b)
Related to the adjustment to fair value of all the IP debt assumed at acquisition on September 30, 2004, and the unamortized gain or loss on reacquired debt. The net write-up to fair value of all the IP debt assumed, excluding early redemption premiums, is being amortized over the anticipated remaining life of the debt.

(c)	Related to the amortization of fair value adjustments to power supply contracts.
(d)	Tax effect of the above amortization adjustments.

The amortization of fair value adjustments at EEI as a result of the additional 20% interest acquired by Ameren on September 30, 2004, were related to plant in service, emission credits and a power supply agreement with IP that expires in 2005. The following table presents the favorable (unfavorable) impact on Ameren’s net income related to the amortization of purchase accounting fair value adjustments associated with the EEI acquisition during the three months and six months ended June 30, 2005:

	Three Months	Six Months
Statement of Income line item:
Interchange revenues(a)	$1	$2
Fuel and purchased power(b)	(1)	(2)
Depreciation and amortization(c)	-	(1)
Income taxes(d)	-	-
Impact on net income	$-	$(1)

(a)	Related to the amortization of a power supply contract.
(b)	Related to the amortization of emission credits.
(c)	Includes the amortization of the fair value adjustment related to plant assets.
(d)	Tax effect of the above amortization adjustments.

Electric Operations

The following table presents the favorable (unfavorable) variations in electric margins, defined as electric revenues less fuel and purchased power costs, for the three months and six months ended June 30, 2005, from the comparable periods in 2004. We consider electric and interchange margins useful measures to analyze the change in profitability of our electric operations between periods. We have included the analysis below as a complement to our financial information provided in accordance with GAAP. However, electric and interchange margins may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information we are providing elsewhere in this report.

The variation for Ameren shows the contribution from IP for the three months and six months ended June 30, 2005, as a separate line item, which facilitates comparison of other margin components. IP’s electric margins in 2005 include purchase accounting adjustments and are compared with the same periods in 2004 when Ameren did not own IP and it did not contribute to Ameren’s electric margins.

	Ameren(a)	UE	CIPS	Genco	CILCORP	CILCO	IP(b)
Three Months
Electric revenue change:
IP	$268	$-	$-	$-	$-	$-	$-
Effect of weather (estimate)	13	7	3	-	3	3	9
Growth and other (estimate)	41	8	31	27	6	5	1
Emission credits	(5)	(5)	-	-	-	-	-
Interchange revenues	67	58	(2)	31	2	2	-
Total	$384	$68	$32	$58	$11	$10	$10
Fuel and purchased power change:
IP	$(165)	$-	$-	$-	$-	$-	$-
Fuel:
Generation and other	(26)	(19)	-	(4)	(2)	(2)	-
Price	(13)	(4)	-	(9)	-	-	-
Purchased power	(8)	(17)	(26)	(34)	(4)	(4)	(11)
Total	$(212)	$(40)	$(26)	$(47)	$(6)	$(6)	$(11)
Net change in electric margins	$172	$28	$6	$11	$5	$4	$(1)
Six Months
Electric revenue change:
IP	$503	$-	$-	$-	$-	$-	$-
Effect of weather (estimate)	8	5	2	-	1	1	7
Growth and other (estimate)	33	4	33	33	(1)	(2)	(9)
Emission credits	(20)	(20)	-	-	-	-	-
Rate reductions	(7)	(7)	-	-	-	-	-
Interchange revenues	80	71	(2)	34	6	6	-
Total	$597	$53	$33	$67	$6	$5	$(2)
Fuel and purchased power change:
IP	$(322)	$-	$-	$-	$-	$-	$-
Fuel:
Generation and other	(28)	(28)	-	10	(6)	(3)	-
Price	(23)	(8)	-	(19)	4	3	-
Purchased power	19	(2)	(32)	(43)	8	8	(17)
Total	$(354)	$(38)	$(32)	$(52)	$6	$8	$(17)
Net change in electric margins	$243	$15	$1	$15	$12	$13	$(19)

(a)	Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations.
(b)	Compared to predecessor information for the three months and six months ended June 30, 2004.

Ameren

Ameren’s electric margin increased $172 million for the three months and $243 million for the six months ended June 30, 2005, compared with the same periods in 2004. The acquisition of IP added electric margins of $103 million and $181 million in the three months and six months, respectively. Electric margin also increased due to increased interchange margins as discussed below. Favorable weather conditions contributed to increased margins in the second quarter of the current year, offsetting the effect of mild weather in our service territory in the first quarter of 2005. Partially offsetting these increases to margin were reduced industrial sales, higher fuel prices, and lower sales of emission allowances in the current year. Revenues from emission credit sales at UE decreased $5 million and $20 million for the second quarter and first six months of 2005, respectively, as compared with the same periods in 2004, as UE continues to evaluate options for complying with the Clean Air Interstate Rule, which includes the possibility of using emission credits for compliance purposes. Electric rate reductions resulting from the 2002 UE electric rate case settlement in Missouri negatively affected electric revenues by $7 million during the first quarter of 2005. These were the final rate reductions under the rate case settlement.

Margins on interchange sales increased $42 million for the three months and $62 million for the six months ended June 30, 2005, compared with the same periods in 2004. Interchange margins increased principally because of increased availability of low-cost generation resulting from improved power plant availability, including the lack of a Callaway nuclear plant refueling outage in the current year period. Ameren’s baseload electric generating plants’ average capacity factors were approximately 78% and 77% for the second quarter and first six months of 2005 compared with 72% and 73% for the same periods in 2004. Equivalent availability factors were 86% and 85% for the second quarter and first six months of 2005 compared with 80% and 81% for the prior-year periods. High natural gas, emission allowance and coal prices in 2005 contributed to higher power prices. Average realized power prices on interchange sales increased to approximately $38 per megawatthour in both the second quarter and first six months of 2005, from approximately $30 per megawatthour in the comparable periods of 2004.

We experienced mild winter weather conditions during the first quarter of 2005 compared with the same period in 2004. Heating degree-days during that period in our service territory were down 4% from the prior year and down 8% from normal conditions. Cooling degree-days increased 6% in the second quarter of 2005 compared to the prior year period and increased over 20% from normal conditions, more than offsetting the effect of the mild weather in the first quarter of 2005. Excluding IP sales, weather-sensitive residential and commercial sales were up 6% and 2%, for the three months and six months ended June 30, 2005, respectively, compared with the same periods in the prior year.

Industrial sales, excluding IP sales in the current year, declined 5% in the second quarter and first six months of 2005, primarily as a result of the expiration and non-renewal of low-margin power sales contracts outside of our core service territory along with the decreased resale of power to the DOE by EEI. Partially offsetting these decreases were sales to Noranda - a significant new customer at UE as discussed below. Excluding these items, industrial sales were comparable to the same period in the prior year.

Ameren’s fuel and purchased power costs, excluding the IP results, increased $47 million in the three months and $32 million in the six months ended June 30, 2005, compared with the same periods of 2004, as increased purchased power prices, higher fuel costs, MISO administrative fees and increased generation at UE in the current year offset higher purchased power volume in the prior year caused by the Callaway plant refueling and maintenance outage.

UE

UE’s electric margin increased $28 million over the second quarter of 2004 and $15 million for the six months ended June 30, 2005, compared with the same period in 2004. Electric margin for the periods benefited from increased interchange sales margins. Margins on interchange sales with non-affiliates increased $25 million in the second quarter and $33 million in the first six months of 2005, compared with the same periods of 2004, primarily because of increased volume. Margins on sales to affiliates also increased over the same periods in 2004 because of increased sales to Genco under the joint dispatch agreement resulting from a major power plant maintenance outage at Genco in 2005. Favorable weather conditions in the second quarter more than offset mild weather in the first quarter resulting in an increase in weather-sensitive residential and commercial sales of 3% in the second quarter of 2005. Year-to date sales were comparable in the first six months of 2005 compared to the same period in 2004. Rate reductions in the first quarter of the current year negatively impacted margin for the six-month period. In addition, emission credit sales decreased $5 million and $20 million for the second quarter and first six months of 2005, respectively, as compared with the same periods in 2004.

On May 2, 2005, following the receipt of all required regulatory approvals, UE completed the transfer of its Illinois-based electric and natural gas utility businesses, including its Illinois-based distribution assets, and certain of its transmission assets, to CIPS. The transfer resulted in an estimated decrease in electric margin of $23 million in the second quarter of 2005.

UE entered into a 15 year agreement with Noranda to supply approximately 470 megawatts (peak load) electric service (or approximately 5% of UE’s generating capability, including currently committed purchases) to Noranda’s primary aluminum smelter in southeast Missouri. The additional sales to Noranda increased electric margin by $10 million in the second quarter of 2005. Overall, industrial sales were comparable in the second quarter of 2005 compared to the same period in 2004 as the effect of UE’s Illinois service territory transfer to CIPS was offset by the increased sales to Noranda and by economic growth.

Fuel and purchased power increased in the second quarter and first six months of 2005 compared to the same periods in 2004 as increased purchased power prices, MISO administrative fees and increased generation in the current year offset higher purchased power volume of $24 million in the prior year caused by the Callaway refueling and maintenance outage.

CIPS

CIPS’ electric margin increased $6 million in the three months, but was comparable for the six months, ended June 30, 2005 as compared with the same periods in 2004. The increase in the second quarter was primarily due to favorable weather conditions and increased industrial sales as a result of the Illinois service territory transfer from UE, partially offset by increased purchased power costs related to the transfer. This increase to margin offset the effect of unfavorable weather conditions in the first quarter of 2005.

Genco

Genco’s electric margin increased $11 million in the three months and $15 million in the six months ended June 30, 2005, as compared with the same periods of 2004. The increase in electric margin was primarily attributable to an increase in wholesale margins on sales to new customers and increased interchange margins. Interchange margins increased $16 million in the three months and $20 million in the six months ended June 30, 2005, compared with the same periods of 2004, primarily because of increased volume. Partially offsetting these increases was a loss of $6 million due to the settlement of SO2 emission allowance options in the first quarter of 2005. Increased purchased power, principally from UE under the joint dispatch agreement, was the result of a major power plant maintenance outage, which occurred primarily during the first quarter of 2005, in addition to higher purchased power prices from outside sources.

CILCORP and CILCO

Electric margin at CILCORP and CILCO increased $5 million and $4 million, respectively, in the three months and $12 million and $13 million, respectively, in the six months ended June 30, 2005, compared with the same periods of 2004. Increases in electric margin were due to increased interchange margins and the use of lower cost coal at one of AERG’s power plants along with the effect of favorable weather conditions in the second quarter of the current year, partially offset by transfers of non-rate-regulated customers to Marketing Company. Purchased power increased in the second quarter of 2005 over the year-ago period principally due to reduced plant availability at AERG and hotter weather.

IP

IP’s electric margin was comparable in the three months ended June 30, 2005 to the same period in the prior year, but decreased $19 million in the six-month period of 2005 as compared to the same period in 2004 primarily because of reduced industrial revenues due to customers choosing alternative suppliers. In addition, purchased power costs increased due to higher net power prices. While power costs decreased under IP’s power supply agreement with DYPM, costs on remaining power purchase contracts were higher than in the same periods of the prior year. Favorable weather conditions partially offset the above reductions to margin for the three months and six months in 2005.

Gas Operations

The following table presents the favorable (unfavorable) variations in gas margins, defined as gas revenues less gas purchased for resale, for the three months and six months ended June 30, 2005, from the comparable periods in 2004. We consider gas margin to be a useful measure to analyze the change in profitability of our gas utility operations between periods. We have included the table below as a complement to our financial information provided in accordance with GAAP. However, gas margin may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information we are providing elsewhere in this report.

	Three Months	Six Months
Ameren(a)	$24	$78
UE	2	4
CIPS	(c )	(4)
CILCORP	(2)	(2)
CILCO	(2)	(1)
IP(b)	2	(3)

(a)	Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations.
(b)	Compared to predecessor information for the three months and six months ended June 30, 2004.
(c)	Less than $1 million.

Ameren’s gas margin increased $24 million for the quarter and $78 million for the six months ended June 30, 2005, as compared to the same prior year periods, due to the inclusion of IP results in the current year. Excluding the IP results, gas margin decreased $5 million in the second quarter of 2005 compared to the year ago period because of hotter weather conditions. Excluding IP, Ameren’s gas margin was comparable for the first six months of 2005 to the first six months of 2004. For the current six-month period, rate increases at UE along with increased transportation revenues offset the negative effect of mild winter weather. Gas sales in the first six months of 2005 increased almost 39%, due to the IP acquisition, while gas sales in Ameren’s preacquisition service territory were down 20% in the same period due to the mild weather primarily in the first quarter of the current year. UE’s gas margin increased for the six months ended June 30, 2005, as compared with the same period in the prior year, primarily due to the effect of rate increases of $3 million in the first quarter of 2005. CILCORP’s and CILCO’s gas margins decreased for the three months and six months of 2005 primarily due to unfavorable weather conditions. CIPS’ gas margin decreased for the first six months of the current year due to the mild weather, but was comparable for the second quarter to the same period in the prior year. IP’s gas margin decreased for the first six months of the current year due to unfavorable weather in the first quarter of 2005, partially offset by a rate increase effective in May 2005.

Operating Expenses and Other Statement of Income Items

Other Operations and Maintenance

Ameren’s other operations and maintenance expenses increased $30 million for the three months and $69 million for the six months ended June 30, 2005, compared with the same periods in 2004. The IP results in the current year accounted for other operations and maintenance expenses of $60 million in the second quarter and $102 million in the first six months. Excluding the IP results in the current year, other operations and maintenance expenses decreased in both periods primarily due to decreased power plant maintenance and labor costs of $39 million, which was primarily a result of the refueling and maintenance outage at UE’s Callaway nuclear plant during the second quarter of 2004. However, Ameren, UE and CIPS, received a refund of previously paid exit fees of $18 million upon their re-entry into the MISO during the second quarter of 2004. This refund did not recur in 2005 and therefore other operations and maintenance expenses increased relative to 2004 for this item.

Other operations and maintenance expenses at UE decreased $11 million in the three months and $20 million in the six months ended June 30, 2005, compared with the same periods of 2004, primarily as a result of decreased power plant maintenance and labor costs at Callaway as a result of the refueling and maintenance outage in the second quarter of 2004 and an unscheduled outage at Callaway in the first quarter of the prior year. The timing of planned outages at other UE plants resulted in increased maintenance expenses in the second quarter of 2005 compared to the same period in the prior year. Additionally, other operations and maintenance expenses increased for the second quarter and first six months of 2005, compared to the same period in 2004, because of the receipt of the MISO refund during the second quarter of the prior year of which UE’s portion was $12 million.

Other operations and maintenance expenses at CIPS were comparable in the three months ended June 30, 2005, but decreased $5 million for the first six months of 2005, as compared with the same periods in 2004. CIPS’ portion of the MISO refund in the prior year of $5 million was offset by decreases in various other operations and maintenance expenses in the current year.

Genco’s other operations and maintenance expenses decreased $5 million in the three months ended June 30, 2005, as compared with the same period in 2004, because of decreases in various other operations and maintenance expenses in the current year quarter. Other operations and maintenance expenses increased $5 million in the six months ended June 30, 2005, compared with the same period of 2004, primarily as a result of increased power plant maintenance costs due to a major power plant maintenance outage in the first quarter of 2005.

CILCORP’s and CILCO’s other operations and maintenance expenses both decreased $8 million in the second quarter of 2005 and decreased $9 million and $11 million, respectively, for the six months ended June 30, 2005, as compared with the same periods in 2004, primarily due to reduced power plant maintenance.

Other operations and maintenance expenses at IP increased $8 million in the three months ended June 30, 2005, as compared to the prior year period, primarily because of higher labor costs and increased overhead costs associated with the integration of systems and operations with Ameren. Other operations and maintenance expenses were comparable for the first six months of 2005 to the same period in 2004.

Depreciation and Amortization

Ameren’s depreciation and amortization expenses increased $25 million in the three months and $52 million in the six months ended June 30, 2005, compared with the same periods of 2004, because of the acquisition of IP, which added $19 million and $40 million to each period, respectively. Capital additions also resulted in increased depreciation expenses in the current year.

Depreciation and amortization expenses at UE increased $2 million in the three months and $6 million in the six months of the current year, as compared with the same periods of 2004, because of capital additions, partially offset by reduced depreciation on property transferred to CIPS in the Illinois service territory transfer.

CIPS’ depreciation and amortization expense increased $5 million in the second quarter and six-month period ended June 30, 2005, compared with the same periods of 2004, because of depreciation on property transferred from UE in the Illinois service territory transfer as well as capital additions.

Depreciation and amortization expenses at CILCORP increased $1 million in the three months and $3 million in the six months ended June 30, 2005, compared with the same periods of 2004, because of capital additions.

Depreciation and amortization expenses at Genco and CILCO were comparable for the second quarter and first six months of 2005 with the same periods in 2004.

IP’s depreciation and amortization expenses, excluding the amortization of regulatory assets, were comparable in the three months and six months ended June 30, 2005, with the same periods of 2004. Amortization of regulatory assets at IP decreased $10 million in the three months and $21 million for the six months ended June 30, 2005, as compared with the same periods of 2004. The transition cost regulatory asset was eliminated in conjunction with Ameren’s acquisition of IP.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $21 million in the second quarter and $32 million in the six months of the current year, compared with the same periods of 2004, principally because of the acquisition of IP, which added $18 million and $40 million, respectively. Excluding IP in the current year, taxes other than income taxes at Ameren increased $3 million for the second quarter primarily because of higher property taxes, but decreased $8 million for the first six months of 2005 because of decreased gross receipts taxes of $4 million and decreased property taxes of $4 million as discussed below.

UE’s taxes other than income taxes increased in both the three months and six months ended June 30, 2005, as compared with the same periods in 2004, primarily because of increased property taxes due to higher assessments.

Taxes other than income taxes at CIPS increased for the second quarter compared to the same period in the prior year primarily because of increased property taxes, but were comparable for the six-month period in 2005 to the same period in the prior year.

Genco’s taxes other than income taxes were comparable in the three months, but decreased $8 million in the six months ended June 30, 2005, compared with the same periods of 2004, due to a favorable property tax court decision in the first quarter of 2005.

Both CILCORP’s and CILCO’s taxes other than income taxes decreased in the six months ended June 30, 2005, compared with the same periods of 2004, primarily because of reduced gross receipts taxes, but were comparable for the second quarter of 2005 compared to the same period in 2004.

Taxes other than income taxes at IP increased in the three months and six months ended June 30, 2005, compared with the same periods of 2004, primarily because of higher gross receipts taxes.

Other Income and Deductions

Other income and deductions decreased $3 million in the second quarter and $4 million in the first six months of the current year, compared with the same periods of 2004. Excluding IP in the current year, other income and deductions at Ameren decreased $4 million and $7 million in the respective periods. The decreases were primarily because of reduced interest income as a result of the investment of equity issuance proceeds in the prior year and other items discussed below.

Other income and deductions at UE was comparable in the three months ended June 30, 2005, with the same period in 2004, primarily because of a derivative loss in the prior year, and increased $3 million in the six months ended June 30, 2005, compared with the same period in 2004, primarily because of an increase in allowance for funds used during construction as a result of capital additions.

CIPS’ other income and deductions decreased $5 million in the second quarter and $7 million in the first six months of 2005, compared with the same periods of 2004, primarily because of reduced interest income on the intercompany note receivable from Genco.

Other income and deductions at CILCORP decreased $2 million in the three months ended June 30, 2005, and $3 million in the six months ended June 30, 2005, compared with the same periods in 2004, primarily because of the write-off of unrecoverable natural gas cost.

Other income and deductions at IP decreased $47 million in the quarter and $93 million in the six months ended June 30, 2005, compared with the same periods of 2004, primarily because of reduced interest income after the elimination of IP’s Note Receivable from Former Affiliate in conjunction with Ameren’s acquisition of IP.

Other income and deductions at Genco and CILCO were comparable in the three months and six months ended June 30, 2005, with the same periods of 2004.

Interest

Interest expense increased at Ameren in the three months and six months ended June 30, 2005, compared with the same periods of 2004 principally due to the acquisition of IP, which added $11 million for the second quarter and $21 million for the first six months of 2005. Excluding the IP results in the current year, interest expense was comparable to the same periods in 2004.

Genco’s interest expense decreased $5 million in the three months and $7 million in the six months ended June 30, 2005, compared with the same periods of 2004, primarily because of a reduction in principal amounts outstanding on intercompany promissory notes to CIPS and Ameren.

Interest expense at IP decreased $29 million in the three months and $58 million in the six months ended June 30, 2005, compared with the same periods of 2004, primarily because of redemptions and repurchases of indebtedness of

$700 million in the fourth quarter of 2004 and $70 million in 2005 and reductions in notes payable to IP SPT.

Interest expense at UE, CIPS, CILCORP and CILCO in the three months and six months ended June 30, 2005, was comparable to the same periods of 2004.

Income Taxes

Income tax expense at Ameren increased $40 million in the second quarter and $52 million in the first six months of the current year, compared with the same periods of 2004, because of higher pretax income primarily due to the inclusion of IP results in 2005, partially offset by the recognition in 2005 of a deduction allowed under the Jobs Creation Act. The second quarter of 2005 was also higher due to the timing of recording of the nontaxable federal Medicare Prescription Drug Subsidy in the prior year. Income tax expense was higher at UE, Genco, CILCORP and CILCO in the second quarter and first six months of 2005, compared with the same periods in 2004, due to higher pretax income. UE’s income tax expense was partially reduced in the current year by the recognition of the Jobs Creation Act deduction, but was increased in the second quarter of 2005, as compared to the prior year, by the timing of recording of the Medicare Prescription Drug Subsidy. Income tax expense decreased at CIPS and IP in the three months and six months ended June 30, 2005, compared with the same periods of 2004, due to lower pretax income and, in the case of CIPS, a reduction in estimates for anticipated settlements of uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

The tariff-based gross margins of Ameren’s rate-regulated utility operating companies (UE, CIPS, CILCO and IP) continue to be the principal source of cash from operating activities for Ameren and its rate-regulated subsidiaries. A diversified retail customer mix of primarily rate-regulated residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. For cash flows from operating activities, Genco principally relies on sales to an affiliate under a contract expiring at the end of 2006 and sales to other wholesale and industrial customers under long-term contracts. In addition, we plan to use short-term borrowings to support normal operations and other temporary capital requirements.

The following table presents net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2005 and 2004:

	Net Cash Provided By Operating Activities			Net Cash Provided By (Used In) Investing Activities			Net Cash Provided By (Used In) Financing Activities
	2005	2004	Variance	2005	2004	Variance	2005	2004	Variance
Ameren(a)	$661	$436	$225	$(443)	$(367)	$(76)	$(260)	$331	$(591)
UE	355	274	81	(494)	(254)	(240)	92	(20)	112
CIPS	96	62	34	-	28	(28)	(97)	(103)	6
Genco	62	82	(20)	172	(28)	200	(235)	(56)	(179)
CILCORP	35	103	(68)	(44)	(69)	25	5	(40)	45
CILCO	57	94	(37)	(47)	(72)	25	(11)	(27)	16
IP(b)	149	177	(28)	8	(62)	70	(157)	(90)	(67)

(a)  Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations, but excludes 2004 amounts for IP.
(b)  2004 amounts include predecessor information.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased for Ameren, UE and CIPS in the six months ended June 30, 2005, compared with the same period of 2004. Ameren’s increase of $225 million was primarily attributable to $149 million of cash from operations of IP, which was acquired on September 30, 2004. Excluding IP, Ameren’s cash from operations increased $76 million, which was primarily due to additional income of $55 million and deferred income tax expense of $27 million, which resulted in lower taxes paid. Significant working capital changes in the current period included the purchase of SO2 emission allowances of $92 million in 2005 and the absence in 2005 of $18 million of cash flows in 2004 from a coal contract settlement. Other working capital changes were primarily the result of timing differences.

An increase in UE’s electric margins and reduced other operations and maintenance expenses, as discussed under Results of Operations, contributed to a $28 million increase in net income before depreciation and amortization and cash flow from operations activities. Tax payments also decreased $24 million compared to the same period in 2004 principally due to the timing of payments benefiting cash flows from operating activities. In the six months ended June 30, 2004, UE’s cash flows from operating activities were higher due to the receipt of $18 million related to a coal contract settlement. Timing differences related to working capital also contributed to UE’s cash flows for the six months ended June 30, 2005 compared to the same period last year.

CIPS’ increase in cash flows from operating activities in the six months ended June 30, 2005, was principally due to timing differences related to working capital for the six months ended June 30, 2005 compared to the same period last year.

Cash flows provided by operating activities decreased for Genco in the six months ended June 30, 2005, compared with the same period of 2004. Purchases of SO2 emission allowances and increased coal inventories accounted for a $68 million decrease in materials and supplies cash flow for the six months ended June 30, 2005 compared to the same period in 2004. These decreases in cash flows from operating activities were partially offset by differences in the timing and amount of accounts and wages payable, along with incremental electric margins as discussed under Results of Operations.

Cash flows from operating activities decreased for CILCORP and CILCO in the six months ended June 30, 2005, compared with the same period in 2004. Contributing to the reduction in cash flows from operating activities were purchases of SO2 emission allowances of $20 million and a decrease in deferred income tax expense of $16 million. Differences in the timing and amount of accounts and wages payable and accounts receivable also contributed to CILCORP’s and CILCO’s decrease in cash flows from operating activities. These decreases were partially offset by increased electric margins as discussed under Results of Operations.

IP’s decrease in cash flows provided by operations is due primarily to increased cash purchased power costs and the elimination of the Note Receivable from affiliate, partially offset by lower cash interest expense as discussed under Results of Operations.

Cash Flows from Investing Activities

Cash flows used in investing activities increased for Ameren and UE and decreased for CILCORP and CILCO for the six months ended June 30, 2005, compared with the same period in 2004. Investing activities were a source of cash for IP and Genco in the first six months of 2005 as compared to a use of cash in the first six months of 2004. CIPS’ cash flows from investing activities decreased from the year-ago period.

Ameren’s increase in cash used in investing activities was primarily due to additional capital expenditures of $61 million at IP.

UE’s capital expenditures included $241 million for 550 megawatts of CTs purchased from Genco. Otherwise, UE’s capital expenditures were flat in the six months ended June 30, 2005, compared with the same period in 2004. UE’s 2005 capital expenditures also included $25 million for a 117 megawatt CT from Development Company and related equipment from Resources Company.

CIPS’ cash flows from investing activities for the six months ended June 30, 2005 decreased compared to the year-ago period to $28 million advanced to the money pool in 2005.

Genco’s cash flows provided by investing activities increased in the six months ended June 30, 2005, compared with the same period in 2004, because of the sale of 550 megawatts of CTs at Pinckneyville and Kinmundy, Illinois to UE for $241 million. These proceeds were partially offset by incremental capital, expenditures and net advances to the money pool. Genco’s higher capital expenditures were attributed to upgrades at one of its power plants in the first quarter of 2005.

CILCORP’s and CILCO’s cash flows used in investing activities decreased in the six months ended June 30, 2005, compared with the same period in 2004 primarily because of reduced capital expenditures. In 2004, AERG made capital expenditures for significant power plant upgrades to increase fuel supply flexibility for power generation.

IP’s cash flows from investing activities increased in the six months ended June 30, 2005, primarily because of cash received from repayment of money pool advances.

Intercompany Transfer of Illinois Service Territory

On May 2, 2005, UE completed the transfer of its Illinois-based electric and natural gas utility businesses to CIPS, at a net book value of $133 million. UE transferred 50 percent of the assets directly to CIPS in consideration for a CIPS subordinated promissory note in the principal amount of approximately $67 million and 50 percent of the assets by means of a dividend in kind to Ameren, followed by a capital contribution by Ameren to CIPS. See Note 3 - Rate and Regulatory Matters, under Part I, Item 1 of this report for a discussion of the asset transfer.

We continually review our generation portfolio and expected power needs. As a result, we could modify our plan for generation capacity, which could include changing the times when certain assets will be added to or removed from our portfolio, the type of generation asset technology that will be employed, and whether capacity may be purchased, among other things. Any changes that we may plan to make for future generating needs could result in significant capital expenditures or losses being incurred, which could be material.

See Note 9 - Commitments and Contingencies to our financial statements under Part I, Item 1, of this report for a discussion of environmental matters.

Cash Flows from Financing Activities

Cash flows from financing activities decreased for Ameren in the six months ended June 30, 2005, as compared with the same period of 2004, primarily because of the receipt of $935 million related to common stock issuances in the first six months of 2004. These proceeds were used to fund the acquisition of IP and Dynegy’s 20% interest in EEI on September 30, 2004. In 2005, total common stock proceeds of $402 million included $345 million from the issuance of 7.4 million shares of common stock related to the settlement of a stock purchase obligation in Ameren’s adjustable conversion-rate equity security units. Short term debt redemptions increased by $130 million for the first six months of 2005 compared to the same period last year. In 2005, the absence of a $67 million UE nuclear fuel lease payment partially offset the decreases in cash from financing activities.

UE’s cash flows from financing activities increased in the six months ended June 30, 2005, compared with the same period of 2004. This increase was caused, in part, by a net increase in money pool borrowings, lower redemptions of long-term debt, a decrease in the payment of dividends to Ameren and the absence of a nuclear fuel lease payment that was made in the first three months of 2004. These increases were partially offset by higher redemptions of short-term debt, and lower issuances of long-term debt.

CIPS’ cash flows used in financing activities decreased slightly in the six months ended June 30, 2005, as compared with the same period of 2004. A $19 million cash benefit from reduced dividends paid to Ameren was offset by increased redemptions of long-term debt of $20 million.

Genco’s cash flows used in financing activities increased in the six months ended June 30, 2005, as compared with the same period of 2004, primarily because of a net change in money pool borrowings of $148 million, repayment of its $34 million note payable to Ameren, and payment of $52 million on its note payable to CIPS. The funds for these note repayments came from the $241 million in proceeds from the May 2005 asset sale of 550 megawatts of CTs to UE.

Effective May 1, 2005, Genco and CIPS amended certain terms of Genco’s subordinated affiliate note payable to CIPS by the issuance to CIPS of an amended and restated subordinated promissory note in the principal amount of approximately $249 million with an interest rate of 7.125% per annum, a 5-year amortization schedule and a maturity of May 1, 2010.

CILCORP’s and CILCO’s cash flows used in financing activities decreased in the six months ended June 30, 2005, compared with the same period of 2004. CILCORP’s net increase in the use of cash for money pool borrowings of $169 million for the first six months of 2005 compared to the same period in 2004 was partially offset by a capital contribution from Ameren in the amount of $101 million. There were no significant debt redemptions in 2005 compared to 2004 debt redemptions of $120 million and $100 million at CILCORP and CILCO, respectively. Dividend payments to Ameren increased $12 million and $10 million for CILCORP and CILCO, respectively, for the first six months of 2005 compared to the same period in 2004.

IP’s cash flows used in financing activities increased in the six months ended June 30, 2005, compared with the same period of 2004 primarily because of incremental redemptions, repurchases and maturities of long-term debt of $70 million and dividend payments of $40 million made to Ameren in 2005, partially offset by a decrease in prepaid interest on a note receivable from a former affiliate.

Short-term Borrowings and Liquidity

For information on short-term borrowing activity, relevant interest rates, and borrowings under Ameren’s utility money pool arrangement and non-state-regulated subsidiary money pool arrangement, see Note 4 - Short-term Borrowings and Liquidity to our financial statements under Part I, Item 1, of this report.

The following table presents the various committed bank credit facilities of certain of the Ameren Companies and EEI subsequent to the changes to the credit facilities effective July 14, 2005. See Note 4 - Short-term Borrowings and Liquidity to our financial statements under Part I, Item 1, of this report for additional information concerning the changes to these credit facilities.

Credit Facility	Expiration	Amount Committed	Amount Available
Ameren:(a)
Multiyear revolving(b)	July 2010	$ 1,150	$ 1,075
Multiyear revolving	July 2010	350	350
EEI:
One bank credit facility	April 2006	20	-
Total		$ 1,520	$ 1,425

(a)	Ameren Companies may access these credit facilities through intercompany borrowing arrangements.
(b)	UE, CIPS, CILCO, Genco and IP are direct parties to this agreement.

In addition to committed credit facilities, a further source of liquidity for Ameren from time to time is available cash and cash equivalents. At June 30, 2005, Ameren had $27 million of cash and cash equivalents.

Ameren and UE are authorized by the SEC under the PUHCA to have an aggregate of up to of $1.5 billion and $1 billion, respectively, of short-term unsecured debt instruments outstanding at any time. The aggregate amount of short-term borrowings outstanding at any time at IP may not exceed $500 million pursuant to authorizations from the ICC and the SEC under the PUHCA. In addition, CIPS, CILCORP and CILCO have PUHCA authority to have an aggregate of up to $250 million each of short-term unsecured debt instruments outstanding at any time. Genco is authorized by the FERC to have up to $300 million of short-term debt outstanding at any time.

Long-term Debt and Equity

The following table presents the issuances of common stock and the issuances, redemptions, repurchases and maturities of long-term debt and preferred stock for the six months ended June 30, 2005 and 2004, for certain of the Ameren Companies. For additional information, see Note 5 - Long-term Debt and Equity Financings to our financial statements under Part I, Item 1, of this report.

	Month Issued, Redeemed, Repurchased or Matured	Six Months
		2005	2004
Issuances
Long-term debt
UE:
5.00% Senior secured notes due 2020	January	$ 85	$ -
5.50% Senior secured notes due 2014	May	-	104
Total Ameren long-term debt issuances		$ 85	$ 104

Common stock
Ameren:
7,402,320 Shares at $46.61(a)	May	$345	$ -
19,063,181 Shares at $45.90	February	-	875
DRPlus and 401(k)(b)	Various	57	60
Total common stock issuances		$402	$ 935
Total Ameren long-term debt and common stock issuances		$487	$1,039
Redemptions, Repurchases and Maturities
Long-term debt
Ameren:
Senior notes due 2007(c)	February	$ 95	$ -
UE:
7.00% First mortgage bonds due 2024	June	-	100
CIPS:
6.49% First mortgage bonds due 2005	June	20	-
CILCORP:
8.70% Senior notes due 2009	May	6
9.375% Senior bonds due 2029	May	-	20
CILCO:
Secured bank term loan	February	-	100
EEI:
2000 Bank term loan, 7.61% due 2004	June	-	40
IP:
6.75% First mortgage bonds due 2005	March	70	-
Note payable to IP SPT
5.38% Series due 2005	Various	46	43
Less: IP activity prior to acquisition date		-	(43)
Total Ameren long-term debt redemptions, repurchases and maturities		$237	$ 260

(a)	Includes issuances of common stock of 1.2 million shares during the six months ended June 30, 2005 under DRPlus and 401(k) plans.
(b)
Shares issued upon settlement of the purchase contracts which were a component of the adjustable conversion-rate equity security units. See Note 5 - Long-term Debt and Equity Financings to our financial statements under Part I, Item 1, of this report.

(c)	Component of the adjustable conversion-rate equity security units. See Note 5 - Long-term Debt and Equity Financings to our financial statements under Part I, Item 1, of this report.

The following table presents the authorized amounts under SEC shelf registration statements filed and declared effective for certain of the Ameren Companies as of June 30, 2005:

	Effective Date	Authorized Amount	Issued	Available
Debt:
Ameren	July 2004	$2,000	$459	$1,541
UE(a)	September 2003	1,000	689	311
CIPS	May 2001	250	150	100

(a)	UE issued securities totaling $300 million in July 2005 leaving $11 million of securities currently available for issuance.

Ameren also has approximately 7 million shares of common stock available for issuance under various other SEC effective registration statements applicable to our DRPlus and 401(k) plans as of June 30, 2005.

Ameren, UE and CIPS may sell all or a portion of the remaining securities registered under the registration statements if market conditions and capital requirements warrant such a sale. Any such offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

Indebtedness Provisions, Other Covenants and Off-Balance Sheet Arrangements

See Note 4 - Short-term Borrowings and Liquidity to our financial statements under Part I, Item 1, of this report for a discussion of the covenants and provisions contained in certain of the Ameren Companies’ bank credit facilities. Also see Note 5 - Long-term Debt and Equity Financings to our financial statements under Part I, Item 1, of this report for a discussion of off-balance sheet arrangements and of covenants and provisions contained in certain of the Ameren Companies’ indenture agreements and articles of incorporation.

At June 30, 2005, the Ameren Companies were in compliance with their credit agreement indenture and articles of incorporation provisions and covenants.

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

Dividends

The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. The board of directors has not set specific targets or payout parameters when declaring common stock dividends. However, the board considers various issues including Ameren’s historic earnings and cash flow, projected earnings, cash flow and potential cash flow requirements, dividend payout rates at other utilities, return on investments with similar risk characteristics and overall business considerations. Dividends paid by Ameren to stockholders during the first six months of 2005 totaled $253 million, or $1.27 per share (2004 - $232 million or $1.27 per share).

UE’s preferred stock dividends are payable August 15, 2005, to shareholders of record on July 20, 2005. CIPS’ preferred stock dividends are payable September 30, 2005, to shareholders of record on September 8, 2005. CILCO paid a preferred stock dividend of approximately $1 million on July 1, 2005. IP paid a preferred stock dividend of approximately $1 million on August 1, 2005.

Certain of our financial agreements and corporate organizational documents contain covenants and conditions that, among other things, restrict the Ameren Companies’ payment of dividends. UE would experience restrictions on dividend payments if it were to extend or defer interest payments on its subordinated debentures. CIPS has provisions in its articles of incorporation restricting dividend payments based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Genco’s indenture includes restrictions that prohibit making any dividend payments if debt service coverage ratios are below a defined threshold. CILCORP has restrictions if leverage ratio and interest coverage ratio thresholds are not met or if CILCORP’s senior long-term debt does not have specified ratings as described in its indenture. CILCO has restrictions on dividend payments relative to the ratio of its balance of retained earnings to the annual dividend requirement on its preferred stock and amounts to be set aside for any sinking fund retirement of its 5.85% Series preferred stock. At June 30, 2005, none of the conditions described above that would restrict the payment of dividends existed. In its approval of the acquisition of IP by Ameren, the ICC issued an order that provides for the ability of IP to pay dividends on its common stock subject to certain conditions related to credit ratings of IP and Ameren and the elimination of IP’s 11.50% mortgage bonds. Given the current credit ratings of IP and the amount of IP’s 11.50% mortgage bonds that remain outstanding, IP’s payment of dividends on its common stock is restricted to $80 million in 2005 and $160 million cumulatively through 2006. In addition, in accordance with the order issued by the ICC, IP will establish a dividend policy comparable to the dividend policy of Ameren’s other Illinois utilities and consistent with achieving and maintaining a common equity to total capitalization ratio between 50% and 60%.

The following table presents dividends paid by Ameren Corporation and by Ameren’s subsidiaries to their respective parents for the six months ended June 30, 2005 and 2004:

	Six Months
	2005	2004
UE	$135	$145
CIPS	9	28
Genco	34	35
CILCORP(a)	30	18
IP(b)	40	-
Non-Registrants	5	6
Dividends paid by Ameren	$253	$232

(a) CILCO paid dividends of $20 million and $10 million for the six months ended June 30, 2005 and 2004, respectively.
(b)  Prior to October 2004, the ICC prohibited IP from paying dividends. If permitted to be paid, IP’s dividends would have been paid directly to Illinova and therefore indirectly to
       Dynegy.

Contractual Obligations

For a complete listing of our obligations and commitments, see Contractual Obligations under Part II, Item 7 and Note 15 - Commitments and Contingencies under Part II, Item 8 of the Ameren Companies’ combined Form 10-K for the fiscal year ended December 31, 2004. See Note 12 - Pension and Other Postretirement Benefits to our financial statements under Part I, Item 1 of this report for information regarding expected minimum funding levels for our pension plan.

Subsequent to December 31, 2004, obligations related to the procurement of coal and natural gas increased at Ameren, UE, CIPS, Genco, CILCORP, CILCO and IP to $4,639 million, $1,812 million, $278 million, $1,082 million, $745 million, $745 million and $316 million, respectively, as of June 30, 2005. Total other obligations at December 31, 2004, updated for material changes since year-end through June 30, 2005, at Ameren, UE, CIPS, Genco, CILCORP, CILCO and IP are $5,062 million, $1,967 million, $522 million, $1,082 million, $770 million, $770 million and $617 million, respectively.

Credit Ratings

On March 31, 2005, Moody’s upgraded IP’s credit ratings. IP’s senior secured debt rating was upgraded from Baa3 to Baa1, its issuer rating was upgraded from Ba1 to Baa2, and its preferred stock rating was upgraded from Ba3 to Ba1. This rating action concluded Moody’s review for possible upgrade that was initiated for these ratings on March 18, 2005. The ratings outlook for IP is now stable.

Any adverse change in the Ameren Companies’ credit ratings may reduce access to capital and/or increase the cost of borrowings, resulting in a negative impact on earnings. At June 30, 2005, if UE, CIPS, Genco, CILCORP, CILCO or IP were to receive a sub-investment-grade rating (less than BBB- or Baa3), Ameren, UE, CIPS, Genco, CILCORP, CILCO and IP could have been required to post collateral for certain trade obligations amounting to $98 million, $28 million, $1 million, $12 million, $1 million, $1 million, and $29 million, respectively. In addition, the cost of borrowing under our credit facilities can increase or decrease based on credit ratings. A credit rating is not a recommendation to buy, sell or hold securities and it should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

OUTLOOK

Below are some key trends that may impact the Ameren Companies’ financial condition and results of operation in 2005 and beyond:

Revenues

•
Electric rates for Ameren’s operating subsidiaries have been fixed or declining for periods ranging from 12 years to 22 years. In 2006, electric rate adjustment moratoriums and intercompany power supply contracts expire in Ameren’s regulatory jurisdictions. Approximately 8 million megawatthours supplied annually by Genco and 6 million megawatthours supplied annually by AERG have been subject to contracts to provide CIPS and CILCO, respectively, with power. The prices in these power supply contracts of $34.00 per megawatthour for AERG and $38.50 per megawatthour for Genco were below estimated market prices for similar contracts in July 2005. CIPS, CILCO and IP have made filings with the ICC, in 2005, outlining, among other things, a proposed framework for generation procurement after 2006. In 2005, Ameren will also begin the process of preparing utility cost-of-service studies to be submitted in Illinois and Missouri in late 2005 to determine rates for UE, CIPS, CILCO and IP. In March 2005 legislative hearings, Ameren indicated it expected the average rates for its Illinois utilities, on a combined basis, may increase by 10% to 20% in 2007 over present bundled rate levels, with 50% to 70% of this increase resulting from higher power costs. This estimate was based on a number of assumptions about market prices for power, which were based on 2005 prices at that time, the type of power supply product to be procured, future auction results, ratemaking outcomes and various other factors. The final results of the auction process and regulatory proceedings could be significantly different from these assumptions. Based on the results of a cost of service study that will be submitted by UE by the end of 2005 and the status of the environmental and fuel cost recovery rulemaking proceedings, UE will determine what course of action it believes should be taken in resetting electric rates for Missouri.  The MoPSC staff and other stakeholders will also review the study and, based upon their analyses, may also make rate recommendations. See Note 3 - Rate and Regulatory Matters to our financial statements under Part I, Item 1, of this report.
•	We expect continued economic growth in our service territory to benefit electric demand in 2005.
•	UE, Genco and CILCO are also seeking to raise the equivalent availability and capacity factors of power plants from 2004 levels.
•
In 2005, we expect natural gas and coal prices to support power prices in excess of 2004 levels. Power prices in the Midwest affect the amount of revenues UE, Genco and CILCO (through AERG) can generate by marketing any excess power into the interchange markets and influence the cost of power we purchase in the interchange markets.

•
On April 1, 2005, the MISO Day Two Markets began operating. The Day Two markets present an opportunity for increased power sales from UE, Genco and CILCO power plants and improved access to power for UE, CIPS, CILCO and IP, but also higher MISO-related costs. During initial MISO Day Two operations, we experienced what we believed was suboptimal dispatching of power plants and some price volatility, which have improved.

Fuel and Purchased Power

•
In 2004, 86% of Ameren’s electric generation (UE-80%, Genco-93%, CILCO-99%) was supplied by its coal-fired power plants and approximately 85% of the coal used by these plants (UE-97%, Genco-66%, CILCO-26%) was delivered by railroads from the Powder River Basin (“PRB”) in Wyoming. On May 7 and 8, 2005, the joint Burlington Northern-Union Pacific rail line in the PRB suffered two derailments due to unstable track conditions. As a result, the Federal Rail Administration placed slow orders, or speed restrictions, on sections of the line until the track could be made safe. These actions reduced deliveries of coal from PRB mines. Because of the railroad delivery problems, UE expects to receive about 85 to 90% of scheduled deliveries of PRB coal until track repairs are complete and the slow orders are removed. The railroads are projecting that maintenance of the joint rail line will be completed in November 2005 and normal deliveries should resume at that time.

Ameren, UE, Genco and CILCO believe they have sufficient coal inventories to maintain generation at all coal plants through the maintenance period at the projected delivery levels. In order to reduce coal inventory shortage risk should other variations in deliveries occur, Ameren, UE, Genco and CILCO are implementing a coal management strategy. This strategy includes reducing sales of power during low-margin periods and purchasing economically available coal in the spot market. Actual power plant performance, power market conditions, weather-induced demand for power, availability of alternative coal supplies and the actual time required for the railroads to resume normal deliveries of PRB coal could have a significant impact on the effectiveness of these strategies.
•
Ameren’s coal and related transportation costs rose in 2004 and are expected to increase 3% to 5% in 2005, an additional 5% to 10% in 2006, and to increase again by 10% to 15% in 2007. See Item 3 - Quantitative and Qualitative Disclosures about Market Risk for information about the percentage of coal and transportation requirements that are price-hedged for 2005 through 2009.

•
In July 2005 a new law was enacted that will enable the MoPSC to put in place an environmental cost recovery mechanism for Missouri’s utilities. In addition, it will enable the MoPSC to allow electric utilities to recover fuel and purchased power costs through a similar recovery mechanism. The legislation also includes rate case filing requirements, a 2.5% annual rate increase cap for the environmental recovery mechanism and prudency reviews, among other things.

Other Costs

•
UE’s Callaway nuclear plant will have a refueling and maintenance outage beginning in September 2005, which is expected to last 70 to 75 days.  During this outage, major capital equipment will be replaced and upgraded providing a 60 megawatt increase in the generating capacity of the plant. As a result, the outage will last longer than a typical refueling outage, which usually lasts 30 to 35 days and occurs approximately every 18 months. During a refueling outage, maintenance and purchased power costs increase, and the amount of excess power available for sale decreases versus non-outage years.

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

Capital Expenditures

•
The EPA has issued more stringent emission limits on all coal-fired power plants. Between 2005 and 2015, Ameren expects that certain of the Ameren Companies will be required to invest between $1.4 and $1.9 billion to retrofit their power plants with pollution control equipment. These investments will also result in higher ongoing operating expenses. Approximately two-thirds of this investment will be in Ameren’s regulated Missouri operations and therefore is expected to be recoverable over time from ratepayers. The recoverability of amounts expended in non-rate-regulated operations will depend on the adjustment of market prices for power as a result of this increased investment.

•
In June 2005, UE issued a request for proposal for the purchase of 500 to 800 megawatts of capacity and associated energy starting in 2006 through the acquisition of gas-fired, simple-cycle or combined-cycle electric generating resources currently operating in the MISO.  UE is also evaluating its longer-term needs for new baseload and peaking electric generation capacity.

Affiliate Transactions

•
Due to the MoPSC order approving the Illinois service territory transfer or future regulatory proceedings, there could be changes to the agreement between UE and Genco to jointly dispatch electric generation or changes to the effect of that agreement on revenues and/or electric margins. Such changes could affect the pricing or availability of power transferred between Genco and UE. Based on operating performance for the past year, such changes would likely result in a transfer of electric margins from Genco to UE. The ultimate impact of any modifications to the joint dispatch agreement will be determined by future native load demand, the availability of electric generation from UE and Genco and market prices, among other things, but such impact could be material. Ameren’s earnings could be affected if electric rates for UE are adjusted by the MoPSC to reflect the provisions of the MoPSC order approving the service territory transfer and/or other changes to the joint dispatch agreement. See Note 3 - Rate and Regulatory Matters to our financial statements in Part 1, Item 1 of this report for a discussion of modifications to the joint dispatch agreement ordered by the MoPSC.

Recent Acquisitions

•
Ameren, CILCORP, CILCO and IP expect to continue to focus on realizing integration synergies associated with these acquisitions, including lower fuel costs at CILCORP and CILCO and reduced administrative and operating expenses at IP.

Other

•
In August 2005, the president signed into law the Energy Policy Act of 2005. This legislation includes several provisions that impact the Ameren Companies, including, among others, the repeal of the PUHCA effective in February 2005, under which Ameren is registered, and tax incentives for investments in pollution control equipment, electric transmission property, clean coal facilities and natural gas distribution lines. The Energy Policy Act of 2005 also extends the Price-Anderson nuclear plant liability provisions under the Atomic Energy Act of 1954.

The outcome and developments related to the above items could have a material impact on our results of operations, financial position, or liquidity. Additionally, in the ordinary course of business, we evaluate strategies to enhance our results of operations, financial position, and liquidity. These strategies may include acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives to increase Ameren’s shareholder value. We are unable to predict which, if any, of these initiatives will be executed. The execution of these initiatives may have a material impact on our future results of operations, financial position, or liquidity.

RISK FACTORS

Ameren may not be able to integrate IP successfully into its other businesses or achieve the benefits it anticipates.

Ameren cannot ensure that it will be able to integrate IP successfully with its other businesses. The integration of IP with its other businesses will present significant challenges; Ameren may not be able to operate the combined company as effectively as expected. Ameren may also fail to achieve the anticipated benefits of the acquisition as quickly or as cost-effectively as anticipated, or it may not be able to achieve those benefits at all. Ameren expects that this acquisition will be accretive to earnings per share in the first two years. This expectation is based on important assumptions, which may be incorrect, including assumptions related to expected financing arrangements, regulatory treatment, interest rates, market prices for power, and synergies. As a result, if Ameren is unable to integrate its businesses effectively or to achieve the benefits anticipated, its results of operations, financial position, and liquidity may be materially adversely affected.

The electric and gas rates that certain Ameren Companies are allowed to charge in Missouri and Illinois are largely set through 2006. These “rate freezes,” along with other actions of regulators that can significantly affect our earnings, liquidity and business activities, are largely outside our control.

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

As a part of the settlement of UE’s Missouri electric rate case in 2002, UE is subject to a rate moratorium that prohibits changes in its electric rates in Missouri before July 1, 2006, subject to limited statutory and other exceptions.  Furthermore, as part of the settlement of UE’s Missouri gas rate case, which was approved by the MoPSC on January 13, 2004, UE agreed to a rate moratorium. UE will make no changes in its gas delivery rates prior to July 1, 2006, subject to certain exceptions. Also, in the order approving Ameren’s acquisition of IP, the ICC prohibited IP from filing for any proposed increase in gas delivery rates to be effective prior to January 1, 2007, beyond IP’s then-pending request for a gas delivery rate increase. In addition, a provision of the Illinois legislation related to the restructuring of the Illinois electric industry put a rate freeze into effect in Illinois through January 1, 2007, for CIPS, CILCO and IP. This Illinois legislation also requires that 50% of the earnings from each respective Illinois jurisdiction in excess of certain levels be refunded to CIPS’, CILCO’s and IP’s Illinois customers through 2006. The ICC conducted workshops seeking input from interested parties on the framework to be used for retail rate determination and for generation procurement by customers after the current Illinois rate freeze and supply contracts end in 2006. In 2005, CIPS, CILCO and IP have made filings with the ICC outlining a proposed framework for a generation procurement auction and a rate mechanism to legislators to pass generation costs through to customers, among other things.

As a part of the settlement of UE’s Missouri electric rate case in 2002, UE also undertook to use commercially reasonable efforts to make critical energy infrastructure investments of $2.25 billion to $2.75 billion from January 1, 2002 through June 30, 2006. Ameren also committed IP to make between $275 million and $325 million in energy infrastructure investments over its first two years of ownership, in conjunction with the ICC’s approval of Ameren’s acquisition of IP. UE’s agreement to a rate moratorium in Missouri and CIPS’, CILCO’s and IP’s rate freezes mean that capital expenditures will not become recoverable in rates, and will not earn a return, before July 1, 2006, for UE and January 1, 2007, for CIPS, CILCO and IP. Therefore, undertakings with respect to energy infrastructure investments and funding new programs, coupled with the rate reductions and rate moratoriums, could result in increased financing requirements for UE, CIPS, CILCO and IP and thus have a material impact on our results of operations, financial position, and liquidity.

The Ameren Companies do not currently have in either Missouri or Illinois a fuel adjustment clause for their electric operations that would allow them to recover from customers, the costs for purchased power or increased fuel used for generation. Therefore, to the extent that we have not hedged our fuel and power costs, we are exposed to changes in fuel and power prices to the extent that fuel for our electric generating facilities and power must be purchased on the open market in order for us to serve our customers. See the Outlook section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of Missouri legislation enabling a fuel adjustment clause.

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

Principally because of rate reductions and rate moratoriums that affect certain Ameren Companies, increased costs and investments have resulted in decreased returns in our distribution utility businesses. In 2005, Ameren began the process for preparing and submitting proposals for utility rate adjustments in Illinois and Missouri to take effect after the expiration of the applicable rate moratoriums.

We are not able to predict what rate treatment certain Ameren Companies will receive after the rate moratoriums expire in Missouri and Illinois. See Note 3 - Rate and Regulatory Matters to our financial statements under Part I, Item 1, of this report. In response to competitive, economic, political, legislative and regulatory pressures, we may be subject to further rate moratoriums, rate refunds, limits on rate increases or rate reductions, any and all of which could have a significant adverse affect on our results of operations, financial position, and liquidity.

Increased federal and state environmental regulation will require UE, Genco and CILCO to incur large capital expenditures and increase operating costs.

Approximately 65% of Ameren’s generating capacity is coal-fired. The balance is nuclear, gas-fired, hydro, and oil-

fired. In March 2005, the EPA issued final regulations with respect to SO2, NOx, and mercury emissions from coal-fired power plants. These new rules will require significant additional reductions in these emissions from our power plants in phases, beginning in 2010. Preliminary estimates of capital costs, based on Ameren systems’ current technology, to comply with the EPA proposed SO2, NOx, and mercury emission regulations, range from $1.4 billion to $1.9 billion by 2015.

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

The EPA has been conducting an enforcement initiative in an effort to determine whether modifications at a number of coal-fired power plants owned by electric utilities in the U.S. are subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The EPA’s inquiries focus on whether the best available emission control technology was or should have been used at such power plants when major maintenance or capital improvements were made.

In April 2005, Genco received a request from the EPA for information pursuant to Section 114(a) of the Clean Air Act seeking detailed operating and maintenance history data with respect to its Meredosia, Hutsonville, Coffeen and Newton facilities, EEI’s Joppa facility and AERG’s E.D. Edwards and Duck Creek facilities. All of these facilities are coal-fired plants. The information request requires Genco to provide responses to specific EPA questions regarding certain projects and maintenance activities in order to determine compliance with certain Illinois air pollution and emissions rules and with the New Source Performance Standard requirements of the Clean Air Act. Genco is fully complying with this information request, but cannot predict the outcome of this matter at this time.

We are unable to predict the ultimate effect of any new environmental regulations, voluntary compliance guidelines, enforcement initiatives, or legislation on our results of operations, financial position, or liquidity. Any of these factors would add significant pollution control expenditures and operating costs to UE’s, Genco’s and CILCO’s generating assets and, therefore, could also increase financing requirements for some Ameren Companies. Although costs incurred by UE would be eligible for recovery in rates over time, subject to MoPSC approval in a rate proceeding, there is no similar mechanism for recovery of costs by Genco or CILCO in Illinois.

UE’s, CIPS’, CILCO’s and IP’s participation in the MISO could increase costs, reduce revenues, and reduce UE’s, CIPS’, CILCO’s and IP’s control over their transmission assets. Genco could also incur increased costs or reduced revenues as a result of participation in the MISO Day Two Markets.

On May 1, 2004, functional control of the UE and CIPS transmission systems was transferred to the MISO. On September 30, 2004, IP transferred functional control of its transmission system to the MISO. CILCO had transferred functional control of its transmission system to the MISO before its acquisition. Ameren, UE, CIPS, CILCO and IP may be required to incur expenses or expand their transmission systems according to decisions made by MISO rather than according to their internal planning process. See Note 3 - Rate and Regulatory Matters to our financial statements under Part II, Item 8, of the Ameren Companies’ combined Form 10-K for the fiscal year ended December 31, 2004.

The MISO Day Two Market, which began operation on April 1, 2005, is designed to result in improved transparency of power pricing and efficiency in generation dispatch. Since this is a new and complex market, there could be significant initial price volatility. In addition, the movement of power could result in unanticipated transmission congestion charges or credits.

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

We have defined benefit and postretirement plans that cover substantially all of our employees. Assumptions related to future costs, returns on investments, interest rates, and other actuarial assumptions have a significant impact on our earnings and funding requirements. Assuming that we continue to receive federal interest rate relief beyond 2005, we do not expect contributions to our defined benefit plans to be required until 2008 and 2009, when an aggregate $400 million is expected to be contributed. This amount is an estimate; it may change because of actual investment performance, changes in interest rates, or any pertinent changes in government regulations, any of which could also result in a requirement to record an additional minimum pension liability.

In addition to the costs of our retirement plans, the costs of providing health care benefits to our employees and retirees have increased substantially in recent years. We believe that our employee benefit costs, including costs related to health care plans for our employees and former employees, will continue to rise. The increasing costs and funding requirements associated with our defined benefit retirement plans, health care plans and other employee benefits may adversely affect our results of operations, financial position, or liquidity.

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

UE, Genco, CILCO, AERG, Medina Valley, and EEI own and operate coal, nuclear, gas-fired, hydro, and oil-fired generating facilities. Operation of electric generating facilities involves certain risks that can adversely affect energy output and efficiency levels. Included among these risks are:

•	increased prices for fuel and fuel transportation;
•	facility shutdowns due to a failure of equipment or processes or operator error;
•	longer-than-anticipated maintenance outages;
•	disruptions in the delivery of fuel and lack of adequate inventories;
•	labor disputes;
•	inability to comply with regulatory or permit requirements;
•	disruptions in the delivery of electricity;
•	increased capital expenditures requirements, including those due to environmental regulation; and
•	unusual or adverse weather conditions, including catastrophic events such as fires, explosions, floods or other similar occurrences affecting electric generating facilities.

A substantial portion of Genco’s and CILCO’s generating capacity is committed under affiliate contracts that expire at the end of 2006. Upon expiration of these contracts, Genco’s and CILCO’s electric generating facilities must compete for the sale of energy and capacity, which exposes them to price risk.

As of June 30, 2005, Genco and CILCO, through AERG, owned 4,199 megawatts and 1,165 megawatts, respectively, of non-rate-regulated electric generating facilities. Of these non-rate-regulated electric generating facilities, approximately 3,700 megawatts are currently under full-requirements contracts with our affiliates. The remainder of the generating capacity must compete for the sale of energy and capacity.

To the extent electric capacity generated by these facilities is not under contract to be sold, the revenues and results of operations of these non-rate-regulated subsidiaries will generally depend on the prices that they can obtain for energy and capacity in Illinois and adjacent markets. Among the factors that could influence such prices (all of which are beyond our control to a significant degree) are:

•	the current and future market prices for natural gas, fuel oil and coal;
•	current and forward prices for the sale of electricity;
•	the extent of additional supplies of electric energy from current competitors or new market entrants;
•	the pace of deregulation in our market area and the expansion of deregulated markets;
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

In a report issued by the ICC in late 2004, a process was outlined that would have CIPS, CILCO and IP procuring power through an auction monitored by the ICC after the current Illinois rate freeze and supply contracts end in 2006. Genco and AERG, through Marketing Company, would probably participate in this auction, but there might be a limit on the maximum amount of power they could supply to Ameren’s Illinois utilities. See Note 3 - Rate and Regulatory Matters to our financial statements under Part I, Item 1, of this report.

Genco and UE have signed an agreement to dispatch their generating facilities jointly, which produces benefits and efficiencies for both generating parties. Recently completed or future federal and state regulatory proceedings and policies may evolve in ways that could affect Genco’s ability to participate in these affiliate transactions on current terms. For example, as a result of the MoPSC order approving the transfer of UE’s Illinois-based utility business to CIPS, certain terms of the joint dispatch agreement were ordered to be modified. Due to this MoPSC order or future regulatory proceedings, there could be changes to the joint dispatch agreement that would affect revenues and/or electric margins. Such changes could affect the pricing or availability of power transferred between Genco and UE. Based on operating performance for the past year, such changes would likely result in a transfer of electric margins from Genco to UE. The ultimate impact of any modifications to the joint dispatch agreement will be determined by future native load demand, the availability of electric generation from UE and Genco and market prices, among other things, but such impact could be material. Ameren’s earnings could be affected if electric rates for UE are adjusted by the MoPSC to reflect the provisions of the MoPSC order approving the service territory transfer and/or other changes to the joint dispatch agreement. See Note 3 - Rate and Regulatory Matters to our financial statements in Part 1, Item 1 of this report for a discussion of modifications to the joint dispatch agreement ordered by the MoPSC.

UE’s ownership and operation of a nuclear generating facility creates business, financial and waste disposal risks.

UE owns the Callaway nuclear plant, which represents approximately 13% of UE’s generation capacity. Therefore, UE is subject to the risks of nuclear generation, which include the following:

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

The NRC has broad authority under federal law to impose licensing and safety requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines, shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants such as UE’s. In addition, if a serious nuclear incident occurred, it could have a material but indeterminable adverse effect on UE’s results of operations, financial position, or liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

Operating performance at UE’s Callaway nuclear plant has resulted in unscheduled or extended outages including the extension of Callaway’s scheduled refueling and maintenance outage in 2004. In addition, Ameren and UE incurred significant unanticipated replacement power and maintenance costs. As a result, the operating performance at UE’s Callaway nuclear plant has declined in comparison with both its past operating performance and the operating performance of other nuclear plants in the U.S. Ameren and UE are actively working to address the factors that led to the decline in Callaway’s operating performance. Management and supervision of operating personnel, equipment reliability, maintenance worker practices, engineering performance, and overall organizational effectiveness have been reviewed with some actions taken and other actions currently under consideration. However, Ameren and UE cannot predict whether such efforts will result in an overall improvement of operations at Callaway. Any actions taken are expected to result in incremental operating costs at Callaway. Further, additional unscheduled or extended outages at Callaway could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and UE.

Our energy risk management strategies may not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities or increased volatility in our earnings.

We are exposed to changes in market prices for natural gas, fuel, electricity, and emission credits. Prices for natural gas, fuel, electricity, and emission credits may fluctuate substantially over relatively short periods of time and expose us to commodity price risk. We use long-term purchase and sales contracts in addition to derivatives such as forward contracts, futures contracts, options, and swaps to manage these risks. We attempt to manage our risk associated with these activities through enforcement of established risk limits and risk management procedures. We cannot assure that these strategies will be successful in managing our pricing risk, or that they will not result in net liabilities to us as a result of future volatility in these markets.

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

We are exposed to risk that counterparties who owe us money, energy or other commodities or services will not be able to perform their obligations. Should the counterparties to these arrangements (which include agreements for a subsidiary of Dynegy and others to supply electricity to IP during 2005 and 2006) fail to perform, we might be forced to replace the underlying commitment at then-current market prices. In such event, we might incur losses in addition to the amounts, if any, already paid to the counterparties.

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

REGULATORY MATTERS

See Note 3 - Rate and Regulatory Matters to our financial statements under Part I, Item 1, of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables such as interest rates, commodity prices and equity security prices. We handle market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable. Such risks, principally business, legal and operational risks, are not represented in the following discussion.

Our risk-management objective is to optimize our physical generating assets within prudent risk parameters. Our risk-management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Except as discussed below, there were no material changes from the disclosures in the Ameren Companies’ combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004. See the 2004 Form 10-K for a more detailed discussion of our market risks.

Interest Rate Risk

We are exposed to market risk through changes in interest rates. The following table presents the estimated increase (decrease) in our annual interest expense and net income if interest rates were to increase by 1% on variable rate debt outstanding at June 30, 2005:

	Interest Expense		Net Income(a)
Ameren	$11		$(7)
UE	10		(6)
CIPS	(b	)	(b )
Genco	-		-
CILCORP	2		(1)
CILCO	1		(1)
IP	3		(2)

(a)	Calculations are based on an effective tax rate of 36%.
(b)	Less than $1 million.

Credit Risk

Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. NYMEX-traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. On all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction.

Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables, executory contracts with market risk exposures, and leveraged lease investments. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At June 30, 2005, no nonaffiliated customer represented greater than 10%, in the aggregate, of our accounts receivable. Our revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. UE, Genco and Marketing Company have credit exposure associated with accounts receivable from nonaffiliated companies for interchange power sales. At June 30, 2005, UE’s, Genco’s and Marketing Company’s combined credit exposure to non-investment-grade counterparties related to interchange sales was less than $1 million, net of collateral (2004 - $2 million). We establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk-management program that involves daily exposure reporting to senior management, master trading and netting agreements, and credit support, such as letters of credit and parental guarantees. We also analyze each counterparty’s financial condition prior to entering into sales, forwards, swaps, futures or option contracts, and we monitor counterparty exposure associated with our leveraged leases. We are currently evaluating our credit exposure associated with the implementation of the MISO Day Two Markets on April 1, 2005. At June 30, 2005, we estimate this credit exposure to be $10 million.

Equity Price Risk

Our costs of providing defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, including the rate of return on plan assets. To the extent the value of plan assets declines, the effect could be reflected in net income and OCI, and the amount of cash required to be contributed to the plans.

Commodity Price Risk

The Ameren Companies are exposed to changes in market prices for natural gas, fuel and electricity to the extent they cannot be recovered through rates.

The following table presents the percentages of the projected required supply of coal and coal transportation for our coal-fired power plants, nuclear fuel for UE’s Callaway nuclear plant and natural gas for our gas-fired generation (CTs) and retail distribution, as appropriate, which are price-hedged over the remainder of 2005 through 2009:

	2005	2006	2007 - 2009
Ameren:
Coal	99%	93%	62%
Coal transportation	100	96	83
Nuclear fuel	100	100	40
Natural gas for generation	41	12	3
Natural gas for distribution(a)	n/a	24	6
UE:
Coal	98%	91%	58%
Coal transportation	100	99	85
Nuclear fuel	100	100	40
Natural gas for generation	24	6	3
Natural gas for distribution(a)	n/a	37	10
CIPS:
Natural gas for distribution(a)	n/a	34%	13%
Genco:
Coal	100%	98%	73%
Coal transportation	100	98	65
Natural gas for generation	47	13	4
CILCORP:
Coal	100%	95%	58%
Coal transportation	100	72	64
Natural gas for distribution(a)	n/a	29	10
CILCO:
Coal	100%	95%	58%
Coal transportation	100	72	64
Natural gas for distribution(a)	n/a	29	10

2005	2006	2007 - 2009
IP:
Natural gas for distribution(a)	n/a	14%	1%

(a)
Represents the percentage of natural gas price-hedged for the peak winter season which includes the months of November through March. The year 2005 represents the period January 2005 through March 2005 and therefore is non-applicable (n/a) for this report. The year 2006 represents November 2005 through March 2006. This continues each successive year through March 2009.

The following table presents the estimated annual increase in our total fuel expense and decrease in net income if coal and coal transportation costs were to increase by 1% on any requirements currently not covered by fixed-price contracts for the remainder of 2005 through 2009:

	Coal		Transportation
	Fuel Expense	Net Income(a)	Fuel Expense		Net Income(a)
Ameren	$7	$(4)	$2		$(1)
UE	4	(2)	(b	)	(b	)
Genco	2	(1)	1		1
CILCORP	1	(b )	1		1
CILCO	1	(b )	1		1

(a)	Calculations are based on an effective tax rate of 36%.
(b)	Less than $1 million.

In the event of a significant increase in coal prices, UE, Genco and CILCO would probably take actions to further mitigate their exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure or fuel sources.

See Note 9 - Commitments and Contingencies to our financial statements under Part I, Item 1, of this report for further information.

Fair Value of Contracts

Most of our commodity contracts qualify for treatment as normal purchases and normal sales. We use derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three months and six months ended June 30, 2005. The sources used to determine the fair value of these contracts were primarily active market quotes and other external sources. All of these contracts have maturities of less than three years.

	Ameren(a)	UE	CIPS	CILCORP	CILCO
Three Months Fair value of contracts at beginning of period, net	$47	$(5)	$15	$34	$34
Contracts realized or otherwise settled during the period	(4)	-	(1)	(1)	(1)
Changes in fair values attributable to changes in valuation technique and assumptions	-	-	-	-	-
Fair value of new contracts entered into during the period	1	-	-	-	-
Other changes in fair value	(3)	(2)	(2)	(3)	(3)
Fair value of contracts outstanding at end of period, net	$41	$(7)	$12	$30	$30
Six Months Fair value of contracts at beginning of period, net	$21	$(10)	$6	$14	$14
Contracts realized or otherwise settled during the period	(9)	-	(1)	-	-
Changes in fair values attributable to changes in valuation technique and assumptions	-	-	-	-	-
Fair value of new contracts entered into during the period	-	-	-	-	-
Other changes in fair value	29	3	7	16	16
Fair value of contracts outstanding at end of period, net	$41	$(7)	$12	$30	$30

(a)	Includes amounts for Ameren Registrant and non-Registrant subsidiaries and intercompany eliminations.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the principal executive officer and principal financial officer of each of the Ameren Companies have evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the principal executive officer and principal financial officer of each of the Ameren Companies have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to such Registrant that is required in such Registrant’s reports filed or submitted to the SEC under the Exchange Act and are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Change in Internal Controls

There has been no change in the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting, except for the following. As a result of the acquisition of IP on September 30, 2004, Ameren is integrating the accounting and financial reporting processes of IP into certain Ameren shared service functions. In that regard, certain aspects of IP's internal control over financial reporting were modified to conform to the existing Ameren internal controls during the quarter ended June 30, 2005. On April 1, 2005, Ameren converted IP from its legacy financial information systems (excluding IP's billing system) to the financial information systems of Ameren. As a result of these system conversions, certain of Ameren's internal controls over financial reporting were modified to accommodate the accounting processes of IP. Additionally, on April 1, 2005, certain internal controls over financial reporting were implemented or modified in conjunction with Ameren's participation in the MISO Day Two Market. These internal controls primarily related to revenue and cost recognition associated with power sales and purchases and market administration expenses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Note 3 - Rate and Regulatory Matters, Note 8 - Related Party Transactions and Note 9 - Commitments and Contingencies to our financial statements under Part I, Item 1 of this report contain information on legal and administrative proceedings which are incorporated by reference under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents Ameren Corporation's purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2005	4,000	$ 51.20	-	-
May 1 - May 31, 2005	64,197	53.08	-	-
June 1 - June 30, 2005	6,250	55.44	-	-
Total	74,447	$ 53.18	-	-

(a)
These shares of Ameren common stock were purchased by Ameren in open-market transactions in satisfaction of Ameren’s obligations upon the exercise by employees of options issued under Ameren’s Long-term Incentive Plan of 1998. Ameren does not have any publicly announced equity securities repurchase plans or programs.

None of the other Registrants purchased equity securities reportable under Item 703 of Regulation S-K during the April 1 to June 30, 2005, period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Ameren

At Ameren’s annual meeting of shareholders held on April 26, 2005, the following matters were presented to the meeting for a vote and the results of such voting are as follows:

Item (1) Election of 12 directors (comprising Ameren’s full Board of Directors) to serve until the next annual meeting of shareholders in 2006.

Name	For	Withheld	Non-Voted Brokers(a)
Susan S. Elliott	161,243,487	2,911,323	-
Gayle P.W. Jackson	161,257,847	2,896,963	-
James C. Johnson	161,242,998	2,911,812	-
Richard A. Liddy	160,963,364	3,191,446	-
Gordon R. Lohman	161,150,037	3,004,773	-
Richard A. Lumpkin	161,178,339	2,976,471	-
Paul L. Miller, Jr.	161,313,464	2,841,346	-
Charles W. Mueller	161,245,972	2,908,838	-
Douglas R. Oberhelman	155,588,964	8,565,846	-
Gary L. Rainwater	161,091,987	3,062,823	-
Harvey Saligman	161,166,492	2,988,318	-
Patrick T. Stokes	161,174,647	2,980,163	-

(a)	Broker shares included in the quorum but not voting on the item.

Item (2) Ratification of PricewaterhouseCoopers LLP as Ameren’s registered independent public accounting firm for the fiscal year ending December 31, 2005.

For	Against	Abstain	Non-Voted Brokers(a)
160,652,035	1,770,125	1,732,183	19,227,906

(a)	Broker shares included in the quorum but not voting on the item.

Item (3) Shareholder proposal relating to the storage of irradiated fuel rods at UE’s Callaway nuclear plant.

For	Against	Abstain	Non-Voted Brokers(a)
9,880,824	99,773,516	10,714,943	63,012,966

(a)	Broker shares included in the quorum but not voting on the item.

Item (4) Shareholder proposal requiring an independent chairman of Ameren’s Board of Directors.

For	Against	Abstain	Non-Voted Brokers(a)
26,009,212	90,908,627	3,451,676	63,012,734

(a)	Broker shares included in the quorum but not voting on the item.

UE

At UE’s annual meeting of shareholders held on April 26, 2005, the following individuals (comprising UE’s full Board of Directors) were elected to serve until the next annual meeting of shareholders in 2006: Warner L. Baxter, Daniel F. Cole, Richard J. Mark, Gary L. Rainwater, Steven R. Sullivan, Thomas R. Voss and David A. Whiteley. Each individual received 102,123,834 votes for election and no withheld votes or broker non-votes.

CIPS

At CIPS’ annual meeting of shareholders held on April 26, 2005, the following individuals (comprising CIPS’ full Board of Directors) were elected to serve until the next annual meeting of shareholders in 2006: Warner L. Baxter, Daniel F. Cole, Scott A. Cisel, Gary L. Rainwater, Steven R. Sullivan, Thomas R. Voss and David A. Whiteley. Each individual received 25,452,373 votes for election and no withheld votes or broker non-votes.

CILCO

At CILCO’s annual meeting of shareholders held on April 26, 2005, the following individuals (comprising CILCO’s full Board of Directors) were elected to serve until the next annual meeting of shareholders in 2006: Warner L. Baxter, Scott A. Cisel,

Daniel F. Cole, Gary L. Rainwater, Steven R. Sullivan, Thomas R. Voss and David A. Whiteley. Each individual received 13,563,871 votes for election and no withheld votes or broker non-votes.

IP

At IP’s annual meeting of shareholders held on April 26, 2005, the following individuals (comprising IP’s full Board of Directors) were elected to serve until the next annual meeting of shareholders in 2006: Warner L. Baxter, Scott A. Cisel, Daniel F. Cole, Gary L. Rainwater, Steven R. Sullivan, Thomas R. Voss and David A. Whiteley. Each individual received 23,000,000 votes for election and no withheld votes or broker non-votes.

GENCO and CILCORP

The information called for by this item is omitted in reliance on General Instruction H(1)(a) and (b) of Form 10-Q.

ITEM 5. OTHER INFORMATION.

Mr. Paul L. Miller, Jr., a director of Ameren Corporation, died on July 14, 2005. No decision has been made as to who, if anyone, will be appointed to replace Mr. Miller.

ITEM 6. EXHIBITS.

(a)  Exhibits. The documents listed below are being filed on behalf of Ameren, UE, CIPS, Genco, CILCORP, CILCO and IP as indicated.

Exhibit Designation	Registrant(s)	Nature of Exhibit
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	UE	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of UE
31.4	UE	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of UE
31.5	CIPS	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CIPS
31.6	CIPS	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CIPS
31.7	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Genco
31.8	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Genco
31.9	CILCORP	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CILCORP
31.10	CILCORP	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CILCORP
31.11	CILCO	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CILCO
31.12	CILCO	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CILCO
31.13	IP	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of IP
31.14	IP	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of IP
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer of Ameren
32.2	Ameren	Section 1350 Certification of Principal Financial Officer of Ameren
32.3	UE	Section 1350 Certification of Principal Executive Officer of UE
32.4	UE	Section 1350 Certification of Principal Financial Officer of UE
32.5	CIPS	Section 1350 Certification of Principal Executive Officer of CIPS
32.6	CIPS	Section 1350 Certification of Principal Financial Officer of CIPS
32.7	Genco	Section 1350 Certification of Principal Executive Officer of Genco
32.8	Genco	Section 1350 Certification of Principal Financial Officer of Genco
32.9	CILCORP	Section 1350 Certification of Principal Executive Officer of CILCORP
32.10	CILCORP	Section 1350 Certification of Principal Financial Officer of CILCORP
32.11	CILCO	Section 1350 Certification of Principal Executive Officer of CILCO
32.12	CILCO	Section 1350 Certification of Principal Financial Officer of CILCO
32.13	IP	Section 1350 Certification of Principal Executive Officer of IP
32.14	IP	Section 1350 Certification of Principal Financial Officer of IP

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
(Principal Accounting Officer)

 CENTRAL ILLINOIS LIGHT COMPANY
(Registrant)

              /s/ Martin J. Lyons
Martin J. Lyons
 Vice President and Controller
(Principal Accounting Officer)

      ILLINOIS POWER COMPANY
(Registrant)

              /s/ Martin J. Lyons
Martin J. Lyons
 Vice President and Controller
(Principal Accounting Officer)

Date: August 9, 2005