Form 10-Q/A
period 2005-09-30
UNION ELECTRIC CO; CENTRAL ILLINOIS LIGHT CO; CILCORP INC; AMEREN CORP; AMERENENERGY GENERATING CO
filed 2007-02-12
CIK 100826, 18651, 762129, 1002910, 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(X)  Quarterly report pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934
                 for the Quarterly Period Ended September 30, 2005
OR
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

Indicate by check mark whether each Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Ameren Corporation	Yes	(X)	No	( )
Union Electric Company	Yes	( )	No	(X)
Ameren Energy Generating Company	Yes	( )	No	(X)
CILCORP Inc.	Yes	( )	No	(X)
Central Illinois Light Company	Yes	( )	No	(X)

Indicate by check mark whether each Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Ameren Corporation	Yes	( )	No	(X)
Union Electric Company	Yes	( )	No	(X)
Ameren Energy Generating Company	Yes	( )	No	(X)
CILCORP Inc.	Yes	( )	No	(X)
Central Illinois Light Company	Yes	( )	No	(X)

The number of shares outstanding of each Registrant’s classes of common stock as of November 1, 2005, was as follows:

Ameren Corporation	Common stock, $.01 par value per share - 204,273,646

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the Registrant) - 102,123,834

Ameren Energy Generating Company	Common stock, no par value, held by Ameren Energy Development Company (parent company of the Registrant and indirect subsidiary of Ameren Corporation) - 2,000

CILCORP Inc.	Common stock, no par value, held by Ameren Corporation (parent company of the Registrant) - 1,000

Central Illinois Light Company	Common stock, no par value, held by CILCORP Inc. (parent company of the Registrant and subsidiary of Ameren Corporation) - 13,563,871

EXPLANATORY NOTE

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of Ameren Corporation (Ameren), Union Electric Company (UE), Ameren Energy Generating Company (Genco), CILCORP Inc. (CILCORP), and Central Illinois Light Company (CILCO), which was originally filed with the Securities and Exchange Commission (SEC) on November 9, 2005.

This Amendment is being filed by Ameren, UE, Genco, CILCORP and CILCO solely to include preferability letters from their independent registered public accounting firm related to the accounting for emission allowances, as Ameren, UE, Genco, CILCORP and CILCO elected to change their accounting method for the classification of emission allowances from an inventory model to the intangible model. This revision does not affect the respective registrants’ previously reported consolidated statement of income for the three month period ended September 30, 2005, the statement of income or cash flows for the nine-month period ended September 30, 2005, or the consolidated balance sheet as of September 30, 2005. In order to comply with certain requirements of the SEC’s rules in connection with the filing of this Amendment on Form 10-Q/A, this Amendment includes Part II, Item 6: Exhibits to reflect the filing of updated certifications of the principal executive and principal financial officers of Ameren, UE, Genco, CILCORP and CILCO and the inclusion of the preferability letters as Exhibits 18.1, 18.2, 18.3, 18.4, and 18.5. This Amendment No. 1 does not make any other changes to the registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

The Form 10-Q for the quarter ended September 30, 2005 that was originally filed with the SEC on November 9, 2005 was a combined Form 10-Q that was separately filed by Ameren, UE, Central Illinois Public Service Company (CIPS), Genco, CILCORP, CILCO, and Illinois Power Company (IP) (collectively, the Ameren Companies). This Amendment does not constitute an amendment to the Form 10-Q filed by CIPS or IP for the quarter ended September 30, 2005. Each of the Registrants is filing on its own behalf all of the information contained in this Amendment that relates to it. No Registrant is filing any information that does not relate to it, and therefore no Registrant makes any representation as to any such information.

ITEM 6.   EXHIBITS.

(a)  Exhibits. The documents listed below are being filed or have been previously filed on behalf of the Ameren Companies and are herein incorporated by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit

Letter Re Change in Accounting Principles
18.1	Ameren	Letter from PricewaterhouseCoopers LLP, dated February 7, 2007, regarding change in accounting principles
18.2	UE	Letter from PricewaterhouseCoopers LLP, dated February 7, 2007, regarding change in accounting principles
18.3	Genco	Letter from PricewaterhouseCoopers LLP, dated February 7, 2007, regarding change in accounting principles
18.4	CILCORP	Letter from PricewaterhouseCoopers LLP, dated February 7, 2007, regarding change in accounting principles
18.5	CILCO	Letter from PricewaterhouseCoopers LLP, dated February 7, 2007, regarding change in accounting principles
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren*
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren*
31.3	UE	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of UE*
31.4	UE	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of UE*
31.5	CIPS	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CIPS*
31.6	CIPS	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CIPS*
31.7	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Genco*
31.8	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Genco*
31.9	CILCORP	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CILCORP*
31.10	CILCORP	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CILCORP*
31.11	CILCO	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CILCO*
31.12	CILCO	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CILCO*
31.13	IP	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of IP*
31.14	IP	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of IP*
31.15	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren with respect to the Form 10-Q/A
31.16	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren with respect to the Form 10-Q/A
31.17	UE	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of UE with respect to the Form 10-Q/A
31.18	UE	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of UE with respect to the Form 10-Q/A
31.19	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Genco with respect to the Form 10-Q/A
31.20	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Genco with respect to the Form 10-Q/A
31.21	CILCORP	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CILCORP with respect to the Form 10-Q/A
31.22	CILCORP	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CILCORP with respect to the Form 10-Q/A
31.23	CILCO	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CILCO with respect to the Form 10-Q/A
31.24	CILCO	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CILCO with respect to the Form 10-Q/A

Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer of Ameren*
32.2	Ameren	Section 1350 Certification of Principal Financial Officer of Ameren*
32.3	UE	Section 1350 Certification of Principal Executive Officer of UE*

32.4	UE	Section 1350 Certification of Principal Financial Officer of UE*
32.5	CIPS	Section 1350 Certification of Principal Executive Officer of CIPS*
32.6	CIPS	Section 1350 Certification of Principal Financial Officer of CIPS*
32.7	Genco	Section 1350 Certification of Principal Executive Officer of Genco*
32.8	Genco	Section 1350 Certification of Principal Financial Officer of Genco*
32.9	CILCORP	Section 1350 Certification of Principal Executive Officer of CILCORP*
32.10	CILCORP	Section 1350 Certification of Principal Financial Officer of CILCORP*
32.11	CILCO	Section 1350 Certification of Principal Executive Officer of CILCO*
32.12	CILCO	Section 1350 Certification of Principal Financial Officer of CILCO*
32.13	IP	Section 1350 Certification of Principal Executive Officer of IP*
32.14	IP	Section 1350 Certification of Principal Financial Officer of IP*

* Previously filed with the Form 10-Q for the quarter ended September 30, 2005, filed by the Ameren Companies with the SEC on November 9, 2005.

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

Date: February 12, 2007